Form 10QSB
period 2000-06-30
THERMALTEC INTERNATIONAL CORP
filed 2000-11-17
CIK 943110

--------------------------------------------------------------------------------
SEC       Potential persons who are to respond to the collection of information
2334(6-   contained in this form are not required to respond unless the form
00)       displays a currently valid OMB control number.
--------------------------------------------------------------------------------


                                                       -------------------------
                                                                  OMB
                                                               APPROVAL
                                                       -------------------------
                                                       OMB Number:     3235-0416
                                                       -------------------------
                                                       Expires:   April 30, 2003
                                                       -------------------------
                                                       Estimated average  burden
                                                       hours per response: 32.00
                                                       -------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 2000

    [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                       Commission file number ___________


                         THERMALTEC INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                       113255619
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


                    68A Lamar Street, West Babylon, NY 11704
                    (Address of principal executive offices)


                                 (631) 643-2285
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes [_]  No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,078,785 shares as of June, 2000.

                 Thermaltec International Corp.and Subsidiaries
                           Consolidated Balance Sheets

                                                          as of
                                                        6/30/2000
                                                       (unaudited)
                                                       -----------
Assets
    Current Assets
             Cash and Cash Equivalents                 $   318,080
             Trade Accounts Receivable                     182,896
             Inventory                                     124,098
             Prepaid and Other Current Assets               60,328
                                                       -----------

             Total Current Assets                          685,402
                                                       -----------

    Fixed Assets
             Machinery and Equipment                       264,883
             Leasehold Improvements                         40,120
                                                       -----------

                         Gross Fixed Assets                305,003
             Less:  Accumulated Depreciation              (104,348)
                                                       -----------

             Net Fixed Assets                              200,655
                                                       -----------

    Other Assets
             Goodwill, Net                                 447,016
             Organization Costs, Net of Amortization           809
             Other Assets                                    3,513
                                                       -----------

             Total Other Assets                            451,338
                                                       -----------

Total Assets                                           $ 1,337,395
                                                       ===========


Liabilities and Stockholders' Equity (Deficit)
    Current Liabilities
             Notes Payable                             $    92,148
             Vendor Accounts Payable                       271,154
             Other Liabilities                             152,993
             Shareholder Loan                              211,507
                                                       -----------

    Total Current Liabilities                              727,802
                                                       -----------

    Long-Term Liabilities
             Long-Term Debt Less Current Maturities        107,390
                                                       -----------

    Total Liabilities                                      835,192
                                                       -----------


    Common Stock                                               408
    Additional Paid-In Capital                           3,512,848
    Retained Earnings (Deficit)                         (3,027,055)
    Accumulated Other Comprehensive Income:
             Foreign Currency Translation Adjsutment        16,002
                                                       -----------

    Total Stockholders' Equity (Deficit)                   502,203
                                                       -----------

Total Liabilities and Stockholders' Equity (Deficit)   $ 1,337,395
                                                       ===========


          See accompanying notes to consolidated financial statements.

                 Thermaltec International Corp.and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                           For the Nine Months Ending


                                                         (Unaudited)
                                                  6/30/1999       6/30/2000
                                                 -----------     -----------
Sales                                               $204,950        $211,051

Cost of Sales                                        145,170         209,250
                                                 -----------     -----------

Gross Profit                                          59,780           1,801

General and Administrative Expenses                  345,382         852,873
                                                 -----------     -----------


Net Loss                                            (285,602)       (851,072)
                                                 -----------     -----------

Other Comprehensive Income:
    Foreign Currency translation adjustments          16,078          (9,084)
                                                 -----------     -----------
Total Comprehensive Income (Loss)                  ($269,524)      ($860,156)
                                                 ===========     ===========


Basic and Diluted Loss per Share                      ($0.12)         ($0.29)
                                                 ===========     ===========

Weighted Average Number of Shares Outstanding      2,455,791       3,017,551
                                                 ===========     ===========

          See accompanying notes to consolidated financial statements.

                 Thermaltec International Corp.and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ending


                                                         (Unaudited)
                                                  6/30/1999       6/30/2000
                                                 ----------      -----------

Sales                                                $78,714        $120,469

Cost of Sales                                         87,488         127,679
                                                 -----------     -----------

Gross Profit (Loss)                                   (8,684)         (7,210)

General and Administrative Expenses                  198,126         218,143
                                                 -----------     -----------


Net Loss                                            (206,900)       (225,353)
                                                 -----------     -----------

Other Comprehensive Income:
    Foreign Currency translation adjustments           7,056         (14,845)
                                                 -----------     -----------
Total Comprehensive Income (Loss)                  ($199,844)      ($240,198)
                                                 ===========     ===========


Basic and Diluted Loss per Share                      ($0.08)         ($0.07)
                                                 ===========     ===========

Weighted Average Number of Shares Outstanding      2,510,368       3,592,784
                                                 ===========     ===========



          See accompanying notes to consolidated financial statements.

                 Thermaltec International Corp. and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                    For the Nine Months Ending June 30, 2000
                                   (Unaudited)

                                                   Common Stock                                        Accumulated
                                           --------------------------     Additional    Retained          Other
                                            Number of                      Paid-In      Earnings      Comprehensive
                                             Shares            Amount      Capital      (Deficit)         Income        Total
                                           --------------------------     ----------    ---------     -------------   --------
Balance September 30, 1999                  2,608,118            261      1,902,407    (2,175,983)        25,086      (248,229)

(UNAUDITED)
Net Loss for the
nine months ending 6/30/00                                                               (851,072)                    (851,072)

Other Comprehensive Income:
Foreign Currency Translation Adjustment                                                                   (9,084)       (9,084)

Stock issued for services, 2/18/00            155,666             16        332,721                                    332,737

Warrants exercised 3/6/00                       1,000              0          1,000                                      1,000

Stock sold and issued 4/13/00                 834,000             83        833,917                                    834,000

Stock issued for Other loans 4/14/00          165,000             17        164,984                                    165,000

Shares issued for services June 2000           65,001              7         59,095                                     59,102

Shares issued on 6/13/00 for purchase         250,000             25        218,725                                    218,750
 of HVT on 5/19/00
                                           ----------     ----------     ----------    ----------     ----------    ----------
Balance June 30, 2000                       4,078,785            408      3,512,848    (3,027,055)        16,002       502,203
                                           ==========     ==========     ==========    ==========     ==========    ==========

           See accompanying notes to consolidated financial statements

                 Thermaltec International Corp.and Subsidiaries
                      Consolidated Statements of Cash Flow
                           For the Nine Months Ending

                                                                              (Unaudited)
                                                                        6/30/1999     6/30/2000
                                                                        ----------    ---------
Cash Flows from Operating Activities:
       Net Loss                                                         ($285,602)    ($851,072)
                                                                        ---------     ---------
       Adjustments to reconcile net loss to net cash used
       in operating activities:
               Depreciation & Amortization                                 23,152        22,599
               Common Stock Issued for Services                            77,567       391,839
               Loss on Disposal of Assets                                   3,375            --
               Excess of Liabilities Over Assets Purchased from
                      High Velocity Technology                                 --      (228,266)
               (Increase) decrease in:
                      Receivables                                         (19,543)      (23,448)
                      Inventories                                         (29,488)     (104,319)
                      Prepaid and other current assets                      3,680       (58,837)
                      Other Assets                                           (329)          767
               Increase (decrease) in:
                      Accounts Payable                                     26,538        95,153
                      Accrued Expenses and Other Current Liabilities       54,785       115,261
                                                                        ---------     ---------

               Total Adjustments                                          139,737       210,749
                                                                        ---------     ---------

               Net cash used in operating activities                     (145,865)     (640,323)
                                                                        ---------     ---------

Cash Flows from Investing Activities:
       Purchases of Fixed Assets & Leasehold Improvements                       0       (79,004)
                                                                        ---------     ---------

Cash Flows from Financing Activities:
       Proceeds from sale of shares net of offering costs                  78,200       835,000
       Proceeds of sale of shares not yet issued                               --            --
       Proceeds from issuance of Notes Payable                                 --       129,609
       Repayments of Notes Payable                                             (6)           --
       Net proceeds (repayments) of Shareholder Loans                     106,522       (49,396)
                                                                        ---------     ---------

Net cash provided by financing activities                                 184,716       915,213
                                                                        ---------     ---------

Effect of Exchange on Cash                                                 16,078        (9,084)

Net increase (decrease) in cash and cash equivalents                       54,929       186,802

Cash & Cash Equivalents, Beginning of Period                                5,604       131,278
                                                                        ---------     ---------

Cash & Cash Equivalents, End of Period                                  $  60,533     $ 318,080
                                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
       The Company had a non-cash investing activity of $ 218,750 that resulted from the acquisition of a subsidiary whose net liabilities exceeded net assets, summarized as follows:


                      Goodwill acquired                                               $ 447,016
                      Stock issued for acquisition of subsidiary                        218,750
                                                                                      ---------
                      Excess of liabilities over assets of subsidiary acquired        $ 228,266
                                                                                      =========

       In addition, the Company had a non-cash financing activity of $ 165,000 when it issued shares of stock for repayment of various loans.

                 See accompanying notes to financial statements

                         THERMALTEC INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING JUNE 30, 2000
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB currently under review by the Securities and Exchange Commission.

2. GOODWILL

As a result of the purchase of High Velocity Technology, Inc. on May 19, 2000, the Company has recorded, in consolidation, goodwill of $450,772 less accumulated amortization of $3,756 in the month of June. Goodwill is being amortized on a straight-line basis over a life of ten years.

3. EQUITY TRANSACTIONS

On May 31,1999 the Company authorized the sale of 1,000,000 shares of common stock to be offered in private transactions of 1,000 Units, representing 1,000 shares per Unit. Each Unit consisted of 1,000 common shares, 750 B Warrants and 500 C Warrants for the purchase of additional common shares of the Company. Such offering was filed with the State of New York Department of Law. The Company utilized an exemption from the registration provisions under Regulation D Rule 504,as amended, and sold in those States which permit the offering to take place. The termination date of the offering was March 31, 2000. The exercise price of the Warrants is $1.50 per B Warrant share and $2.00 per C Warrant share, exercisable commencing one year from the date of the subscription agreement for the B Warrant and two years from the date of the subscription agreement for the C Warrant. The B Warrants will expire March 31, 2002 and the C Warrants will expire March 31, 2003. 999,000 shares were subscribed in the offering. There were 649,350 B Warrants and 499,500 C Warrants subscribed. On April 13, 2000, 999,000 common shares were issued.

On June 13, 2000 250,000 common shares were issued as payment for the purchase of High Velocity Technology, Inc.

During the nine months ending June 30, 2000 the Company issued 220,667 shares for services to outside consultants as follows:

      Marketing services            43,041 shares           $ 67,850
      Administrative services      177,626 shares           $323,987

4. INCOME TAXES

No provision for income taxes was recorded for the three and nine month periods ending June 30, 2000, due to a net loss having been incurred. The Company does not anticipate having taxable income at September 30, 2000.

5. MERGERS AND ACQUISITIONS

On January 31, 2000, the Company signed a letter of intent to acquire the assets of Edge Management Inc. Edge Management is a privately-held firm in the Professional Employers Organization industry; it has current annual revenues of $ 43 million. Upon completion of the due diligence process, the Company chose to withdraw from further negotiations with Edge Management.

On January 31, 2000 the Company signed a letter of intent to acquire one million shares, representing 10% of the outstanding shares of I(x) Partners, Ltd. I(x) Partners, based in Salem, NH, is active in the field of information technology, with a special emphasis on developing and enhancing real-time data processing systems by means of the Internet. The acquisition will be effected by the exchange of 200,000 shares of Thermaltec common stock. The completion of the acquisition is subject to the usual due diligence process. As of June 30, 2000, the due diligence process was ongoing.

On February 4, 2000 the Company signed a letter of intent to acquire the assets of High Velocity Technology, Inc., a privately-held company in the thermal spray industry. The acquisition was consummated on May 19, 2000 by the exchange of 250,000 shares of Thermaltec common stock and $ 100,000 in cash for all of the assets of High Velocity.

On February 14, 2000 the Company signed a letter of intent to acquire the assets of Viaplex Communications, Inc., an information technology professional services company with specialized expertise in the design, implementation and support of enterprise multi-service networks and applications. Upon completion of the due diligence process, the Company chose to withdraw from further negotiations with Viaplex.

                MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS
                         Thermaltec International Corp.

Results of Operations

Nine Months Ending June  30, 2000 vs. June 30, 1999

For the nine months ended June 30, 2000, Thermaltec International had $ 211 thousand of consolidated sales, an increase of 3% from the prior year's comparative period, as the inclusion of $ 71 thousand of sales from High Velocity Technology, Inc.("HVT") for the month of June more than offset the decline in business in Costa Rica. Gross margins were 1 %, a decline from the 29% in the prior year, primarily reflecting $52 thousand of cost overruns and rework at Thermaltec de Costa Rica (TCR). The Company expects that gross margins will improve significantly as improved efficiencies at TCR take effect and as the higher-margin revenues of HVT assume a greater share of total Company revenues. Selling, general and administrative expenses were $853 thousand, $508 thousand more than the prior period, of which $392 thousand was the result of shares issued for services during the period. Of these expenses, $194 thousand were required to bring the Camanco (formerly know as Solar Communications) merger process, begun in 1999 to a conclusion. In addition, the Company incurred $46 thousand in pursuing other mergers. During the comparative period of the prior year, expenses included approximately $51 thousand of administrative and legal costs associated with the planned merger with Camanco Communications. Expenses other than merger costs were $613 thousand during the first nine months, an increase of $319 thousand from the year ago period, as the Company incurred $ 277 thousand of costs in technical training and expansion for its Costa Rican subsidiary and approximately $29 thousand in costs for registration and filing of Form 10-SB.

As stated above, the Company incurred approximately $46 thousand of administrative and legal expenses during the nine months ending June 30, 2000 in pursuing merger discussions and "due diligence" investigation of three acquisition candidates, specifically High Velocity Technologies, Edge Management Inc., and Viaplex Communications. The acquisition of High Velocity was consummated on May 19, 2000 by the exchange of 250 thousand shares of Thermaltec common stock and $100 thousand in cash for all of the assets of High Velocity. The Company chose to withdraw from further negotiations with Edge Management Inc. and with Viaplex Communications upon completion of the respective due diligence processes.

Three Months Ending June 30, 2000 vs June 30, 1999

For the three months ended June 30, 2000 Thermaltec International had $ 120 thousand of consolidated sales, an increase of 53% from the prior year's comparative period, as the inclusion of $ 71 thousand of sales from High Velocity Technology more than offset the decline in NYSERDA billing during this quarter, $13 thousand versus a $42 thousand billing during the comparative period of last year. The Company expects to continue further NYSERDA billings until the completion of the project. General and administrative expenses rose 10%, to $218 thousand due to $20 thousand of acquisition-related costs being included. Without those costs, expenses were even with the comparative period of the prior year.

Liquidity and Financial Resources

The Company has not yet achieved profitability since its inception in 1994. As a result, it has limited the amount of the debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund market development is more appropriately obtained through the sale of equity. Debt outstanding as of June 30, 2000 consists primarily of $19 thousand of a bank note and $ 181 thousand in equipment financing. Additional liquidity has been provided by shareholder loans as of June 30, 2000 of $ 212 thousand. Since inception, the Company has raised $2.4 million through the sale of common stock other than stock issued in exchange for services.

The Company has a deficiency in working capital and has accumulated a significant shareholders' deficit. Despite this, in the opinion of management, the Company remains viable. Its staff in the United States and in Costa Rica has developed considerable expertise in the application of coatings and in developing enhanced techniques and operating parameters. The Company intends through its acquisition of and integration with High Velocity

Technology, to combine complementary skills to develop a highly competitive engineering enterprise. The Company is installing improved processes, quality control and cost accounting systems at Thermaltec de Costa Rica.

On May 31, 1999, the Company authorized the sale of 1,000,000 shares of common stock to be offered in private transactions of 1,000 Units, representing 1,000 shares per Unit. Each Unit consisted of 1,000 Common shares and 750 B Warrants and 500 C Warrants for the purchase of additional shares of the Company. Such offering was filed with the State of New York Department of Law. The Company utilized an exemption from the registration provisions under Regulation D Rule 504, as amended, and sold in those states which permit the offering to take place. The termination date of the offering was March 31, 2000. The exercise price of the Warrants is $1.50 per B Warrant share and $2.00 per C Warrant share, exercisable commencing one year from the date of the subscription agreement for the B Warrant and two years from the date of the subscription agreement for the C Warrant. The B Warrants will expire March 31, 2002 and the C Warrants will expire March 31, 2003. 999,999 shares were subscribed in the offering. There were 649,350 B Warrants and 499,500 C Warrants subscribed. On April 13, 2000, 999,000 shares were issued.


The Company's payment terms for its receivables are thirty calendar days after invoicing. At June 30, 2000, there were $47 thousand due from NYSERDA, representing retainage under the terms of the original contracts for Phase I and for Phase II. Upon completion of the project, the remaining balance is expected to be paid by NYSERDA.

Year 2000 Compliance

The operations of the Company have not been highly vulnerable to disruption due to the "Y2K" problem. The Company replaced entirely its computer hardware and accompanying software prior to the end of 1999. At the end of 1999, the Company experienced no difficulties with the "Y2K" problem and, in the opinion of management no cause for further concern exists.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Forward-looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereounto duly authorized.


(Registrant)                             THERMALTEC INTERNATIONAL CORP

Date                                     By /s/ Andrew Mazzone
    -------------------                     -----------------------------
                                            Andrew Mazzone, President and
                                            Chairman of the Board of Directors
                                            Principal Financial Officer
                                            Principal Accounting Officer