Form 10KSB
period 2000-09-30
THERMALTEC INTERNATIONAL CORP
filed 2001-01-17
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2000


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
     For the transition period from _________ to _________

                                              Commission file number: pending

                      Thermaltec International Corporation
                 (Name of small business issuer in its charter)

Delaware                                                 11-3255619
(State or other jurisdiction of incorporation or         (I.R.S. Employer
         organization)                                   Identification No.)

68A LaMar Street,  Babylon, NY                               11704
(Address of Principal executive offices)                     (Zip Code)

Issuer's telephone number (631) 643-2285

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001                      Electronic Quotation Service
    (Title of each Class)                           (Registered Exchange)

Securities registered under Section 12(g) of the Exchange Act:  N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $300,859

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of November 30, 2000 was $3,156,619.11

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000 was 4,333,301 shares

Transitional Small Business Disclosure Format (check one): Yes ____; No X

                      Thermaltec International Corporation

                                     Part I

Item 1. Description of Business

Business of the Company:

     Thermaltec International was incorporated in November 1994 under the laws of the State of Delaware. It is engaged in the thermal spray coating industry and its primary business objective to establish and support thermal spray coating shops throughout Latin America.

     Thermal spraying is a technology used by Thermaltec International to coat a substrate (surface) with various materials such as metals, alloys, carbides, ceramics, and some plastics. The coating material utilized depends upon the requirements of each specific application.

     The coatings utilized by Thermaltec International are produced from materials in the form of either wire or powder. The material is melted in a flame or heat source, and projected onto a substrate by a mixture of air flammable gases to form the coating. The air, flammable gases and coating are brought together in a flame in the nozzle of the gun where the coating is melted and sprayed forward onto the surface to be coated. The gases and molten coating are cooled by the surface and the coating adheres to the surface.

     Thermal spray coating technology can be utilized in any situation in which metal surfaces are worn from use or exposed to erosion or corrosion. A few of the most common applications include the rebuilding of mechanical parts, the protection of pipes (inside and outside) from corrosion, and the repair of crankshafts, turbine blades and pumps.

     Thermal spraying is a generic term used to describe a number of different technologies. Each sub-technology shares a common element in that molten or semi-molten metal particles are propelled onto a substrate where they adhere to form a coating. Each sub-technology involves trade-offs among coating quality, deposition rates, and cost. Each of the thermal spray technologies is discussed in greater detail below.

     Thermal spray technology is a subset of materials science and surface coating engineering. Using thermal spray, technicians can apply a thick or thin metal or ceramic coating on top of a metal substrate. The coating is bonded strongly to the substrate, because the process projects molten particles onto the targeted surface at high, sometimes hypersonic, velocities. The coatings are thus applied with a combination of thermal and kinetic energies.

     Since it is usually only the exposed surface of parts that are subjected to stresses such as wear, erosion, or corrosion, it is possible using this technology to economically protect such surfaces. The required protection can be provided with thin coatings, using relatively little material. As a result, high performance coatings and even exotic materials can be utilized at limited cost.

     The thermal spray process is widely used to solve corrosion and wear problems in Europe, North America and Japan. Estimated sales are $1,800,000,000
- $2,000,000,000 per year for just North America as published in the Gorham Report for 1999. Estimates for Japan and Europe are not available. The registrant's estimates have been replaced by the authoritative industry Gorham Report published by Gorham Advanced Materials Institute, Gorham, Maine 04038.

     The Company develops its business primarily by training a sales force of mechanical or metallurgical engineers, and having them call on leading industrial companies in the markets where its thermal spray shops are located. At the present time, Costa Rica is the company's main prototype installation; New York is a smaller prototype. In Costa Rica, Thermaltec International does business with over 300 customers. A typical method of operation would have an engineer call on a customer who uses industrial machinery. Industrial equipment is subject to wear. Thermaltec International's engineers would assess the wear problem, and recommend a thermal spray solution. If needed, the worn part would be taken out of service, and shipped to the thermal spray shop. A coating designed to solve the problem would be applied, and then the part would be ground or machined to original specification and returned to the customer. Often a 24-hour turnaround can be achieved. The Company maintains a full complement of coating devices and metalworking finishing equipment.

     The use of this service has value to third world industries because: (1) the repair is generally cheaper than the cost of a new part, and the turnaround of the refurbished part is much quicker than reordering a new one. (2) Downtime of the customers' equipment is minimized. (3) The inventory of customers' spare replacement parts can be minimized by the accessibility to the thermal spray process. Pricing usually targets at 40% to 50% the cost of buying a new part. Prices above and below that target are influenced by need for quick turnaround.

     The company operates in three locations. The New York location has a full complement of spray equipment, but very little machining and finishing equipment. Thus a full demonstration in the New York location of the complete thermal spray process is not as effective as in Costa Rica. In Costa Rica, a true prototype demonstrating all facets of the process from spraying and machine finishing is in place. Also, there are more trained personnel from sales, engineering and administrative all of whom are Costa Rican citizens. Thus, the Costa Rican "prototype" is a better analog of what to expect in all phases of thermal spraying than is the New York location. Finally, the Company operates a manufacturing business, High Velocity Technologies, Inc., based in Lebanon, New Hampshire. This latter business is described in the section titled "Mergers & Acquisitions".

Mergers & Acquisitions:

     On May 19, 2000 the Company acquired all of the assets and liabilities of High Velocity Technology, Inc. by merging it into Panama Industries Ltd., a wholly-owned subsidiary of Thermaltec International, in a tax-free reorganization qualifying under Section 368(a)(1)(A) of the Internal Revenue Code. The President and sole shareholder of High Velocity, Robert J. Lalumiere received in exchange for all of his stock in High Velocity 250,000 shares of the Company's common stock and $100,000, $50,000 of which was paid at closing with $15,000 paid in October 2000 and the balance of $35,000 still outstanding. Mr. Lalumiere entered into an employment agreement, whereby he became the President and Chief Executive Officer of Panama. The assets of High Velocity consisted primarily of the machinery and equipment necessary to operate the thermal spray equipment manufacturing business. The equipment manufactured and sold are (1) a high velocity wire and powder torch, and (2) an EAS-WD ARC wire system. It had over 60 customers and had sales of approximately $500,000 in 1999. Its business was continued by Panama and integrated into Panama's operations.

     High Velocity is a manufacturer of thermal spray equipment and a distributor of thermal spray supplies. As such, it is part of the thermal spray business that supplies coating service shops such as the Company's shop in Costa Rica. The company believes that its location in Costa Rica can serve as a launching pad for promoting equipment and supplies in addition to promoting its concept of thermal spray shops. In effect, the company can sell a prospective thermal spray shop owner high velocity equipment and supplies along with its own coating service expertise. The company now has more tools to promote its overseas shop concept as previously described.

     In addition, the company hopes to promote the High Velocity technology to companies in the United States and Europe as a separate profit center.

     On December 11, 1998 Thermaltec International, Corp. announced that it had entered into a Letter of Intent with Solar Communications Group, Inc. (later Comanco Communications Inc.) of Millville, NJ for the merger of Solar Communications into TTI. The specific details of the merger and its timing were released by SCG on December 14. It had been anticipated that, at the effective time of the merger, the shareholders of Solar Communications would receive 67,500,000 shares of the common stock of TTI representing approximately 96% of the outstanding shares of TTI common stock.

     Prior to the merger, TTI would take all necessary steps to transfer all of its assets, ongoing business activities and liabilities to Panama Industries, Ltd., a wholly-owned subsidiary of TTI, except for a minimal amount of cash and certain net operating loss tax carry forwards. After the merger, TTI would conduct the business formerly conducted by SCG, in the name of Panama Industries, Ltd. The stockholders of TTI (as of the date of May 28, 1999) would receive one share of Panama Industries, Ltd. in addition to each share held in TTI.

     TTI agreed that both parties put in a strong effort to complete this merger, for its part TTI wanted to continue and complete the merger process. As Camanco indicated in their press release of December 13, 1999, they exercised their right to terminate on December 31, 1999. TTI strongly regrets that Camanco did not grant the requested extension.

Specific Technologies of Thermal Spraying:

Wire Flame Spraying

     Coating material in wire form is fed into an oxygen-fuel gas combustion flame, melted, and then atomized and projected by compressed air onto a prepared substrate (the object to be sprayed upon). This is the oldest of the thermal spray processes used in industry today. This process, because of the inherent nature of the gases used, achieves a relatively low velocity flame with a temperature maximum of 55000 F. The process is simple to use and is employed heavily in industry for rebuilding lightly worn surfaces, anticorrosion and mild wear resistant application.

Powder Flame Spraying

     Coating material in powder form is fed into an oxygen-fuel combustion flame, melted, and projected by the gas stream onto a prepared substrate. The key difference between this and wire flame spraying is that the coating material is a powder; the powder form lends itself to a greater variety of formulations.

Electric Arc Spraying

     Coating material in wire form is electrically charged when two wires are brought together and an arc is struck between them. Compressed air atomizes the molten material and projects it onto a prepared substrate. This process allows for higher deposition rates, and higher quality coatings than traditional flame spraying.

Plasma Spraying

     Coating material in powder form is fed into a heat source created by using a high intensity electric arc, which disassociates and ionizes into a plasma gas, either of hydrogen or nitrogen. The plasma gas is used as a carrier to transfer the heat available in the arc to the particles of material being sprayed. The melted particles are projected at high velocity by the plasma gas stream onto a prepared substrate. The plasma process was developed in the late 1950's and was a technological development that allowed tremendous growth in the thermal coatings industry. Because of the high temperatures involved, virtually any material can be sprayed, and the high temperatures produce good coatings. Plasma spraying is currently utilized by industry and in particular, the aerospace industry.

HVOF (High Velocity Oxygen/Fuel) / HVAF (High Velocity Air/Fuel)

     Coating material is fed into a mini rocket chamber and mixed with either air and kerosene (HVAF) or oxygen and propane (HVOF). A high velocity combustion flame, melts, and then projects the material onto a prepared substrate. This process was developed in the mid-1980's and is the latest development in thermal spray technology. The extremely high particle velocity (4000' per second) achieved in this process causes the particles to flatten upon impact with the substrate, resulting in high density, high bond strength coatings that are essentially stress free and of very low porosity.

     The Company in its Costa Rican operation utilizes all of the following processes: wire flame spraying, powder flame spraying, electric arc spraying, plasma spraying, high velocity oxygen/fuel, and high velocity air/kerosene. In New York, the Company uses wire flame spraying, powder flame spraying and high velocity air/kerosene.

Industries Using Thermal Sprayed Coatings:

Industry                      Key Applications

Chemical Processing           Solving corrosion problems in processing
                              equipment.

Textiles                      Used on mill components such as guides and pins.

Medical/Dental                Titanium and hydroxyapatite coatings on medical
                              and dental implants to prolong life and
                              reliability.

Iron and Steel making         Rolls, conveyors, thermal barriers.

Electronics                   Dielectric coatings and coatings on recording
                              heads to improve quality and prolong life.

Agricultural                  A wide variety of erosion and corrosion resistant
                              coatings for machine parts.

Aerospace                     Wear resistant and thermal barrier coatings for
                              the operating parts of turbojet engines.

Automotive                    Wear resistant coatings for cylinders and
                              transmission parts. Corrosion resistant coatings, oxygen sensor coatings to regulate fuel air flow.

Railroad                      Traction motors.

     Other industrial uses are found in the Petrochemical industries, pumps, paper and pulp manufacturing, power plants, electric motor repair, food handling, and diesel engines.

     There are over 4,000 different industrial applications for thermal coatings.

Competition:

     We may experience competition from a few different sources. First, the traditional manufacturers of thermal spray equipment and supplies i.e. Sulzer Metco, Westbury, NY, Eutectic Corporation, Flushing, NY, and Praxair Inc., Danbury, Connecticut, etc. Although primarily engaged in selling equipment and supplies, the users of the thermal spray processes may ultimately shift their strategy to become prime users also of the process.

     In further characterizing the competition in thermal spraying, the two largest original equipment manufacturers in the United States are Sulzer Metco and Praxair. Between them they control over 65% of the market share in the U.S. Their combined sales in the U.S. are estimated by the Company at over $160 million. The company even with its acquisition of High Velocity Technology will only obtain at best a $1.5 million estimated sales in the next 12 months or less than 1% of the market share. The contract shop business is estimated at $800,000,000 per year with over 200 companies competing in that market. The company would estimate that its revenues would not exceed $400,000 in sales in the next 12 months, or less than 1% of the contract shop market.

     In the Costa Rican market the competition for original equipment is Eutectic Corporation of Flushing, NY. It is expected that they will sell $50,000 worth of equipment and supplies in Costa Rica. The company does not intend to sell any original equipment in Costa Rica for reasons of not wanting to create new contract shop competitors. In the contract shop side of the business the company believes that combined competitive work does not exceed $100,000 per year. Therefore, we estimate that the company has about 60% of the current thermal spray business in Costa Rica.

     As described above, the business in New York has in the past revolved around the bridge business. We cannot compete in NY because larger and better-financed competitors are receiving contracts for this business. These competitors include the following;

     Corrosion Restoration Technologies             Zenith Company
     612 N. Orange Ave.                             104 Fourth Street
     Jupiter, Fl  33458                             Pittsburgh, PA  15215

     Erie Maintenance, Inc.                         Erie Interstate Contractors
     999 Rein Rd.                                   5428 Genesse St.
     Cheektowaga, NY  14225                         Lancaster, NY  14086

     National Thermal Spray & Sandblasting          Atlas Co.
     10 Dunton Ave.                                 127 Skillen St.
     Deer Park, NY  11729                           Buffalo, NY  14207

Customers:

     For the year ended September 30, 2000, one customer, the New York State Energy Research and Development Authority (NYSERDA), accounted for 16% of Company sales and 25% of accounts receivable. For the year ended September 30, 1999 one customer in the corrosion-protection field accounted for 39% of the Company's sales and 63% of its accounts receivable. In order that the Company may reduce reliance on a small number of customers, it has not actively pursued additional work in the large-ticket corrosion-protection field, instead placing its emphasis on broadening its customer base in the United States by acquiring High Velocity Technology. The addition of that firm to the Company's structure is expected to significantly reduce reliance upon any small list of relatively large customers that the Company may have had in the past. The Company may perform additional work for NYSERDA in the future, but it intends to emphasize the expansion of the High Velocity Technology franchise as its first priority.

     During the year ended September 30, 2000, Costa Rica accounted for 36% of total Company sales; during the year ended September 30, 1999, Costa Rica accounted for 47% of Company sales. This shift in percentage of total revenues reflects the inclusion of High Velocity Technology's revenues since June 2000. This trend is expected to continue in the future.

     Although we have approximately 300 thermal spray service customers in Costa Rica, we have only 2 significant thermal spray customers in New York. The acquisition of High Velocity has added over 50 new customers of thermal spray materials and equipment.

Intellectual Property:

     We have not applied for any patents, trademarks or license as of this time. The Company is not engaged and has not engaged in Research and Development activities.

Suppliers to the Company:

     We anticipate obtaining most of its equipment and coating materials from several separate sources. The loss of any supplier will not have a long-term adverse affect on our operations.

Employees:

As of September 30, 2000, the Company had 9 full-time employees in Costa Rica. In the United States, there were 6 full-time employees in High Velocity Technology and 3 employees, of which 2 are part-time, at the New York location.

Item 2. Description of Property

     We presently maintain three locations as stated below. We have other area locations in mind for the future, but have not targeted any other specific location.

USA

     Our executive offices and shop are located at 68A Lamar Street, W. Babylon, NY 11704. Such space consists of 2,000 Sq. Ft. of which 300 Sq. Ft. are devoted to office and 1,700 Sq. Ft. are devoted to the spray shop; the monthly lease payment is $1,100.

     The Company operates a wholly owned subsidiary, High Velocity Technologies, which has offices and a manufacturing facility located at 21 Technology Drive, Lebanon, NH 03784. Such space consists of 1800 Sq. Ft., of which 360 Sq.Ft.are devoted to office and 1440 Sq.Ft. are devoted to manufacturing and storage. The monthly lease payment is $ 3,700.

San Jose, Costa Rica

     We maintain a wholly owned subsidiary, Thermaltec de Costa Rica, Pavas at 75 Oeste del Liceo, Antiqua Fab Rosago, Ultima bodega, San Jose, Costa Rica, Telephone 011-506-290-7591. The facility is 8,000 Sq. Ft. with 900 Sq. Ft. set aside for offices and 7,100 Sq. Ft. is dedicated to spray and machine shop areas. The equipment is owned by the Company. The building and property is not owned, but rented. The lease expires in 2002. There is no renewal after 2002 built into the lease. The lease is for five years, which commenced in January 1997. The monthly rental is $2,023. Cost of living increases are built into the lease agreement. The location has four large lathes, four medium lathes, three large grinders, three milling machines, four drilling machines and other miscellaneous machine tools, two blast containers, a three-station spray room, 15 thermal spray guns including wire, powder arc, HV, and plasma (previously described) and miscellaneous work handling equipment.

     The business is subject to minor seasonal variations in Costa Rica. Such variations are influenced by planting and harvesting sugar and coffee with resulting shut down and repair of equipment being cyclical in nature

Item 3. Legal Proceedings

     There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants, or disagreements with its accountants since its inception.

Indemnification of Officer and Director

     At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

     We are authorized to issue 10,000,000 shares of Common Stock, at a par value $.0001 per share. As of 6/30/2000 there are 4,304,801 shares of common stock outstanding. The number of shareholders as of 9/30/2000 is 747.

Common Stock:

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

     There are approximately 2,938,551 shares of Common Stock outstanding that are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act.

Price Ranges of Thermaltec Common Stock:

     The price of Thermaltec shares is difficult to predict. The shares have had a history of going as high as $18. We believe that the previously anticipated merger with an Internet company, combined with the fact that there is a thin float, gave the stock its volatility. With approximately 1,000,000 shares (est.) in the float, it apparently doesn't take much trading to produce a "bandwagon effect". The company has published limited news releases in its history, specifically 5 during the proposed merger process with Solar, and two subsequent to that. It announces only when it has significant news. Thermaltec's common stock is at this time, quoted on the NASD "pink sheets"; it is expected to resume trading on the OTC Bulletin Board under the symbol "THRM" when its registration with the Securities and Exchange Commission becomes effective. The Company has filed a Form 10SB to be relisted on the OTC:BB. The company was delisted on April 19, 2000 for failure to file a timely 10SB.

     The following table sets forth the range of the high and low bid quotations of the Thermaltec common stock for the periods indicated:

THREE MONTHS ENDED:                    High               Low
                                       ----               ---
December 31, 1998                      4.926              .235
March 31, 1999                         5.770             2.509
June 30, 1999                         17.465             6.015
September 30, 1999                     8.625             7.625
December 30, 1999                       .87               .68
March 31, 2000                         9.125             0.69
June 30, 2000                          3.20              1.00
September 30, 2000                     3.30              1.55

     The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

Liquidation:

     In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims. Warrant holders will not be entitled to liquidation rights, and will not be treated as stockholders prior to the exercise of the warrants.

Dividend Policy:

     The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:

     Our transfer agent and registrar of the common stock is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, NY 11741.


Item 6. Management's Discussion and Analysis or Plan of Operation

Government Regulations:

     The Company, both in Latin America and in the U.S., is subject to Workers' Compensation and Safety Laws. Thermaltec has all necessary licenses from all governmental agencies to conduct business in both the US and Costa Rica. It has not had any warnings or citations for any violations. To the best of its knowledge, the Company complies with all emissions regulations and waste removal regulations. The Company believes its only exposure would be in the area of Workers' Compensation claims for which it is insured. The Company doesn't reserve for possible problems in this area because of its history of not having such problems.

     NYS approval pertains to the bridge coating business. We are an approved vendor by NYS Department of Transportation and if we receive a coating contract, that contract is monitored daily by NYS inspectors. In Costa Rica, all our work is by purchase order and is subject to periodic plant inspections by government safety and emission inspectors. The Company has received no notice of violation or citations from such inspections.

     The cost of compliance with government regulation is embedded in the cost of environmentally safe equipment. Governmental inspection requires assistance by employees and such assistance is deemed to be not material by the Company.

     New York State Thruway Authority has approved and is currently using thermal spray coatings as an acceptable method of corrosion protection of bridge structural steel. Thermaltec is an approved applicator for New York State Thruway Authority Bridge Metallizing Projects.

     As part of its specifications for thermal spraying New York State has adopted specifications established by the Society of Protective Coatings (SSPC) and The American Society for Testing and Materials (ASTM).

     The Company has found itself to be unable to acquire, due to its limited resources, contracts for the coatings of bridges. We now act as technical consultants and suppliers of equipment to those firms who have been awarded the coating contracts. The Company is not actively pursuing additional work in the large ticket corrosion protection field, instead placing its emphasis on broadening its customer base in the US by acquiring High Velocity.

Results of Operations:

Year Ending September 30, 2000 vs. September 30, 1999

     For the year ended September 30, 2000, Thermaltec International had $ 301 thousand of consolidated sales, an decrease of 26% from the prior year, as the inclusion of $ 141 thousand of sales from High Velocity Technology, Inc. ("HVT") for the four months of operations was more than offset by the decline in corrosion protection sales in the United States of $ 161 thousand. Gross margins were 5 %, a decline from the 23% in the prior year, primarily reflecting $ 50 thousand of cost overruns and rework at Thermaltec de Costa Rica (TCR). The Company expects that gross margins will improve significantly as improved efficiencies at TCR take effect and as the higher-margin revenues of HVT assume a greater share of total Company revenues. Selling, general and administrative expenses were $1,246 thousand, $ 195 thousand more than the prior year; $ 410 thousand was the result of shares issued for services during the period. Of the total expenses, $194 thousand were required to bring the unsuccessful Camanco Communication merger process, begun in 1999, to a conclusion. In addition, the Company incurred $60 thousand in pursuing other mergers. During the prior year, expenses included approximately $ 450 thousand of administrative and legal costs associated with the planned merger with Camanco Communications. Expenses other than merger costs were $ 987 thousand during the year, an increase of $ 386 thousand from the year ago period, as the Company incurred $ 277 thousand of costs in technical training and expansion for its Costa Rican subsidiary and approximately $44 thousand in costs for registration and filing of Form 10-SB. No shares were issued to principals of the registrant for services in connection with the Comanco merger.

     As stated above, the Company incurred approximately $60 thousand of administrative and legal expenses during the year ending September 30, 2000 in pursuing merger discussions and "due diligence" investigation of four acquisition candidates, specifically High Velocity Technologies, Edge Management Inc., I x Partners, Ltd. and Viaplex Communications. The acquisition of High Velocity was consummated on May 19, 2000 by the exchange of 250 thousand shares of Thermaltec common stock and $100 thousand in cash for all of the assets of High Velocity. During the year ended September 30, 2000, the Company chose to withdraw from further negotiations with Edge Management Inc. and with Viaplex Communications upon completion of the respective due diligence processes. On December 14, 2000 the Company also chose to withdraw from further negotiations with I x Partners.

For the Year Ending September 30, 1999 vs. September 30, 1998

     During 1999, sales rose by 48 % to $ 409 thousand, primarily due to the completion of a $ 161 thousand contract for the anti-corrosion coating of a bridge for the New York State Department of Transportation. In addition, the Company was awarded the second phase of research for the New York State Energy Research & Development Authority. The total amount awarded was $ 89 thousand, of which $ 21 thousand was billed during the fiscal year. These sales more than offset a decline in business activity in the Costa Rica market where heavy rains and widespread flooding adversely affected industrial operations. Gross profit margins were reduced from 44% to 23%, reflecting the shift in sales mix from high-margin industrial repairs to the highly competitive anti-corrosion coating business and to the lower margin NYSERDA business. General and Administrative expenses rose by 101%, due to the issuance of Company shares for services. The need for these services arose from the substantial work needed to pursue the merger with Camanco Communications, a New Jersey-based company. On December 11, 1998 the two companies announced their shared intention to merge operations. On December 13, 1999 and after extensive efforts by the Company, Camanco announced that it was withdrawing from the merger. During 1999, the Company incurred approximately $450 thousand of expenses for legal, financial and marketing services that were a direct consequence of the merger effort. The Company paid for $411 thousand of these expenses with Company shares.

Liquidity and Financial Resources

     As shown in the financial statements, the Company incurred a net loss of $1.2 million during the year ended September 30, 2000 and has incurred substantial net losses for each of the past two years. At September 30, 2000, current liabilities exceed current assets by $ 247 thousand; at the same time, total assets exceeded total liabilities by $ 367 thousand. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to raise additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

     The Company has limited the amount of the debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund technical and market development is more appropriately obtained through the sale of equity. Debt outstanding as of September 30, 2000 consists primarily of $16 thousand of a bank note and $49 thousand in equipment financing, as well as $107 thousand of debt assumed as a result of the acquisition of High Velocity. Since inception, the Company has raised $2.6 million through the sale of common stock other than stock issued in exchange for services.

     The Company's payment terms for its receivables are thirty calendar days after invoicing. At September 30, 2000, there were $32 thousand due from NYSERDA, representing retainage under the terms of the original contracts for Phase I and for Phase II. Upon completion of the project, the remaining balance will be paid by NYSERDA. At September 30, 1999, there were $90 thousand due from National Thermal Spay; these were collected in March 2000.

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

Item 7. Financial Statements

                 Thermaltec International Corp. and Subsidiaries
                          Index to Financial Statements
                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                               F-2
Consolidated Balance Sheet as of September 30, 2000                        F-3
Consolidated Statement of Operations and Comprehensive Income
     for the periods ended September 30, 2000 and 1999                     F-4
Consolidated Statements of Shareholders' Equity for the periods
     ended September 30, 2000 and 1999                                     F-5
Consolidated Statements of Cash Flows for the periods ended
     September 30, 2000 and 1999                                           F-6
Consolidated Notes to the Financial Statements                             F-7

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors of
Thermaltec International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Thermaltec International Corporation and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermaltec International Corporation and Subsidiaries as of September 30, 2000, and the results of its operations and cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

As shown in the financial statements, the company incurred a net loss of $1,230,225 for the year ended September 30, 2000 and has incurred substantial net losses for each of the past 2 years. At September 30, 2000, current liabilities exceeded current assets by $247,137. These factors, and others discussed in Note 14, indicate that the company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue existence.



                    Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
December 12, 2000

                 Thermaltec International Corp. and Subsidiaries
                           Consolidated Balance Sheet
                            As of September 30, 2000

Assets
       Current Assets
               Cash and Cash Equivalents ........................   $    65,437
               Trade Accounts Receivable ........................       126,498
               Inventories ......................................       139,951
               Prepaid Expenses and Other Current Assets ........        46,117
                                                                    -----------
               Total Current Assets .............................       378,003
                                                                    -----------

       Fixed Assets
               Machinery and Equipment ..........................       399,715
               Leasehold Improvements ...........................        40,120
                                                                    -----------
                                Gross Fixed Assets ..............       439,835

               Less: Accumulated Depreciation ...................      (202,414)
                                                                    -----------
               Net Fixed Assets .................................       237,421
                                                                    -----------
          Other Assets

               Goodwill, Net ....................................       435,582
               Organization Costs, Net of Amortization ..........           809
               Other Assets .....................................        21,844
                                                                    -----------
               Total Other Assets ...............................       458,235
                                                                    -----------

Total Assets ....................................................   $ 1,073,659
                                                                    -----------

Liabilities and Stockholders' Equity (Deficit)
         Current Liabilities

            Current Maturities of Long-Term Debt ................   $    34,847
            Notes Payable - Other ...............................        55,644
            Vendor Accounts Payable .............................       266,367
            Other Current Liabilities ...........................       181,689
            Due to Officer ......................................        50,000
            Due to Shareholder ..................................        36,593
                                                                    -----------

         Total Current
Liabilities .....................................................       625,140
                                                                    -----------
         Long-Term Liabilities
            Long-Term Debt less Current Maturities ..............        81,853
                                                                    -----------
         Total Liabilities ......................................       706,993
                                                                    -----------
         Common Stock ...........................................           430
         Additional Paid-in Capital .............................     3,745,779
         Retained Earnings (Deficit) ............................    (3,406,208)
         Accumulated Other Comprehensive Income:
            Foreign Currency Translation Adjustment .............        26,665
                                                                    -----------
         Total Stockholders' Equity (Deficit) ...................       366,666
                                                                    -----------
Total Liabilities and Stockholders' Equity (Deficit) ............   $ 1,073,659
                                                                    -----------

                 See accompanying notes to financial statements

                 Thermaltec International Corp. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income


                                                              For the
                                                       Year ended September 30,
                                                         1999           2000
                                                     -----------    -----------
Sales                                                $   408,987    $   300,859

Cost of Sales                                            316,257        285,089
                                                     -----------    -----------

Gross Profit                                              92,730         15,770

General and Administrative Expenses                    1,051,334      1,245,995
                                                     -----------    -----------


Net Loss                                                (958,604)    (1,230,225)
                                                     -----------    -----------

Other Comprehensive Income:
   Foreign currency translation adjustments               (1,330)         1,579
Total Comprehensive Income (Loss)                    ($  959,934)   ($1,228,646)
                                                     ===========    ===========

Basic and Diluted Loss per Share                     ($     0.38)   ($     0.37)
                                                     ===========    ===========


Weighted Average Number of Shares Outstanding          2,490,420      3,296,761
                                                     ===========    ===========


                 See accompanying notes to financial statements

                 Thermaltec International Corp. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                          Accumulated
                                                       Common Stock          Additional      Retained         Other
                                                         Number of            Paid-in       Earnings     Comprehensive
                                                   Shares         Amount       Capital       (Deficit)    Income(Loss)      Total
                                               --------------------------    -----------   -----------    -------------  -----------
Balance September 30, 1998                       2,397,351          $ 239    $ 1,122,762   ($1,217,379)       $26,416      ($67,962)

    Net Loss for the year ended 9/30/99                                                       (958,604)                    (958,604)

    Warrants exercised during the year             108,200             11        106,938                                    106,949

    Stock issued in lieu of cash repayment
         of shareholder loan during the year        30,000              3         29,997                                     30,000

    Stock issued for services                       72,567              8        642,710                                    642,718

   Other Comprehensive Income:
   Foreign currency translation adjustment                                                                     (1,330)       (1,330)
                                                ----------          -----    -----------   -----------        -------    -----------

Balance September 30, 1999                       2,608,118            261      1,902,407    (2,175,983)        25,086      (248,229)

  Net Loss for the year ended 9/30/00                                                       (1,230,225)                  (1,230,225)

   Warrants exercised during the year                1,000              0          1,000                                      1,000

  Stock issued in lieu of cash repayment
        of shareholder loan during the year        198,000             20        197,980                                    198,000

  Stock issued for services                        233,833             23        409,493                                    409,516

  Stock issued for employee awards                   4,850              1          7,274                                      7,275

  Stock sold during the year                       834,000             83        833,917                                    834,000

  Stock issued in lieu of cash repayment
        of other loans                             175,000             17        174,983                                    175,000

  Stock issued for purchase of HVT                 250,000             25        218,725                                    218,750

  Other Comprehensive Income:
  Foreign currency translation adjustment                                                                       1,579          1,579
                                                ----------          -----    -----------   -----------        -------    -----------

Balance September 30, 2000                       4,304,801           $430    $ 3,745,779   ($3,406,208)       $26,665       $366,666
                                                ==========          =====    ===========   ===========        =======    ===========


           See accompanying notes to consolidated financial statements

                 Thermaltec International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                                           For the
                                                                    Year ended September 30,
                                                                       1999           2000
                                                                   -----------    -----------
Cash Flows from Operating Activities:
     Net Loss                                                        ($958,604)   ($1,230,225)
                                                                     ---------    -----------

     Adjustments to reconcile net loss to net cash used
     in operating activities:
             Depreciation & Amortization                                23,712         39,810
             Common Stock Issued for Services and Awards               642,718        416,791
             (Increase) decrease in:
                    Accounts Receivables                               (97,952)        78,613
                    Inventories                                         45,309         (9,546)
                    Prepaid Expenses and Other Current Assets            7,800        (44,625)
                    Other Assets                                        (1,970)       (15,313)

             Increase(decrease) in:
                    Accounts Payable                                    96,043        (65,730)
                    Accrued Expenses & Other Current Liabilities       (51,577)       103,586
                                                                     ---------    -----------

            Total Adjustments                                          664,083        503,586
                                                                     ---------    -----------

            Net cash used in Operating Activities                     (294,521)      (726,639)
                                                                     ---------    -----------

Cash Flows from Investing Activities:
    Purchases of Fixed Assets                                          (16,857)       (10,685)
   Cash paid in acquisition of subsidiary                                    0        (50,000)
                                                                     ---------    -----------
            Net cash used in Investing Activities                      (16,857)       (60,685)
                                                                     ---------    -----------

Cash Flows from Financing Activities:
    Proceeds from sale of shares, net of offering costs                106,949        835,000
    Repayments of Long-Term Debt                                       (18,830)       (98,785)
    Net Proceeds (repayments) of Shareholder Loans                     350,263        (16,311)
                                                                     ---------    -----------

Net cash provided by Financing Activities                              438,382        719,904
                                                                     ---------    -----------

Effect of exchange on cash                                              (1,330)         1,579
                                                                     ---------    -----------

Net increase (decrease) in cash and cash equivalents                   125,674        (65,841)

Cash & Cash Equivalents, Beginning of Period                             5,604        131,278
                                                                     ---------    -----------

Cash & Cash Equivalents, End of Period                                $131,278        $65,437
                                                                     =========    ===========


                 See accompanying notes to financial statements

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION/REPORTING ENTITIES
     The consolidated financial statements of Thermaltec International Corp. and Subsidiaries (the "Company") include the following entities:

     THERMALTEC INTERNATIONAL CORP.

     Thermaltec International Corp. ("TTI") was incorporated in 1994 under the laws of the state of Delaware. TTI was organized for the purpose of engaging in the sale of thermal sprayed coatings to individual customers in the United States and other countries. TTI also serves as the parent company, which acts as a holding company for its subsidiaries and provides administrative support to the operations of the Company. In May 1999, all operating assets and liabilities of Thermaltec were transferred into Panama Industries.

     PANAMA INDUSTRIES,LTD.

     Panama Industries is a wholly owned subsidiary of TTI incorporated in March 1998. It was inactive and not part of the consolidated group until May 1999. At that time, all operating assets and liabilities of Thermaltec International were transferred into Panama Industries.

         HIGH VELOCITY TECHNOLOGIES, INC.

         High Velocity Technologies, Inc. (HVT), located in West Lebanon, NH, is a wholly owned subsidiary of Panama Industries, acquired on May 19, 2000. HVT manufactures and sells equipment and materials used in the thermal spraying industry.

     AMZ THERMALTEC, S.A.

     AMZ THERMALTEC, S.A. (AMZ) is a wholly owned subsidiary of TTI located in San Jose, Costa Rica. AMZ began operations in June 2000 and provides thermal spray coatings to businesses and individuals throughout Costa Rica.

     THERMALTEC DE COSTA RICA, S.A.

     Thermaltec de Costa Rica, S.A. ("TCR") is a wholly owned subsidiary of TTI located in San Jose, Costa Rica. TCR began operations during fiscal 1995, and provides thermal spray coatings to businesses and individuals throughout Costa Rica.

     PRINCIPLES OF CONSOLIDATION

     The consolidated balance sheet of the Company as of September 30, 2000 reflects the balances of High Velocity Technologies, Inc. (HVT); the Results of Operations for the year ended September 30, 2000 include the results of HVT for the approximately four months that the business was a wholly owned subsidiary of the Company.

     All material inter-company transactions have been eliminated in the consolidated financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     Revenues from contracts which have terms greater than one month and are fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date, to the estimated total cost for each contract. On those contracts which are not fixed-price in nature and which contractually require the billing of actual costs and expenses incurred during the period, revenue is recognized as the actual amount invoiced during the period.

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     Estimated costs and revenues are based upon engineering estimates of the work performed to date relative to the total work required under the contract. Changes in contract estimates which result in changes in estimated profit are applied to the cumulative work accomplished on the project. The re-calculated gross profit on the contract is applied to the revenues recorded to date for the entire life of the contract; the gross profit for the year is determined by subtracting from the cumulative gross profit the gross profit reported in a prior year. On those projects where a re-estimate indicates that a loss on the entire project is likely, the full amount of the loss is recorded, in the period when the likelihood of loss is first identified.

     CASH AND CASH EQUIVALENTS

     For the purpose of the statement of cash flows, the Company includes cash on deposit, money market funds, amounts held by brokers in cash accounts and funds temporarily held in escrow to be cash equivalents.

     ACCOUNTS RECEIVABLE

     Accounts receivable have been adjusted for all known uncollectible contracts; an allowance for doubtful contracts has not been provided, as the amount is not considered material.

     INVENTORIES

     Inventories and prepaid supplies consist of various materials and supplies utilized on construction contracts and are valued at the lower of cost (first-in, first-out) or market.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment is stated at cost. Major expenditures for property and, those that substantially increase useful lives, are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by both straight-line and accelerated methods over the estimated useful lives of the assets.

     GOODWILL AND INTANGIBLE ASSETS

     The Company recognizes the excess of purchase price over book value for acquired subsidiaries as Goodwill on the consolidated balance sheet. The Company is amortizing goodwill on a straight-line basis over ten years.

     EARNINGS (LOSS) PER SHARE

     The Company has adopted SFAS No. 128, "Earnings per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all publicly traded entities, as well as entities that have made a filing or are in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

     Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of Diluted EPS gives effect to all dilutive potential common shares during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     INCOME TAXES

     The Company has adopted Financial Accounting Standards Board Statement No. 109, " Accounting for Income Taxes". The Company files a consolidated Federal tax return, which includes all of the subsidiaries. Accordingly, Federal Income taxes are provided on the taxable income of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carryforward losses, exceeds certain levels.

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     DEFERRED INCOME TAXES

     Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years' taxable income.

     FOREIGN EXCHANGE

     Thermaltec International and its subsidiary Panama Industries treat the U.S. Dollar as the functional currency; the subsidiary companies, AMZ and TCR use the Costa Rican Colon as its functional currency. Accordingly, gains and losses resulting from the translation of accounts designated in other than the functional currency are reflected in the determination of other comprehensive income and have been immaterial.

     RECLASSIFICATIONS

     Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

     REPORTING COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" for the year ended September 30, 1999. This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           For the period ended:
                                                               September 30,
                                                             1999        2000
                                                           --------    --------
     Cash paid for:
             Interest Expense:                             $ 33,191     $ 22,320

             Income Taxes                                         -            -

     During the year ended September 30, 1999, the Company issued 30,000 shares of stock in lieu of cash repayment of a shareholder loan.

     During the year ended September 30, 1999, the Company had non-cash investing and financing transactions relating to purchases of new equipment totaling $23,500.

     During the year ended September 30, 2000, the Company issued 233,833 shares of stock as payment for services in the amount of $409,516.

     During the year ended September 30, 2000, the Company had non-cash investing and financing activities that resulted from the acquisition of a subsidiary whose net liabilities exceeded net assets, summarized as follows:

             Goodwill Acquired                                 $450,772
             Less non - cash transactions:
              Excess of liabilities over assets acquired        132,022
              Note payable to former shareholder                 50,000
                  Stock issued for acquisition of subsidiary    218,750
                                                               --------
              Payment to acquire Subsidiary                    $ 50,000
                                                               ========

     During the year ended September 30, 2000, the Company had a non-cash financing activity of $373,000 when it issued shares of stock for repayment of shareholder and various other loans.

     During the year ended September 30, 2000, the Company had a non-cash investing and financing activity of $30,000 when it financed the purchase of machinery.

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

3.   INVENTORIES

                                                             For the year ended:
                                                                September 30,
                                                                    2000
                                                             -------------------
     Inventories consist of the following;
           Raw Materials                                           $124,754
           Machinery Held for Resale                                 15,197
                                                                   --------
           Total Inventories                                        139,951
                                                                   ========

4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                                         For the year Ended:
                                                      Estimated useful       September 30,
                                                         Life-years              2000
                                                      ----------------   -------------------
     Machinery, equipment and furniture                     5-10                339,715
     Leasehold improvements                               5-31.5                 40,120
                                                                                439,835
     Less accumulated depreciation and amortization                             202,414
                                                                               --------
     Net property and equipment                                                $237,421
                                                                               ========

     Depreciation for the years ended September 30, 2000 and 1999 was $ 27,354, and, $15,823, respectively.

5.   GOODWILL

     On May 19, 2000, the Company acquired all of the outstanding stock of High Velocity Technologies, Inc. The purchase price exceeded the net book value of HVT on the date of acquisition by $ 450,772. The Goodwill is being amortized over a ten-year period.

6.   NOTES PAYABLE - OTHER

     This balance represents two demand notes to unrelated parties and a term note to a former customer of HVT, which is presently in default. The Company upon the acquisition of HVT assumed these obligations.


7.   LONG TERM DEBT

                                                                               For the Year Ended
                                                                                  September 30,
                                                                                     2000
                                                                               ------------------
     Note payable - bank, due in monthly installments of $687 plus interest at prime plus 3%, expiring September 2002
     This note is secured by substantially all of the Company's assets               $16,499

     Notes payable, HVT, with terms expiring through September, 2005
     The loans provide for monthly payments of principal and interest                 51,274
     at rates from 9-10%

     Various equipment notes with terms expiring December,1999
     through September 2003. The loans provide for monthly payments
     of principal and interest. Interest rates range from 15-18%                      48,927
                                                                                     -------
                                                                                     116,700
                Less current maturities                                               34,847
                                                                                     -------


                Long term debt                                                       $81,853
                                                                                     =======

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     As of September 30, 2000, annual maturities of long-term debt outstanding are as follows:

                       September 30,
                           2001                   $34,847
                           2002                    37,333
                           2003                    25,704
                           2004                     9,591
                           2005 and thereafter      9,225
                                                 --------
                                Total            $116,700
                                                 ========

8.   DUE TO OFFICER/SHAREHOLDER

      Due to officer represents a demand note payable to the President of High Velocity Technologies. This loan has no maturity and bears no interest.

      Due to Shareholder represents the net amount due to the majority shareholder of the Company as of September 30, 2000. This loan has no maturity and bears no interest.

9.   SALES TO MAJOR CUSTOMERS

     For the year ending September 30, 2000, one customer accounted for 16% of the Company's sales and 25% of the Company's accounts receivable. For the year ending September 30, 1999, one customer accounted for 39% of the Company's sales and 63% of accounts receivable.

10.  COMMITMENTS AND CONTINGENCIES

     LEASES

     TCR is currently obliged under a lease through January 2003 for its office space and shop space in Costa Rica. The lease calls for an annual rent of $24,276, due in monthly payments.

     TTI was obliged under a lease for its office space in West Babylon, NY, which expired July 1998 for a minimum annual rental of $ 13,200. TTI currently occupies this space on a month-to-month basis at a minimum annual rental of $13,200.

     HVT is currently obliged under a lease through December 31, 2000 for its office space and shop space in West Lebanon, NH. The lease calls for monthly lease payments of $3,700.

     Total rental expense under cancellable and noncancellable operating leases was $52,276 and $30,196, for the years ended September 30, 2000 and 1999, respectively.

     Future minimum lease obligations under non-cancelable leases are as follows:

          For the year ending:
          September 30,2001                                    $35,376
          September 30,2002                                     24,276
          September 30,2003                                      8,092
                                                               -------
                   Total                                       $67,744
                                                               =======

     EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with the President of High Velocity Technologies for a minimum term of five years. The agreement also employs him as the President of Panama Industries, at an initial base annual salary of $ 80,000 plus performance incentives.

     Future minimum payments under this employment agreement are as follows:

          For the year ending:
          September 30, 2001                                   $80,000
          September 30, 2002                                    80,000
          September 30, 2003                                    80,000
          September 30, 2004                                    80,000
          September 30, 2005                                    53,360
                                                              --------
                                  Total                       $373,360
                                                              ========

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

11.  COMMON STOCK

                                                                          For the Year Ended
                                                                             September 30,
                                                                                 2000
                                                                          ------------------
     Common stock is as follows:
     Common stock, $.0001 par value, 10,000,000 shares authorized.
     Shares issued and outstanding                                             4,304,801
     Par Value                                                                     $ 430

     Common Stock:

     During the year ended September 30, 1999, the Company issued 72,567 shares to outside consultants, as follows:

          Marketing services                 35,067 shares    $326,937
          Legal services                     21,000 shares     219,188
          Financial & Administrative
          Services                           16,500 shares      96,593

     During the year ending September 30, 2000, the Company issued 233,833 shares for services to outside consultants as follows:

          Marketing services                 53,209 shares    $81,929
          Administrative services            180,624 shares   $327,587

     For the year ended September 30, 1998, the Company completed the issuance of 271,600 shares of common stock at various prices of $ 0.75 to $ 1.50 per share and carried with them a warrant granting the right to purchase, for each share purchased, an additional share of Thermaltec common stock at a price of $ 1.00 per share. The warrants expire on January 31, 2001. At September 30, 1999 a total of 108,200 warrants had been exercised for an equal number of shares. The proceeds from the sale of these shares, net of registration fees, totaled $106,949. During the year ending September 30, 2000, a total of 1,000 warrants had been exercised for an equal number of shares. The registration fee was waived.

     During the year ended September 30, 1999, the Company issued 30,000 shares of common stock in lieu of cash repayment of a shareholder loan.

     During the year ended September 30, 2000, the Company issued 373,000 shares of common stock in lieu of cash repayment of shareholder loans.

     On May 31, 1999, the Company authorized the sale of 1,000,000 shares of common stock to be offered in private transactions of 1,000 Units, representing 1,000 shares per Unit. Each Unit consisted of 1,000 Common shares and 750 B Warrants and 500 C Warrants for the purchase of additional shares of the Company. Such offering was filed with the State of New York Department of Law. The Company utilized an exemption from the registration provisions under Regulation D Rule 504, as amended, and sold in those States which permit the offering to take place. The termination date of the offering was March 31, 2000. The exercise price of the Warrants is $1.50 per B Warrant share and $2.00 per C Warrant share, exercisable commencing one year from the date of the subscription agreement for the B Warrant and two years from the date of the subscription agreement for the C Warrant. The B Warrants will expire March 31, 2002 and the C Warrants will expire March 31, 2003. 999,000 shares were subscribed in the offering. There were 649,350 B Warrants and 499,500 C Warrants subscribed. On April 13, 2000, 999,000 shares were issued of which 834,000 shares were sold and 165,000 shares were issued as repayment of various loans described above.

     On June 13, 2000, 250,000 shares were issued as partial payment for the purchase of High Velocity Technology, Inc.

12.  INCOME TAXES

     No provision for income taxes was recorded during the years ended September 30, 2000 and 1999, due to net losses being incurred. At September 30, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $ 2,838,000, which would expire in 2015.

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

     The Company's effective tax rate in 1999 and 2000 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.

     Deferred tax assets consist of the following components at:

                                                     September 30:
                                                  1999          2000
                                                  ----          ----
          Net operating loss carryforwards       $760,900   $1,192,200
          Less: valuation allowance               760,900    1,192,200
                                               ----------   ----------
                   Total Deferred              $     --     $     --
                                               ==========   ==========

    At September 30, 2000 and 1999, the Company provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.


13.  GEOGRAPHIC INFORMATION

     The Company's revenues from external customers is derived from the following geographic markets:

                                                  For the year ended
                                                    September 30:
                                                  1999          2000
                                                  ----          ----
          United States                         $217,778      $193,943
          Costa Rica                             191,209       106,916
                                                --------      --------

                            Total               $408,987      $300,859
                                                ========      ========

14.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,230,225 for the year ended September 30, 2000 and has incurred substantial net losses for each of the past two years. At September 30, 2000 current liabilities exceed current assets by $247,137. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

15.  SUBSEQUENT EVENTS/MERGERS AND ACQUISITIONS

    On January 31, 2000, the Company signed a letter of intent to acquire one million shares, representing 10 % of the outstanding shares of I x Partners, Ltd. (Ix). I x , based in Salem, NH, is active in the field of information technology, with a special emphasis on developing and enhancing real-time data processing systems by means of the Internet. The acquisition was to be effected by the exchange of 200,000 shares of Thermaltec common stock. The completion of the acquisition was subject to the usual due diligence process. Upon the completion of the due diligence process on December 14, 2000, the Company chose to withdraw from further negotiations with I x .

     As of September 30, 2000 the Company does not have any other mergers or acquisitions pending.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has no change in or disagreements with Accountants on Accounting and Financial Disclosure.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

There is currently one (1) occupied seat on the Board of Directors. The following table sets forth information with respect to the directors and executive officers.

                                                                DATE SERVICE
  NAME                 AGE               OFFICE                   COMMENCED
  ----                 ---               ------                 ------------
Andrew Mazzone*        59           Chairman, President        December, 1995
                                    /Secretary/Treasurer
*Indicates Board Member

     All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

Andrew B. Mazzone:

     Mr. Mazzone has been the Chairman of the company since its inception. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp. The Company was acquired by a foreign holding corporation, which changed the Company's name to Sulzer Metco.
Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company. Mr. Mazzone did so to pursue his belief that there is an unexploited opportunity in the thermal spray industry to set up industrial thermal spray shops around the world, excluding the areas of Europe and the United States. In this endeavor, he left Sulzer Metco on good terms and with the understanding that his strategy, if successful, would mean even more business for Sulzer Metco Corporation. Some of the highlights of Andrew Mazzone's Metco career include positions as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President. Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts in finance and an advanced degree in economics, with a specialty in economic history. Mr. Mazzone will devote full time to the efforts of the Company. The Company has no employment agreement with Mr. Mazzone at this time.

Sulzer/Metco is one of the largest manufacturers of thermal spray supplies and equipment in the world. Sulzer/Metco primarily supply's contract shops, of which the company is one, equipment, replacement parts and spray materials which are the tools necessary for a contract shop to use in supplying thermal spray coating service.

President-1993   Executive Vice President-1991   Director of Manufacturing-1990

Director of Sales and Marketing-1987     Director of Logistics-1984

Other Significant Employees:

     Thomas Gardega, age 46, is the General Manager of Thermaltec de Costa Rica. Thomas Gardega has been an employee of the company since September 1999.
Mr. Gardega brings to the company a vast knowledge in management in the thermal spray coatings industry and the electrical industry. From 1989 to 1998, Mr. Gardega was responsible as project manager for all field operations of electrical construction in the State of South Carolina for Basic Electrical, Inc. From 1998 until joining the Company, Mr. Gardega had retired from the industry. Mr. Gardega has held a position in the Metco division of Perkin Elmer (a publicly traded company), from 1978 to 1983 as special marketing representative and field service engineer. From 1984 - 1989 he was President of National Thermal Spray Inc., a developer and marketer of thermal coating systems. He graduated from Empire State College in New York majoring in business administration. The Company has no employment agreement with Mr. Gardega at this time.

     Robert J. Lalumiere, age 47, is the President and Chief Executive Officer of Panama Industries. He entered into an employment agreement with the Company in May 2000 at the time of the acquisition of High Velocity Technologies.
Mr. Lalumiere has been the President of High Velocity Technologies for the last five years. He also was their Chief Engineer for Product Development.

Item 10. Executive Compensation

     No Officer/Director has been compensated with salaries or other form of remuneration except the President, Andrew B. Mazzone who received the following compensation:


                              Capacities in which                               Aggregate
Name                       Remuneration was Received          Period            Remuneration
--------------------------------------------------------------------------------------------
Andrew Mazzone             Chief Engineer, NYSERDA        For the year            $26,202
                           Project and Project Manager    ended 9/30/99
                                 As Salary
                                                          For the year            $24,222
                                                          Ended 9/30/00

Director Compensation:

     Our director receives no compensation for his services as director.

Director and Officer Insurance:

     The Company has no directors and officers ("D & O") liability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2000, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 10,000,000 shares of common stock, each of which had a $.0001 per share par value. The corporation had amended its authorized shares to 100,000,000 as a part of the Solar Merger. After the termination of that merger, the company re-amended its certificate back to 10,000,000 shares authorized at $.0001 per share par value.

     Out of a total of 4,304,801 shares of Common Stock, which have been issued and are outstanding, as of September 30, 2000 the principal shareholders own 1,381,500 shares of Common Stock as follows:

                                                Shares            Percent
                                                ------            -------
         Andrew Mazzone(1)                    1,039,500             24.1%
         513 Dryden Street
         Westbury, NY 11590

         Laura Klein(2)                         225,000             5.2%
         2 North Broadway
         Apt. 4F
         White Plains, NY 10601

         Kevin Klein(2)                         225,000             5.2%
         52 Webster Ave.
         Apt. 20
         New Rochelle, NY 10801
         Directors and Officers as a group:    1,039,500 shares

     (1) Director and Officer

          1,425,000 shares were issued to Andrew Mazzone on November 21, 1995; Mr. Mazzone sold, in 1998, 225,000 shares each to Kevin Klein and to Laura Klein in private transactions.

     (2) Kevin and Laura Klein are brother and sister; both disclaim beneficial ownership to each other.

Item 12. Certain Relationships and Related Transactions

Issuance of Stock:

     On November 21, 1995, the Company issued 1,425,000 common shares to Andrew Mazzone, the Company's founder. On November 21, 1995, the Company issued 75,000 common shares to Christopher De Prima, a promoter and affiliate of the Company. The shares were issued pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     For the year ended September 30, 1998, the Company completed the issuance of 271,600 shares of common stock at various prices of $ 0.75 to $ 1.50 per share and carried with them a warrant granting the right to purchase, for each share purchased, an additional share of Thermaltec common stock at a price of $1.00 per share. The warrants expire on January 31, 2001. At September 30, 1999 a total of 108,200 warrants had been exercised for an equal number of shares. The proceeds from the sale of these shares, net of registration fees, totaled $106,949. During the year ending September 30, 2000, a total of 1,000 warrants had been exercised for an equal number of shares. The registration fee was waived.

     On May 31, 1999, the Company authorized the sale of 1,000,000 shares of common stock to be offered in private transactions of 1,000 Units, representing 1,000 shares per Unit. Each Unit consisted of 1,000 Common shares and 750 B Warrants and 500 C Warrants for the purchase of additional shares of the Company. Such offering was filed with the State of New York Department of Law. The Company utilized an exemption from the registration provisions under Regulation D Rule 504, as amended, and sold in those States which permit the offering to take place. The termination date of the offering was March 31, 2000. The exercise price of the Warrants is $1.50 per B Warrant share and $2.00 per C Warrant share, exercisable commencing one year from the date of the subscription agreement for the B Warrant and two years from the date of the subscription agreement for the C Warrant. The B Warrants will expire March 31, 2002 and the C Warrants will expire March 31, 2003. 999,000 shares were subscribed in the offering. There were 649,350 B Warrants and 499,500 C Warrants subscribed. On April 13, 2000, 999,000 shares were issued of which 834,000 shares were sold and 165,000 shares were issued as repayment of various loans described above

     There was no underwriter and the Company did not offer any discounts or pay any compensation in connection with either offering. Moreover, in both cases there was not general solicitation or general advertising. Since the Company was not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act, in both instances the offer and sale of securities satisfied the requirements of, and were exempt under, Section 504 of Regulation D under the Securities Act and the applicable $1,000,000 cap was not exceeded. Thus, in both cases permissible sales were made to investors, some of who were not "accredited investors" as that term is defined in Regulation D.

     During the year ended September 30, 1999, the Company issued 30,000 shares of common stock in lieu of cash repayment of a shareholder loan.

     During the year ended September 30, 2000, the Company issued 373,000 shares of common stock in lieu of cash repayment of shareholder loans and various other loans.

     During the year ended September 30, 1999, the Company issued 72,567 shares to outside consultants, as follows:

          Marketing services           35,067 shares   $326,937
          Legal services               21,000 shares    219,188
          Financial & Administrative
          Services                     16,500 shares     96,593

During the year ending September 30, 2000, the Company issued 233,833 shares for services to outside consultants as follows:

          Marketing services           53,209 shares    $81,324
          Administrative services     180,624 shares   $327,593

On June 13, 2000, 250,000 shares were issued as payment for the purchase of High Velocity Technology, Inc.

Item 13. Exhibits

                                Index to Exhibits
--------------------------------------------------------------------------------

    SEC REFERENCE          TITLE OF DOCUMENT
       NUMBER
--------------------------------------------------------------------------------
         3.1               Articles of Incorporation                   (1)
--------------------------------------------------------------------------------
         3.2               Amendment to Articles of                    (1)
                                Incorporation
--------------------------------------------------------------------------------
         3.3               Additional Amendment to                     (1)
                           Articles of Incorporation
--------------------------------------------------------------------------------
         3.4               Bylaws                                      (1)
--------------------------------------------------------------------------------
         10.1              Lease Agreement on the premises             (1)
                           Babylon, NY
--------------------------------------------------------------------------------
         10.2              Lease Agreement on the premises             (1)
                           Costa Rica
--------------------------------------------------------------------------------
         10.3              New York State Thruway                      (1)
--------------------------------------------------------------------------------
                           Authority Thermal Spraying
--------------------------------------------------------------------------------
                           Specification (Expanded)
         10.4              NYSERDA  Contract                           (1)
--------------------------------------------------------------------------------
         10.5              NY State Contracter                         (1)
                           Authorization Letter
--------------------------------------------------------------------------------
         11.1              Statement re: Computation                   (1)
                           of per share earnings
--------------------------------------------------------------------------------
         27.1              Financial Data Schedule              This Filing Page
--------------------------------------------------------------------------------
(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 12 of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THERMALTEC INTERNATIONAL, CORP.

Date:  January 12, 2001             By /s/ Andrew Mazzone
                                       ----------------------------------------
                                             Andrew Mazzone, President and
                                             Chairman of the Board of Directors
                                             Principal Financial Officer
                                             Principal Accounting Officer