Form 10KSB/A
period 2000-09-30
THERMALTEC INTERNATIONAL CORP
filed 2001-01-30
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             Washington, D.C. 20549

                              Form 10-KSB - Amended

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2000


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to ___________

                                                Commission file number: pending

                      Thermaltec International Corporation
                 (Name of small business issuer in its charter)

           Delaware                                     11-3255619
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

    68A LaMar Street,  Babylon, NY                        11704
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of November 30, 2000 was $2,879,119.11

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000 was 4,333,301 shares

Transitional Small Business Disclosure Format (check one): Yes __; No  _X_

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

Mergers & Acquisitions:

     On May 19, 2000 the Company acquired all of the assets and liabilities of High Velocity Technology, Inc. by merging it into Panama Industries Ltd., a wholly-owned subsidiary of Thermaltec International, in a tax-free reorganization qualifying under Section 368(a)(1)(A) of the Internal Revenue Code. The President and sole shareholder of High Velocity, Robert J. Lalumiere received in exchange for all of his stock in High Velocity 250,000 shares of the Company's common stock and $100,000, $50,000 of which was paid at closing with $15,000 paid in October 2000 and the balance of $35,000 still outstanding. Mr. Lalumiere entered into an employment agreement, whereby he became the President and Chief Executive Officer of Panama. The assets of High Velocity consisted primarily of the machinery and equipment necessary to operate the thermal spray equipment manufacturing business. The equipment manufactured and sold are (1) a high velocity wire and powder torch, and (2) an EAS-WD ARC wire system. It had over 50 customers and had sales of approximately $500,000 in 1999. Its business was continued by Panama and integrated into Panama's operations.

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

HVOF (High Velocity Oxygen/Fuel)/HVAF (High Velocity Air/Fuel)

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

Industries Using Thermal Sprayed Coatings:

Industry                   Key Applications
--------                   ----------------
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

     The Company operates a wholly owned subsidiary, High Velocity Technologies, which has offices and a manufacturing facility located at 21 Technology Drive, Lebanon, NH 03784. Such space consists of 1800 Sq. Ft., of which 360 Sq.Ft.are devoted to office and 1440 Sq.Ft. are devoted to manufacturing and storage. The monthly lease payment is $3,700.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

General:

     We are authorized to issue 10,000,000 shares of Common Stock, at a par value $.0001 per share. As of September 30, 2000 there are 4,304,801 shares of common stock outstanding. The number of shareholders as of that date was 747.

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

     The following table sets forth the range of the high and low bid quotations of the Thermaltec common stock for the periods indicated:

THREE MONTHS ENDED:                                        High              Low
------------------                                         ----              ---
December 31, 1998                                         4.926             .235
March 31, 1999                                            5.770            2.509
June 30, 1999                                            17.465            6.015
September 30, 1999                                        8.625            7.625
December 30, 1999                                           .87              .68
March 31, 2000                                            9.125             0.69
June 30, 2000                                              3.20             1.00
September 30, 2000                                         3.30             1.55

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

Results of Operations:

Year Ending September 30, 2000 vs. September 30, 1999

     For the year ended September 30, 2000, Thermaltec International had $ 301 thousand of consolidated sales, an decrease of 26% from the prior year, as the inclusion of $ 141 thousand of sales from High Velocity Technology, Inc. ("HVT") for the four months of operations was more than offset by the decline in corrosion protection sales in the United States of $ 161 thousand. Gross margins were 5%, a decline from the 23% in the prior year, primarily reflecting $ 50 thousand of cost overruns and rework at Thermaltec de Costa Rica (TCR). The Company expects that gross margins will improve significantly as improved efficiencies at TCR take effect and as the higher-margin revenues of HVT assume a greater share of total Company revenues. Selling, general and administrative expenses were $1,246 thousand, $ 195 thousand more than the prior year; $ 410 thousand was the result of shares issued for services during the period. Of the total expenses, $194 thousand were required to bring the unsuccessful Camanco Communication merger process, begun in 1999, to a conclusion. In addition, the Company incurred $60 thousand in pursuing other mergers. During the prior year, expenses included approximately $ 450 thousand of administrative and legal costs associated with the planned merger with Camanco Communications. Expenses other than merger costs were $ 987 thousand during the year, an increase of $ 386 thousand from the year ago period, as the Company incurred $ 277 thousand of costs in technical training and expansion for its Costa Rican subsidiary and approximately $44 thousand in costs for registration and filing of Form 10-SB. No shares were issued to principals of the registrant for services in connection with the Comanco merger.

     As stated above, the Company incurred approximately $60 thousand of administrative and legal expenses during the year ending September 30, 2000 in pursuing merger discussions and "due diligence" investigation of four acquisition candidates, specifically High Velocity Technologies, Edge Management Inc., 1(x) Partners, Ltd. and Viaplex Communications. The acquisition of High Velocity was consummated on May 19, 2000 by the exchange of 250 thousand shares of Thermaltec common stock and $100 thousand in cash for all of the assets of High Velocity. During the year ended September 30, 2000, the Company chose to withdraw from further negotiations with Edge Management Inc. and with Viaplex Communications upon completion of the respective due diligence processes. On December 14, 2000 the Company also chose to withdraw from further negotiations with 1(x) Partners.

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

     The Company has limited the amount of the debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund technical and market development is more appropriately obtained through the sale of equity. Debt outstanding as of September 30, 2000 consists primarily of $16 thousand of a bank note and $ 49 thousand in equipment financing, as well as $107 thousand of debt assumed as a result of the acquisition of High Velocity. Since inception, the Company has raised $2.6 million through the sale of common stock other than stock issued in exchange for services.

     The Company's payment terms for its receivables are thirty calendar days after invoicing. At September 30, 2000, there were $32 thousand due from NYSERDA, representing retainage under the terms of the original contracts for Phase I and for Phase II. Upon completion of the project, the remaining balance will be paid by NYSERDA. At September 30, 1999, there were $ 90 thousand due from National Thermal Spay; these were collected in March 2000.

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

                    Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
December 12, 2000

                 Thermaltec International Corp. and Subsidiaries
                           Consolidated Balance Sheet
                            As of September 30, 2000

Assets
------

   Current Assets

     Cash and Cash Equivalents                                      $    65,437
     Trade Accounts Receivable                                          126,498
     Inventories                                                        139,951
     Prepaid Expenses and Other Current Assets                           46,117
                                                                    -----------

     Total Current Assets                                               378,003
                                                                    -----------

   Fixed Assets

     Machinery and Equipment                                            399,715
     Leasehold Improvements                                              40,120
                                                                    -----------
                  Gross Fixed Assets                                    439,835
     Less: Accumulated Depreciation                                    (202,414)
                                                                    -----------
     Net Fixed Assets                                                   237,421
                                                                    -----------

   Other Assets

     Goodwill, Net                                                      435,582
     Organization Costs, Net of Amortization                                809
     Other Assets                                                        21,844
                                                                    -----------

     Total Other Assets                                                 458,235
                                                                    -----------

Total Assets                                                        $ 1,073,659
                                                                    ===========

Liabilities and Stockholders' Equity (Deficit)

   Current Liabilities

     Current Maturities of Long-Term Debt                           $    34,847
     Notes Payable - Other                                               55,644
     Vendor Accounts Payable                                            266,367
     Other Current Liabilities                                          181,689
     Due to Officer                                                      50,000
     Due to Shareholder                                                  36,593
                                                                    -----------

   Total Current Liabilities                                            625,140
                                                                    -----------
   Long-Term Liabilities
     Long-Term Debt less Current Maturities                              81,853
                                                                    -----------
   Total Liabilities                                                    706,993
                                                                    -----------
   Common Stock                                                             430
   Additional Paid-in Capital                                         3,745,779
   Retained Earnings (Deficit)                                       (3,406,208)
   Accumulated Other Comprehensive Income:
     Foreign Currency Translation Adjustment                             26,665
                                                                    -----------

   Total Stockholders' Equity (Deficit)                                 366,666
                                                                    -----------

Total Liabilities and Stockholders' Equity (Deficit)                $ 1,073,659
                                                                    ===========

                 See accompanying notes to financial statements

                 Thermaltec International Corp. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income

                                                                For the
                                                        Year ended September 30,

                                                          1999          2000
                                                          ----          ----

Sales                                                $   408,987    $   300,859

Cost of Sales                                            316,257        285,089
                                                     -----------    -----------
Gross Profit                                              92,730         15,770

General and Administrative Expenses                    1,051,334      1,245,995
                                                     -----------    -----------
Net Loss                                                (958,604)    (1,230,225)
                                                     -----------    -----------
Other Comprehensive Income:
   Foreign currency translation adjustments               (1,330)         1,579

Total Comprehensive Income (Loss)                    ($  959,934)   ($1,228,646)
Basic and Diluted Loss per Share                     ($     0.38)   ($     0.37)
                                                     ===========    ===========
Weighted Average Number of Shares Outstanding          2,490,420      3,296,761
                                                     ===========    ===========










                 See accompanying notes to financial statements

                 Thermaltec International Corp. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                           Accumulated
                                                        Common Stock           Additonal     Retained        Other
                                                         Number of              Paid-in      Earnings     Comprehensive
                                                   Shares        Amount         Capital      (Deficit)     Income (Loss)    Total
                                                -----------    -----------    -----------   -----------    -----------   -----------
Balance September 30, 1998                       2,397,351           $239     $1,122,762   ($1,217,379)       $26,416      ($67,962)

    Net Loss for the year ended 9/30/99                                                       (958,604)                    (958,604)

    Warrants exercised during the year             108,200             11        106,938       106,949                     (106,949)

    Stock issued in lieu of cash repayment
         of shareholder loan during the year        30,000              3         29,997                                     30,000

    Stock issued for services                       72,567              8        642,710                                    642,718

   Other Comprehensive Income:
   Foreign currency translation adjustment .                                                                   (1,330)       (1,330)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance September 30, 1999                       2,608,118            261      1,902,407    (2,175,983)        25,086      (248,229)

  Net Loss for the year ended 9/30/00                                                       (1,230,225)                  (1,230,225)

   Warrants exercised during the year                1,000              0          1,000                                      1,000

  Stock issued in lieu of cash repayment
        of shareholder loan during the year        198,000             20        197,980                                    198,000

  Stock issued for services                        233,833             23        409,493                                    409,516

  Stock issued for employee awards                   4,850              1          7,274                                      7,275

  Stock sold during the year                       834,000             83        833,917                                    834,000

  Stock issued in lieu of cash repayment
        of other loans                             175,000             17        174,983                                    175,000

  Stock issued for purchase of HVT                 250,000             25        218,725                                    218,750

  Other Comprehensive Income:
  Foreign currency translation adjustment                                                                       1,579         1,579
                                               -----------    -----------    -----------   -----------    -----------   -----------
Balance September 30, 2000                       4,304,801           $430     $3,745,779   ($3,406,208)       $26,665      $366,666
                                               ===========    ===========    ===========   ===========    ===========   ===========


           See accompanying notes to consolidated financial statements

                 Thermaltec International Corp. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                                           For the
                                                                   Year ended September 30,

                                                                     1999           2000
                                                                 -----------    -----------
Cash Flows from Operating Activities:

   Net Loss                                                        ($958,604)   ($1,230,225)
                                                                 -----------    -----------
   Adjustments to reconcile net loss to net cash used
   in operating activities:
           Depreciation & Amortization                                23,712         39,810
           Common Stock Issued for Services and Awards               642,718        416,791
           (Increase) decrease in:
                  Accounts Receivables                               (97,952)        78,613
                  Inventories                                         45,309         (9,546)
                  Prepaid Expenses and Other Current Assets ..         7,800        (44,625)
                  Other Assets                                        (1,970)       (15,313)

           Increase(decrease) in:
                  Accounts Payable                                    96,043        (65,730)
                  Accrued Expenses & Other Current Liabilities       (51,577)       103,586
                                                                 -----------    -----------
          Total Adjustments                                          664,083        503,586
                                                                 -----------    -----------
          Net cash used in Operating Activities                     (294,521)      (726,639)
                                                                 -----------    -----------
Cash Flows from Investing Activities:
   Purchases of Fixed Assets                                         (16,857)       (10,685)
   Cash paid in acquisition of subsidiary                                  0        (50,000)
                                                                 -----------    -----------
            Net cash used in Investing Activities                    (16,857)       (60,685)

Cash Flows from Financing Activities:
    Proceeds from sale of shares, net of offering costs              106,949        835,000
    Repayments of Long-Term Debt                                     (18,830)       (98,785)
    Net Proceeds (repayments) of Shareholder Loans                   350,263        (16,311)
                                                                 -----------    -----------
Net cash provided by Financing Activities                            438,382        719,904
                                                                 -----------    -----------
Effect of exchange on cash                                            (1,330)         1,579
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                 125,674        (65,841)

Cash & Cash Equivalents, Beginning of Period                           5,604        131,278
                                                                 -----------    -----------
Cash & Cash Equivalents, End of Period                              $131,278        $65,437
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

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                        For the period ended:
                                                             September 30,
                                                          1999         2000
                                                          ----         ----
     Cash paid for:
        Interest Expense:                               $33,191       $22,320
        Income Taxes                                       --           --

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

     During the year ended September 30, 2000, the Company had non-cash investing and financing activities that resulted from the acquisition of a subsidiary whose net liabilities exceeded net assets, summarized as follows:

          Goodwill Acquired                                           $450,772
          Less non-cash transactions:
           Excess of liabilities over assets acquired                  132,022
           Note payable to former shareholder                           50,000
                  Stock issued for acquisition of subsidiary           218,750
          Payment to acquire Subsidiary                               $ 50,000
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

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

3.   INVENTORIES
                                                       For the year ended:
                                                           September 30,
                                                              2000
                                                              ----
     Inventories consist of the following;
          Raw Materials                                     $124,754
          Machinery Held for Resale                           15,197
                                                            --------
          Total Inventories                                  139,951
                                                            ========

4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                                                  For the year Ended:
                                                      Estimated useful               September 30,
                                                         Life-years                     2000
                                                         ----------                     ----
     Machinery, equipment and furniture                     5-10                     339,715
     Leasehold improvements                                 5-31.5                     40,120
                                                                                      439,835
     Less accumulated depreciation and amortization                                   202,414
                                                                                     --------
     Net property and equipment                                                      $237,421
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

7.   LONG TERM DEBT

                                                                           For the Year Ended
                                                                              September 30,
                                                                                 2000
                                                                                 ----
     Note payable - bank, due in monthly installments of $687 plus interest at prime plus 3%, expiring September 2002
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

10.  COMMITMENTS AND CONTINGENCIES

     LEASES

     TCR is currently obliged under a lease through January 2003 for its office space and shop space in Costa Rica. The lease calls for an annual rent of $ 24,276, due in monthly payments.

     TTI was obliged under a lease for its office space in West Babylon, NY, which expired July 1998 for a minimum annual rental of $ 13,200. TTI currently occupies this space on a month-to-month basis at a minimum annual rental of $13,200.

     HVT is currently obliged under a lease through December 31, 2000 for its office space and shop space in West Lebanon, NH. The lease calls for monthly lease payments of $ 3,700.

     Total rental expense under cancellable and noncancellable operating leases was $ 52,276 and $30,196, for the years ended September 30, 2000 and 1999, respectively.

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

     Future minimum payments under this employment agreement are as follows:
          For the year ending:
          September 30, 2001                                  $ 80,000
          September 30, 2002                                    80,000
          September 30, 2003                                    80,000
          September 30, 2004                                    80,000
          September 30, 2005                                    53,360
                                                              --------
                     Total                                    $373,360
                                                              ========

                 THERMALTEC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

11.  COMMON STOCK

                                                                     For the Year Ended
                                                                        September 30,
                                                                            2000
                                                                            ----
     Common stock is as follows:
     Common stock, $.0001 par value, 10,000,000 shares authorized
     Shares issued and outstanding                                       4,304,801
     Par Value                                                             $ 430

     Common Stock:

     During the year ended September 30, 1999, the Company issued 72,567 shares to outside consultants, as follows:

     Marketing services              35,067 shares      $326,937
     Legal services                  21,000 shares       219,188
     Financial & Administrative
     Services                        16,500 shares        96,593

     During the year ending September 30, 2000, the Company issued 233,833 shares for services to outside consultants as follows:

     Marketing services             53,209 shares       $ 81,929
     Administrative services       180,624 shares       $327,587

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


    Deferred tax assets consist of the following components at:

                                                             September 30:
                                                         1999            2000
                                                         ----            ----
     Net opeating loss carryforwards .........         $760,900       $1,192,200
     Less: valuation allowance ...............          760,900        1,192,200
                                                     ----------       ----------
         Total Deferred ......................       $     --         $     --
                                                     ==========       ==========

    At September 30, 2000 and 1999, the Company provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.

13.  GEOGRAPHIC INFORMATION

     The Company's revenues from external customers is derived from the following geographic markets:

                                        For the year ended
                                           September 30:
                                    1999                2000
                                    ----                ----
          United States           $217,778          $193,943
          Costa Rica               191,209           106,916
                   Total          $408,987          $300,859
                                  ========          ========

14.  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 1,230,225 for the year ended September 30, 2000 and has incurred substantial net losses for each of the past two years. At September 30, 2000 current liabilities exceed current assets by $ 247,137. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

15.  SUBSEQUENT EVENTS/MERGERS AND ACQUISITIONS

     On January 31, 2000, the Company signed a letter of intent to acquire one million shares, representing 10 % of the outstanding shares of 1(x) Partners, Ltd. (1x). 1(x), based in Salem, NH, is active in the field of information technology, with a special emphasis on developing and enhancing real-time data processing systems by means of the Internet. The acquisition was to be effected by the exchange of 200,000 shares of Thermaltec common stock. The completion of the acquisition was subject to the usual due diligence process. Upon the completion of the due diligence process on December 14, 2000, the Company chose to withdraw from further negotiations with 1(x).

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

                                                               DATE SERVICE
  NAME              AGE            OFFICE                        COMMENCED
  ----              ---            ------                        ---------
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

Item 10. Executive Compensation

     No Officer/Director has been compensated with salaries or other form of remuneration except the President, Andrew B. Mazzone who received the following compensation:

                             Capacities in which                              Aggregate
Name                       Remuneration was Received      Period             Remuneration
-----------------------------------------------------------------------------------------
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

     Out of a total of 4,304,801 shares of Common Stock, which have been issued and are outstanding, as of September 30, 2000, Officers, Directors and Beneficial Owners held 1,739,500 shares of Common Stock as follows:

                                                      Shares            Percent
                                                      ------            -------

     Andrew Mazzone(1)                              1,039,500           24.1%
     513 Dryden Street
     Westbury, NY 11590

     Laura Klein(2)                                   225,000            5.2%
     2 North Broadway
     Apt. 4F
     White Plains, NY 10601

     Kevin Klein(2)                                   225,000            5.2%
     52 Webster Ave
     Apt. 20
     New Rochelle, NY 10801

     Robert J. Lalumiere(3)                           250,000            5.8%
     P.O. Box 896
     Enfield, NH 03748
     Directors and Officers                         1,289,500           29.9%
     (as a group)

     (1) Andrew Mazzone was issued 1,425,000 shares on November 21, 1995. Mr. Mazzone sold 225,000 shares each to Kevin Klein and to Laura Klein in private transactions in 1998.

     (2) Kevin and Laura Klein are brother and sister; both disclaim beneficial ownership to each other.

     (3) Robert J. Lalumiere, President of Panama Industries, Ltd., was issued 250,000 shares pursuant to the acquisition of High Velocity Technologies, Inc. in May 2000.


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

     Specifically, the class investor who participated in each of the company's offerings of June 30, 1998 and February 1, 2000 consisted entirely of officers and employees of the Company, business associates of the company, and individual persons known to the Company. Family members and friends of family members of Mr. Mazzone were also investors, as were many of the original investors in the

Company's firs offering in 1995. In a majority of cases, the same investors so described subscribed to both offerings.

     There was no underwriter and the Company did not offer any discounts or pay any compensation in connection with either offering. Moreover, in both cases there was not general solicitation or general advertising. Since the Company was not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act, in both instances the offer and sale of securities satisfied the requirements of, and were exempt under, Section 504 of Regulation D under the Securities Act and the applicable $1,000,000 cap was not exceeded. Restrictions on resale were communicated by a legend on the stock certificate and by a letter from the transfer agent.

     During the year ended September 30, 1999, the Company issued 30,000 shares of common stock in lieu of cash repayment of a shareholder loan.

     During the year ended September 30, 2000, the Company issued 373,000 shares of common stock in lieu of cash repayment of shareholder loans and various other loans.

     During the year ended September 30, 1999, the Company issued 72,567 shares to outside consultants, as follows: 72,567 shares on April 30, 1999. The shares were issued as follows:

     Marketing services                         35,067 shares      $326,937
     Legal services                             21,000 shares      $219,188
     Financial & Administrative
     Services                                   16,500 shares      $ 96,593

During the year ending September 30, 2000, the Company issued 233,833 shares for services to outside consultants as follows: 155,666 shares on February 18, 2000, 20,001 shares on June 1, 2000, 25,000 shares on June 13, 2000, 20,000 shares on
June 22, 7,166 shares on August 1, 2000 and 6000 shares on September 7, 2000. The shares were issued as follows:

     Marketing services                       53,209 shares        $ 81,324
     Administrative services                  180,624 shares       $327,593

During the last three fiscal years, the Registrant relied on an exemption from registration pursuant to Section 4(2) of the 1933 Securities Act for all common stock issued for services.

On June 13, 2000, 250,000 shares were issued as payment for the purchase of High Velocity Technology, Inc.

Item 13. Exhibits

                                Index to Exhibits

    SEC REFERENCE               TITLE OF DOCUMENT
       NUMBER
--------------------------------------------------------------------------------
         3.1          Articles of Incorporation            (1)
--------------------------------------------------------------------------------
         3.2          Amendment to Articles of             (1)
                      Incorporation
--------------------------------------------------------------------------------
         3.3          Additional Amendment to              (1)
                      Articles of Incorporation
--------------------------------------------------------------------------------
         3.4          Bylaws                               (1)
--------------------------------------------------------------------------------
         10.1         Lease Agreement on the premises      (1)
                      Babylon, NY
--------------------------------------------------------------------------------
         10.2         Lease Agreement on the premises      (1)
                      Costa Rica
--------------------------------------------------------------------------------
         10.3         New York State Thruway               (1)
                      Authority Thermal Spraying
--------------------------------------------------------------------------------
                      Specification (Expanded)
--------------------------------------------------------------------------------
         10.4         NYSERDA  Contract                    (1)
--------------------------------------------------------------------------------
         10.5         NY State Contracter                  (1)
                      Authorization Letter
--------------------------------------------------------------------------------
         11.1         Statement re: Computation            (1)
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

                                         THERMALTEC INTERNATIONAL, CORP.

Date:  January 12, 2001             By ______________________________________
                                       Andrew Mazzone, President and
                                       Chairman of the Board of Directors
                                       Principal Financial Officer
                                       Principal Accounting Officer