Form 10-Q/A
period 2000-12-31
THERMALTEC INTERNATIONAL CORP
filed 2001-02-21
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                                   (Unaudited)

Assets
     Current Assets
         Cash and Cash Equivalents                                  $    39,314
         Trade Accounts Receivable                                      189,010
         Inventories                                                    131,592
         Prepaid and Other Current Assets                                63,644
                                                                    -----------
              Total current Assets                                      423,560

     Fixed Assets
         Machinery and Equipment                                        399,101
         Leasehold Improvements                                          40,120
                                                                    -----------
              Gross Fixed Assets                                        439,221
         Less:  Accumulated Depreciation                               (215,108)
                                                                    -----------
              Net Fixed Assets                                          224,113

     Other Assets
         Goodwill, Net                                                  424,477
         Organization Cost, Net of Amortization                             809
         Other Assets                                                     6,842
                                                                    -----------
              Total Other Assets                                        432,128
                                                                    -----------

Total Assets                                                        $ 1,079,801
                                                                    ===========

Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
         Notes Payable                                              $    90,590
         Vendor Accounts Payable                                        301,810
         Other Current Liabilities                                      180,829
         Due to Officer                                                  35,000
         Due to Shareholder                                              27,488
                                                                    -----------
     Total Current Liabilities                                          635,717

     Long-Term Liabilities
         Long-Term Debt less Current Maturities                          67,331

     Total Liabilities                                                  703,048

     Common Stock                                                           450
     Additional Paid-In Capital                                       3,890,561
     Retained Earnings (Deficit)                                     (3,544,552)
     Accumulated Other Comprehensive Income:
         Foreign Currency Translation Adjustment                         30,294
                                                                    -----------
     Total Stockholders' Equity (Deficit)                               376,753
                                                                    -----------

Total Liabilities and Stockholders' Equity (Deficit)                $ 1,079,801
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                 Thermaltec International Corp. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)


                                                              For the
                                                         Three Months Ended
                                                             December 31

                                                          1999           2000
                                                          ----           ----

Sales                                                 $   57,057     $  185,919

Cost Of Sales                                             35,327        119,041
                                                     -----------    -----------

Gross Profit                                              21,730         66,878

General and Administrative Expenses                      107,813        205,222
                                                     -----------    -----------

Net Loss                                                 (86,083)      (138,344)

Other Comprehensive Income:
     Foreign Currency Translation Adjustment               3,295          3,629
                                                     -----------    -----------
Total Comprehensive Income (Loss)                    ($   82,788)   ($  134,715)
                                                     ===========    ===========

Basic and Diluted Loss per Share                     ($     0.03)   ($     0.03)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding          2,490,420      4,361,551
                                                     ===========    ===========



          See accompanying notes to consolidated financial statements.

                 Thermaltec International Corp. and Subsidiaries
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                  For the
                                                              Three Months Ended
                                                                 December 31

                                                                1999         2000
                                                                ----         ----
Cash Flows from Operating Activities:
     Net Loss                                              ($ 86,083)   ($138,344)

Adjustments to reconcile net loss to net cash used
In operating activities:
     Depreciation and Amortization                             5,328       23,799
     Common Stock Issued for Services                             --        6,900
     Increases (Decreases) in:
         Receivables                                         (21,526)     (62,512)
         Inventories                                          (6,014)       8,359
         Prepaid and Other Current Assets                       (103)     (17,527)
         Other Assets                                             19       15,002

     Increases (Decreases) in:
         Accounts Payable                                     37,440       35,443
         Accrued Expenses and Other Current Liabilities        7,288         (246)
                                                           ---------    ---------

     Total Adjustments                                        22,432        9,218
                                                           ---------    ---------

     Net Cash used in Operating Activities                   (63,651)    (129,126)
                                                           ---------    ---------


Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                     --           --
     Excess of Purchase Price of Net Assets Acquired              --           --
                                                           ---------    ---------
         Net Cash used in Investing Activities                     0            0

Cash Flows from Financing Activities:
     Proceeds from sale of shares, net of offering costs          --       35,850
     Proceeds from issuance of Long-Term Debt                     --           --
     Common Stock issued in Exchange for Debt                     --           --
     Principal Repayment of Long-Term Debt                    (6,268)     (14,423)
     Net Proceeds (repayments) of Officer Loans                   --      (15,000)
     Net Proceeds (repayments) of Shareholder Loans           21,667       92,947
                                                           ---------    ---------

Net Cash provided by Financing Activities                     15,399       99,374
                                                           ---------    ---------

Effect of Exchange on Cash                                     3,295        3,629

Net Increase (Decrease) in cash and cash equivalent          (44,957)     (26,123)

Cash & Cash Equivalent, Beginning of Period                  131,278       65,437
                                                           ---------    ---------

Cash & Cash Equivalent, End of Period                      $  86,321    $  39,314
                                                           =========    =========


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

3.   EQUITY TRANSACTIONS

During the three months ending December 31, 2000 the Company issued 10,000 shares for services to outside consultants as follows:


         Administrative services           10,000 shares      $6,900

During the three months ending December 31, 2000, the Company issued 170,000 shares of common stock in lieu of cash repayment of a shareholder loan.

4.   INCOME TAXES

No provision for income taxes was recorded for the three-month period ending December 31, 2000, due to a net loss having been incurred; the Company does not anticipate the recording of a profit by the end of the fiscal year.

5.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $138,344 for the three months ended December 31, 2000 and has incurred a substantial net loss in the prior year. At December 31,2000 current liabilities exceed current assets by $212,157. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

6.   MERGERS AND ACQUISITIONS

On January 31, 2000 the Company signed a letter of intent to acquire one million shares, representing 10% of the outstanding shares of Ix Partners, Ltd. Ix Partners, based in Salem, NH, is active in the field of information technology, with a special emphasis on developing and enhancing real-time data processing systems by means of the Internet. The acquisition was to have been effected by the exchange of 200,000 shares of Thermaltec common stock; the completion of the acquisition was subject to the usual due diligence process. Upon completion of the due diligence process on December 14, 2000 the Company chose to withdraw from further negotiations with Ix.

As of December 31, 2000 the Company does not have any other mergers or acquisitions pending.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS
                         Thermaltec International Corp.

Results of Operations

Three Months Ending December 31, 2000 vs. December 31, 1999
For the Three months ended December 31, 2000, Thermaltec International had $186 thousand of consolidated sales, an increase of 226% from the prior year's comparative period, as the inclusion of High Velocity Technologies, acquired in May, 2000 more than offset a decline in thermal coating revenues in the United States. Gross margins were 36%, a decline from 38% in the prior year, primarily reflecting lower margin on revenues from the New York State Energy Research and Development Authority project, compared to the same period in the prior year. Selling, general and administrative expenses were $205 thousand, $97 thousand more than the prior period, of which $7 thousand was the result of shares issued for services during the period. The inclusion of High Velocity resulted in an increase in expenses of $90 thousand, compared with the prior year's comparative period; expanded marketing costs in the U.S. accounted for a further increase of $110 thousand.

Liquidity and Financial Resources

The Company has not yet achieved profitability since its inception in 1994. As a result, it has limited the amount of the debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund market development is more appropriately obtained through the sale of equity. Debt outstanding as of December 31, 2000 consists primarily of $159 thousand of notes payable and $34 thousand in equipment financing. Additional liquidity has been provided by shareholder loans as of December 31, 2000 of $27 thousand. Since inception, the Company has raised $2.4 million through the sale of common stock other than stock issued in exchange for services.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $138 thousand for the three months ended December 31, 2000 and has incurred substantial net losses for the prior year. At December 31, 2000 current liabilities exceed current assets by $212 thousand. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's payment terms for its receivables are thirty calendar days after invoicing. At December 31, 2000, there were $35 thousand due from NYSERDA, representing retainage under the terms of the original contracts for Phase I and for Phase II. Upon completion of the project, the remaining balance is expected to be paid by NYSERDA.

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


Dated:   17 February 2001                THERMALTEC INTERNATIONAL CORP.


                                         By: ___________________________________
                                             Andrew B. Mazzone, President and
                                              Chairman of the Board of Directors
                                             Principal Financial Officer
                                             Principal Accounting Officer