Form 10QSB
period 2001-03-31
THERMALTEC INTERNATIONAL CORP
filed 2001-05-14
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934: For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934:  For the transition period from _______ to _________


                                        COMMISSION FILE NUMBER:  PENDING
                                                                 -------


           TTI Holdings, Inc (formerly Thermaltec International Corp)
                (Name of small business issuer in its charter.)


Delaware                                    11-3255619
----------------------------------          ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


76 North Broadway, Hicksville, NY           11704
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)    (Zip Code)


Issuer's telephone number  (516) 931-5700
                          ---------------------------


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

The number of shares of Common Stock, par value $.0001, outstanding on March 30, 2001 was 4,644,755.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
        --------------------

                       TTI Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                              As of March 31, 2001
                                   (Unaudited)
Assets
     Current Assets
         Cash and Cash Equivalents                         $    63,588
         Trade Accounts Receivable                             196,006
         Inventories                                           151,265
         Prepaid and Other Current Assets                       37,570
                                                           -----------
              Total Current Assets                             448,429

     Fixed Assets
         Machinery and Equipment                               395,049
         Leasehold Improvements                                 40,120
                                                           -----------
              Gross Fixed Assets                               435,169
         Less:  Accumulated Depreciation                      (222,742)
                                                           -----------
              Net Fixed Assets                                 212,427

     Other Assets
         Goodwill, Net                                         413,372
         Organization Cost, Net of Amortization                    809
         Other Assets                                            6,729
                                                           -----------
              Total Other Assets                               420,910
                                                           -----------

Total Assets                                               $ 1,081,766

Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
         Notes Payable                                     $   121,899
         Vendor Accounts Payable                               295,527
         Other Current Liabilities                             134,644
         Payment for Shares not Issued                          31,000
         Due to Officer                                         35,000
         Due to Shareholder                                     21,055
                                                           -----------
     Total Current Liabilities                                 639,125

     Long-Term Liabilities
         Long-Term Debt less Current Maturities                 56,677

     Total Liabilities                                         695,802

     Common Stock                                                  464
     Additional Paid-In Capital                              4,099,327
     Retained Earnings (Deficit)                            (3,747,786)
     Accumulated Other Comprehensive Income:
         Foreign Currency Translation Adjustment                33,959
                                                           -----------
     Total Stockholders' Equity (Deficit)                      385,964
                                                           -----------

Total Liabilities and Stockholders' Equity (Deficit)       $ 1,081,766
                                                           ===========

          See accompanying notes to consolidated financial statements.


                       TTI Holdings, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)


                                                   For the                         For the
                                               Six Months Ended              Three Months Ended
                                                   March 31                        March 31


                                              2000           2001           2000           2001
                                              ----           ----           ----           ----
Sales                                     $    90,582    $   327,119    $    33,525    $   141,200

Cost Of Sales                                  81,571        195,517         46,244         76,476
                                          -----------    -----------    -----------    -----------

Gross Profit                                    9,011        131,602        (12,719)        64,724

General and Administrative Expenses           634,730        473,180        526,917        267,958
                                          -----------    -----------    -----------    -----------

Net Loss                                     (625,719)      (341,578)      (539,636)      (203,234)
                                          -----------    -----------    -----------    -----------

Other Comprehensive Income:
   Foreign Currency Translation Adjust          5,761          7,294          2,466          3,665
                                          -----------    -----------    -----------    -----------
Total Comprehensive Income (Loss)         ($  619,958)   ($  334,284)   ($  537,170)   ($  199,569)
                                          ===========    ===========    ===========    ===========

Basic and Diluted Loss per Share          ($     0.24)   ($     0.08)   ($     0.20)   ($     0.04)
                                          ===========    ===========    ===========    ===========

Weighted Avg. No. of Shares Outstanding     2,652,737      4,451,294      2,712,229      4,570,951
                                          ===========    ===========    ===========    ===========





          See accompanying notes to consolidated financial statements.


                       TTI Holdings, Inc. and Subsidiaries
                       Consolidated Statement of Cash Flow
                                   (Unaudited)
                                                                  For the
                                                              Six Months Ended
                                                                  March 31

                                                             2000         2001
                                                             ----         ----
Cash Flows from Operating Activities:
     Net Loss                                              ($625,719)   ($341,578)

Adjustments to reconcile net loss to net cash used
In operating activities:
     Depreciation and Amortization                            10,808       42,538
     Common Stock Issued for Services                        332,736      176,905
     Increases (Decreases) in:
         Receivables                                          97,862      (69,508)
         Inventories                                          (8,156)     (11,314)
         Prepaid and Other Current Assets                    (71,302)       8,547
         Other Assets                                            769       15,115

     Increases (Decreases) in:
         Accounts Payable                                    (54,715)      29,160
         Accrued Expenses and Other Current Liabilities       20,705      (42,379)
                                                           ---------    ---------

     Total Adjustments                                       328,707      149,064
                                                           ---------    ---------

     Net Cash used in Operating Activities                  (297,012)    (192,514)
                                                           ---------    ---------

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                   --           --
     Excess of Purchase Price of Net Assets Acquired            --           --
                                                           ---------    ---------
         Net Cash used in Investing Activities                     0            0

Cash Flows from Financing Activities:
     Proceeds from sale of shares, net of offering costs       1,000      176,677
     Proceeds from sale of shares not yet issued             999,000       31,000
     Proceeds from issuance of Notes Payable                    --         41,232
     Repayment of Notes Payable                              (13,607)        --
     Net Proceeds (repayments) of Officer Loans                 --        (50,000)
     Net Proceeds (repayments) of Shareholder Loans         (148,400)     (15,538)
                                                           ---------    ---------

Net Cash provided by Financing Activities                    837,993      183,371
                                                           ---------    ---------

Effect of Exchange on Cash                                     4,810        7,294

Net Increase (Decrease) in cash and cash equivalent          545,791       (1,849)

Cash & Cash Equivalent, Beginning of Period                  131,278       65,437
                                                           ---------    ---------

Cash & Cash Equivalent, End of Period                      $ 677,069    $  63,588
                                                           =========    =========


                 See accompanying notes to financial statements.

                       TTI Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDING MARCH 31, 2001
                                   (Unaudited)

1.BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB which is filed with the Securities and Exchange Commission.

2.GOODWILL

As a result of the purchase of High Velocity Technology, Inc. on May 19, 2000, the Company has recorded, in consolidation, goodwill of $450,772. Goodwill is being amortized on a straight-line basis over a life of ten years.

3.EQUITY TRANSACTIONS

During the six months ending March 31, 2001 the Company issued shares for services to outside consultants as follows:

            Administrative services          114,304 shares      $176,905

During the six months ending March 31, 2001, the Company issued 184,000 shares of common stock in lieu of cash repayment of shareholder loans; the company also issued 4,500 shares in lieu of payment for trade payables.

4.INCOME TAXES

No provision for income taxes was recorded for the six-month period ending March 31, 2001, due to a net loss having been incurred; the Company does not anticipate the recording of a profit by the end of the fiscal year.

5.GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $341,578 for the six months ended March 31, 2001 and has incurred a substantial net loss in the prior year. At March 31, 2001 current liabilities exceed current assets by $190,696.These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On March 27, 2001 the Company announced the signing of letters of intent to purchase nineteen separately owned health care delivery companies in nine states. The estimated revenues of these facilities total, in the aggregate, approximately $ 50 million. The nineteen companies are composed of thirteen outpatient rehabilitation facilities, two diagnostic testing enterprises and occupational health clinic and practice. The acquisitions will be effected by the exchange of shares, valued at approximately twenty million dollars, of the common stock of the Company for the common shares of the acquired companies; the amount will be proportionately less if less than the nineteen facilities are acquired. The completion of the acquisitions is subject to the usual due diligence process. On May 3, 2001 the Company announced the closing of the contracts to purchase Diversified Diagnostics, LLC in Jacksonville, Florida and Senior Healthcare Inc. in Savannah, Georgia. The acquisitions were effected by the exchange of common stock valued at $1 million and $1.1 million respectively. The Company will continue to announce individual closings as they occur.

On March 29, 2001 the Company announced the signing of a letter of intent to purchase Cobex Technologies Inc. The estimated annual revenues of Cobex are approximately $ 3 million. Cobex, located in West Babylon, New York, is an interconnect/communication company specializing in the sales, installation and maintenance of communication systems, including data and voice cabling and network services. Cobex serves the New York area with market niches in healthcare and financial services. The acquisition will be effected by the exchange of common shares, currently valued at $ 500 thousand in common stock of the Company for the assets of Cobex. The completion of the acquisition is subject to the usual due diligence process.

On April 2, 2001 the Company announced the signing of a letter of intent to purchase two facilities owned by Main Incorporated (dba) Cactus Salons. The estimated annual revenues of the two facilities are approximately $ 2 million. Cactus currently owns eleven salons on Long Island, New York and specializes as a day spa, offering spa services, hair dressing and professional retail products. The acquisition will be effected by the exchange of common shares, currently valued at $ 600 thousand in common stock of the Company for the assets of Cactus. The completion of the acquisition is subject to the usual due diligence process.

On May 9, 2001 the Company announced the signing of a letter of intent to acquire Transventures, Inc., a private Huntington, New York transportation and logistics firm. The estimated annual revenues of Transventures is $ 5 million. The purchase is to be effected by the exchange of the Company's shares, valued at approximately $ 500,000 for essentially all of the assets of Transventures. The completion of the acquisition is subject to the usual due diligence process.




Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
           ---------------------------------------------------------------------
           Results of Operations
           ---------------------


                MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS
                               TTI Holdings, Inc.

Results of Operations
---------------------

Three Months Ending March  31, 2001 vs. March, 2000
For the three months ended March 31, 2001, TTI Holdings, Inc. had $ 141 thousand of consolidated sales, an increase of 321 % from the prior year's comparative period, as the inclusion of High Velocity Technologies, acquired in May, 2000 added $ 66 thousand to revenues; thermal coating revenues in the United States and in Costa Rica grew by $ 42 thousand. Gross margins were 46 %, an improvement from the loss in the prior year, reflecting substantially improved manufacturing cost efficiencies in Costa Rica and in thermal spray operations in the United States. Selling, general and administrative expenses were $ 268 thousand, $259 thousand less than the earlier period, reflecting expense reductions in Costa Rica and a reduction in the amount of shares issued for services during the period. The inclusion of High Velocity in this year's results created an increase in expenses of $ 60 thousand, compared with the prior year's three months.


Six Months Ending March  31, 2001 vs. March 31, 2000
For the six months ended March 31, 2001, TTI Holdings, Inc. had $ 327 thousand of consolidated sales, an increase of 261 % from the prior year's comparative period, as the inclusion of High Velocity Technologies, acquired in May, 2000 added $ 204 thousand to revenues; thermal coating operations in the United States and in Costa Rica also grew by $ 32 thousand. Gross margins were 40 %, an increase from 10 % in the prior year, primarily reflecting improvements made in the efficiency of the Costa Rican operation; margins also improved in thermal coating operations in the United States. Selling, general and administrative expenses were $ 473 thousand, $ 162 thousand less than the prior year, reflecting lower costs in Costa Rica and reductions in shares issued for services. The inclusion of High Velocity resulted in an increase in expenses of $ 149 thousand, compared with the prior year's comparative period.


Liquidity and Financial Resources

The Company has not yet achieved profitability since its inception in 1994. As a result, it has limited the amount of the debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund market development is more appropriately obtained through the sale of equity. Debt outstanding as of March 31, 2001 consists primarily of $ 12 thousand of notes payable and $ 166 thousand in equipment financing. Additional liquidity has been provided by shareholder and officer loans as of March 31, 2001 of $ 56 thousand. Since inception, the Company has raised $2.5 million through the sale of common stock other than stock issued in exchange for services or in lieu of payments for purchases.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 342 thousand for the six months ended March 31, 2001 and has incurred substantial net losses for the prior year. At March 31, 2001 current liabilities exceed current assets by $ 190 thousand. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's payment terms for its receivables are thirty calendar days after invoicing. At March 31, 2001, there were $ 35 thousand due from NYSERDA, representing retainage under the terms of the original contracts for Phase I and for Phase II. Upon completion of the project, the remaining balance is expected to be paid by NYSERDA.

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


PART 2 - OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings
           -----------------

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


Item 2.    Changes in Securities
           ---------------------

           Not applicable.


Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to a vote of security holders.


Item 5.    Exhibits and Forms on Form S-8
           ------------------------------

           Reports on Form S-8:

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   11 May 2001                 TTI Holdings, Inc.


                                     By: /s/ Andrew B. Mazzone
                                        ------------------------------------
                                         Andrew B. Mazzone, President and
                                          Chairman of the Board of Directors
                                         Principal Financial Officer
                                         Principal Accounting Officer