Form 10QSB
period 2001-06-30
TTI HOLDINGS OF AMERICA CORP
filed 2001-08-14
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ______ to ______


                         COMMISSION FILE NUMBER: PENDING
                                                 -------


                          TTI Holdings of America, Inc.
                          -----------------------------
                    (formerly Thermaltec International Corp)
                    ----------------------------------------
                 (Name of small business issuer in its charter.)



          Delaware                                             11-3255619
----------------------------------                      ------------------------
(State of other jurisdiction                                (I.R.S. Employer
 of incorporation ororganization)                           Identification No.)


  76 North Broadway, Hicksville, NY                              11704
----------------------------------------                ------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Issuer's telephone number  (516) 931-5700
                           --------------


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2(2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

The number of shares of Common Stock, par value $.0001, outstanding on June 30, 2001 was 5,170,225.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
        --------------------

                 TTI Holdings of America, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               As of June 30, 2001
                                   (Unaudited)
Assets
     Current Assets
         Cash and Cash Equivalents                     $    60,583
         Trade Accounts Receivable                          50,401
         Inventories                                        20,580
         Prepaid and Other Current Assets                   30,718
                                                       -----------
              Total current Assets                         162,282

     Fixed Assets
         Machinery and Equipment                           114,596
         Leasehold Improvements                                  0
                                                       -----------
              Gross Fixed Assets                           114,596
         Less:  Accumulated Depreciation                   (28,824)
                                                       -----------
              Net Fixed Assets                              85,772

     Other Assets
         Goodwill, Net                                           0
         Organization Cost, Net of Amortization                  0
         Loan to Affiliate Company                       1,385,010
         Investment in Unconsolidated Subsidiaries         257,000
         Other Assets                                       15,287
                                                       -----------
              Total Other Assets                         1,657,297
                                                       -----------

Total Assets                                           $ 1,905,351


Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
         Notes Payable                                 $    35,000
         Vendor Accounts Payable                            33,640
         Other Current Liabilities                         191,489
         Payment for Shares not Issued                      30,000
         Due to Officer                                          0
         Due to Shareholder                                      0
                                                       -----------
     Total Current Liabilities                             290,129

     Long-Term Liabilities
         Long-Term Debt less Current Maturities                  0
                                                       -----------

     Total Liabilities                                     290,129

     Common Stock                                              517
     Additional Paid-In Capital                          4,663,366
     Retained Earnings (Deficit)                        (3,091,859)
     Accumulated Other Comprehensive Income:
         Foreign Currency Translation Adjustment            43,198
     Total Stockholders' Equity (Deficit)                1,615,222

Total Liabilities and Stockholders' Equity (Deficit)   $ 1,905,351
                                                       ===========

          See accompanying notes to consolidated financial statements.


                 TTI Holdings of America, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)


                                                     For the                      For the
                                                Nine Months Ended           Three Months Ended
                                                    June 30,                      June 30,


                                              2000           2001           2000           2001
                                          -----------    -----------    -----------    -----------

Sales                                     $   211,051    $   447,184    $   120,469    $   120,065

Cost Of Sales                                 209,250        245,561        127,679         50,044
                                          -----------    -----------    -----------    -----------

Gross Profit                                    1,801        201,623         (7,210)        70,021

General and Administrative Expenses           852,873      1,110,825        218,143        637,645
                                          -----------    -----------    -----------    -----------

Net Loss                                     (851,072)      (909,202)      (225,353)      (567,624)
                                          -----------    -----------    -----------    -----------

Other Comprehensive Income:
   Foreign Currency Translation Adjust         (9,084)        16,533        (14,845)         9,239
                                          -----------    -----------    -----------    -----------

Total Comprehensive Income (Loss)         ($  860,156)   ($  892,669)   ($  240,198)   ($  558,385)
                                          ===========    ===========    ===========    ===========

Basic and Diluted Loss per Share          ($     0.28)   ($     0.20)   ($     0.09)   ($     0.12)
                                          ===========    ===========    ===========    ===========

Weighted Avg. No. of Shares Outstanding     3,017,551      4,567,079      2,592,784      4,789,123
                                          ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.


                 TTI Holdings of America, Inc. and Subsidiaries
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                    For the
                                                               Nine Months Ended
                                                                    June 30,

                                                               2000           2001
                                                           -----------    -----------

Cash Flows from Operating Activities:
     Net Loss                                              ($  851,072)   ($  909,202)

Adjustments to reconcile net loss to net cash used
In operating activities:
     Depreciation and Amortization                              26,355        354,949
     Common Stock Issued for Services                          391,837        245,154
     Loss on Disposal of Assets                                 27,320
     Increases (Decreases) in:
         Receivables                                           (23,448)        76,097
         Inventories                                          (104,319)       119,371
         Prepaid and Other Current Assets                      (58,837)        15,399
         Other Assets                                              769          6,557
         Purchase of Goodwill                                 (450,772)             0
         Loan to Affiliated Company, Panama Industries               0     (1,385,010)

     Increases (Decreases) in:
         Accounts Payable                                       95,153       (232,727)
         Accrued Expenses and Other Current Liabilities         36,257          9,800
                                                           -----------    -----------

     Total Adjustments                                         (87,005)      (763,090)
                                                           -----------    -----------

     Net Cash used in Operating Activities                    (938,077)    (1,672,292)
                                                           -----------    -----------


Cash Flows from Investing Activities:
     Investment in Unconsolidated Subsidiary                         0        257,000
     Effect on Cash of Spinoff of Panama Industries                  0        340,168
     Excess of Purchase Price of Net Assets Acquired           450,772        330,000
                                                           -----------    -----------
         Net Cash used in Investing Activities                 450,772        927,168

Cash Flows from Financing Activities:
     Proceeds from sale of shares, net of offering costs       767,979        917,674
     Proceeds from sale of shares not yet issued                     0         30,000
     Proceeds from issuance of Notes Payable                         0              0
     Repayment of Notes Payable                                129,609       (137,344)
     Net Proceeds (repayments) of Officer Loans                      0        (50,000)
     Net Proceeds (repayments) of Shareholder Loans           (214,397)       (36,593)
                                                           -----------    -----------

Net Cash provided by Financing Activities                      683,191        723,737
                                                           -----------    -----------

Effect of Exchange on Cash                                      (9,084)        16,533

Net Increase (Decrease) in cash and cash equivalent            186,802         (4,854)

Cash & Cash Equivalent, Beginning of Period                    131,278         65,437
                                                           -----------    -----------

Cash & Cash Equivalent, End of Period                      $   318,080    $    60,583
                                                           ===========    ===========


                 See accompanying notes to financial statements.

                 TTI Holdings of America, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING JUNE 30, 2001
                                   (Unaudited)

     1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's form 10-KSB which is filed with the Securities and Exchange Commission.

     2. GOODWILL

     As a result of the purchase of Transventures, Inc. on June 20, 2001 the Company has recorded in consolidation goodwill of $330,000. Goodwill is being amortized, beginning July 1, 2001 on a straight-line basis over a life of ten years. The goodwill has been fully charged against earnings for the nine months.

     3. EQUITY TRANSACTIONS

     During the nine months ending June 30, 2001 the Company issued 155,804 shares of common stock for services to outside consultants as follows:

                                  Shares    $Amount
                                  ------    -------
               Administrative    142,804   $229,057
               Marketing          33,000     16,097


     During the nine months ending June 30, 2001 the Company issued 184,000 shares of common stock in lieu of cash repayment of shareholder loans.

     4. INCOME TAXES

     No provisions for income taxes was recorded for the nine month period ending June 30, 2001, due to a net loss having been incurred; the Company does not anticipate the recording of a profit by the end of the fiscal year.

                 TTI Holdings of America, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING JUNE 30, 2001
                                   (Unaudited)

     5. GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $909,202 for the nine months ending June 30, 2001 and has incurred a net loss of $1,230,225 in the prior year. At June 30, 2001 current liabilities exceed current assets by $127,847; total assets exceed total liabilities by $1.6 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     6. MERGERS AND ACQUISITIONS

     On January 31, 2000 the Company signed a letter of intent to acquire one million shares, representing 10% of the outstanding shares of Ix Partners, Ltd. Ix Partners, based in Salem, NH, is active in the field of information technology, with a special emphasis on developing and enhancing real-time data processing systems by means of the Internet. The acquisition was to have been effected by the exchange of 200,000 shares of TTIH common stock; the completion was subject to the usual due diligence process. Upon the completion of the due diligence process on December 14, 2000 the Company chose to withdraw from further negotiations with Ix.

     On March 27, 2001 the Company announced the signing of letters of intent to purchase nineteen separately owned health care delivery companies in nine states. The estimated revenues of these facilities total, in the aggregate, approximately $ 50 million. The nineteen companies are composed of thirteen outpatient rehabilitation facilities, two diagnostic testing enterprises and four occupational health clinics and practices. The acquisitions were to be effected by the exchange of common shares of the Company, valued at approximately twenty million dollars for the common shares of the acquired companies; the amount will be proportionately less if less than the nineteen facilities are acquired. The completion of the acquisitions is subject to the usual due diligence process.

     On May 3,2001 the Company announced the closing of the of the contracts to purchase Diversified Diagnostics, LLC in Jacksonville Florida and Health Care Inc. in Savannah, Georgia. The acquisitions were effected by the exchange of common stock valued at $ 1 million and $1.1 million, respectively. On May 15, 2001 the Company announced the closing of the contracts to purchase Senior Health Care of Wisconsin,Inc. in Green Bay, Wisconsin and Northside Rehab, Inc. of Indianapolis, Indiana. On May 17, 2001 the Company announced the closing of the contracts to purchase Senior Healthcare of Illinois, Inc. in Quincy, Illinois, Allied Rehab Specialists PC of Marietta, Georgia and Comprehensive Wellness Group, Inc. of North

                 TTI Holdings of America, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING June 30, 2001
                                   (Unaudited)

     Miami, Florida. On June 28, 2001 the Company announced the completion of four additional healthcare acquisitions: Colonial rehabilitation of Florida, Inc.,Minnesota One Health Systems, Inc., Austin Rehab, Inc. and Tennessee Rehab Associates, Inc. These acquisitions brought the total number of healthcare organizations acquired to eleven. On June 17, 2001 the Company announced that it had learned during due diligence that the licenses under which the health care facilities operate must be newly-approved by the government, when sold to a new owner. Since the timing of the license is not predictable, the eleven closing transactions were deemed to have not been completed; the shares issued will be placed in Escrow, pending the issuance of the licenses.

     On March 29, 2001 the Company announced the signing of a letter of intent to purchase 50% of the shares of Cobex Technologies Inc.Cobex, located in West Babylon, NY, is an interconnect communication company specializing in the sales, installation and maintenance of communication systems. On June 20, 2001 the Company announced the closing of the purchase of 50% of Cobex; the price paid in common shares and cash of the Company was $ 257,000.

     On April 2, the Company announced the signing of a letter of intent to purchase two facilities owned by Main Incorporated, a New York corporation dba Cactus Salons. Cactus owns eleven salons on Long Island, New York. The acquisition will be effected by the exchange of common shares, originally valued at $ 600,000 for the assets of the two facilities. The completion of the acquisition is subject to the usual due diligence; as of the date of this filing, due diligence continues in process.

     On May 9, 2001 the Company announced the signing of a letter of intent to acquire Transventures, Inc. a private Huntington, New York-based transportation and logistics firm. On June 20, 2001 the Company announced the closing of the purchase of Transventures; the price paid in common shares of the Company was $ 330,000.


     7. SPINOFF OF SUBSIDIARY

     On May 31, 2001 the Company announced that it intended to spin off, as a stock dividend, all of its equity in Panama Industries, Ltd., a wholly owned subsidiary. The shares in Panama Industries would be distributed to the Company's shareholders of record as of the close off business June 22, 2001; the distribution would be on a basis of one share of Panama to every three shares of the Company. On July 2, 2001, the spin-off was executed as announced. The comparative financial statements of the Company for prior periods have been restated retroactively to reflect the spin-off.

                 TTI Holdings of America, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING JUNE 30, 2001
                                   (Unaudited)


     8. OTHER ASSETS

     At the time of the spin-off of Panama Industries (PI), the Company had an intercompany balance receivable from PI. The balance has been reclassified to Other Receivables, a non-current asset. As of June 30, 2001, the balance in this account was $ 1,385,010.

     9. UNCONSOLIDATED SUBSIDIARIES

     The Company owns 300,000 shares of COBEX Technologies Inc. representing less than 50% of that company's outstanding shares. The investment in COBEX is accounted for on the Equity Basis as an Investment in Unconsolidated Subsidiaries. As a result, the investment is recognized in the Company's balance sheet at the original acquisition cost, adjusted by the Company's share of COBEX's profit (loss). The Company's share of profit (loss) is recognized on the income statement as Other Income.

     COBEX was acquired on June 20, 2001 and the results of operations from the date of acquisition to June 30, 2001 were immaterial.

     10. SUBSEQUENT EVENTS

     On  July  25,  2001  the  Company   transferred   100%   ownership  of  AMZ
     Thermaltec,S.A. and its wholly owned subsidiary, Thermaltec de Costa Rica, S.A. to Panama Industries.

Item 2.    Management's Discussion and Analysis
           ------------------------------------

                MANAGEMENT"S DISCUSSION & ANALYSIS OF OPERATIONS
                 TTI Holdings of America, Inc. and Subsidiaries


Results of Operations
Three Months Ending June 30, 2001 vs. June 30, 2000
---------------------------------------------------
For the three months ended June 30, 2001, TTI Holdings had consolidated sales of $120 thousand, compared to $ 121 thousand in the same period of the prior year. Gross margins were 58 %, compared to a loss in the prior year's quarter of 5 %. The improvement reflected the introduction of quality and efficiency improvements at the end of the prior fiscal year. Selling, general and administrative expenses were $ 637 thousand, $ 420 thousand more than in the year-ago period. The increase was primarily due to the $ 330 thousand write-off of the Goodwill arising from the acquisition of Transventures, Inc. during the quarter. COBEX was acquired on June 20, 2001. The results of operations from the date of acquisition to June 30, 2001 were immaterial.

Nine Months Ending June 30, 2001 vs. June 30, 2000
--------------------------------------------------
For the nine months ending June 30, 2000, TTI Holdings had consolidated sales of $ 447 thousand, compared to $ 211 thousand in the prior year period. Gross margins were 45 % vs. a loss in the prior year of about 1%; this reflected the improved efficiencies in the Costa Rican subsidiary, following a program of quality improvement during the final quarters of the prior year. Selling, general and administrative expenses were $ 1,111 thousand, $ 258 thousand more than in the prior year's nine month period.

Liquidity and Financial Resources
---------------------------------
The Company has not achieved profitability since its inception in 1994. As a result, it has limited the amount of debt it has raised to cover only the acquisition of assets with reliably predictable benefits, such as production machinery. The Company is of the opinion that the financing necessary to fund market development is more appropriately obtained through the sale of equity. The Company had $ 35 thousand of debt outstanding as of June 30, 2001. Since inception, the Company has raised $ 2.5 million through the sale of common stock other than the issuance of stock in exchange for services or in lieu of payments for purchases.


Going Concern
-------------
The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 909 thousand for the nine months ended June 30, 2001 and has incurred substantial net losses for the prior years. At June 30, 2001, current liabilities exceeded current assets by $ 128 thousand; total assets exceeded total liabilities by $ 1.6 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inflation
---------
The amounts represented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement cost or by using other inflation adjustments.

Forward-looking Information
---------------------------
Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect", "anticipate" and similar words and expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.



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


Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission   of   Matters   to   a   Vote   of   Security    Holders
        --------------------------------------------------------------------

        No matters were submitted to a vote of security holders.


Item 5. Exhibits and Forms on Form 8-K
        ------------------------------

        Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     10 August 2001                 TTI Holdings of America, Inc.


                                          By:   /s/ Andrew B. Mazzone
                                              -----------------------
                                              Andrew B. Mazzone, President and
                                              Chairman of the Board of Directors
                                              Principal Financial Officer
                                              Principal Accounting Officer