Form 10KSB
period 2001-09-30
TTI HOLDINGS OF AMERICA CORP
filed 2002-02-15
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2001


[  ]   TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934: For the transition period from _________ to _________


                        Commission file number: 000-30734

                         TTI Holdings of America Corp.
                         -----------------------------
                 (Name of small business issuer in its charter)


Delaware                                              11-3255619
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

545 Madison Ave, 6th Floor NY, NY10022                10022
----------------------------------------              -----
(Address of Principal executive offices)              (Zip Code)

Issuer's telephone number (212) 755-8777
                          --------------

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
------------------------------
    (Title of each Class)

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year:  None

The aggregate market value of the voting common equity held by non-affiliates based on the average closing sales price of such common equity, as of December 31, 2001 was approximately $ 891,893

The number of shares of Common Stock outstanding, as of December 31, 2001 was 6,894,466.

Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                          TTI HOLDINGS OF AMERICA CORP.
                          ANNUAL REPORT ON FORM 10-KSB

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                      INDEX
                                                                        Page No:

PART I.......................................................................  3

ITEM 1.           DESCRIPTION OF BUSINESS....................................  3
ITEM 2.           DESCRIPTION OF PROPERTY....................................  7
ITEM 3.           LEGAL PROCEEDINGS..........................................  7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS....................................................

PART II......................................................................  9

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................  9
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.................................................. 10
ITEM 7.           FINANCIAL STATEMENTS....................................... 13
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 26

PART III..................................................................... 27

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
                  THE EXCHANGE ACT........................................... 28
ITEM 10           EXECUTIVE COMPENSATION..................................... 28
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................. 29
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 30

PART IV .....................................................................

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K........................... 32
                  SIGNATURES ................................................ 35

                          TTI Holdings of America Corp.


         This Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events. The future performance of the Company involve risks and uncertainties which may cause actual results in future periods to be materially different from any future performance suggested herein. Management believes that its current business strategy focused on finding a suitable merger or acquisition partner is not unique and is executable. Nevertheless, there can be no assurance that our strategy will be successful. In addition there can be no assurance that sufficient capital can be obtained to continue operations. Our performance and actual results could differ materially from those projected in the forward-looking statements contained herein. Part I

Item 1.       Description of Business

Business Development:
---------------------
         TTI Holdings of America Corp was incorporated in November 1994 under the laws of the State of Delaware under the name Thermaltec International, Corp. On May 18, 2001, Thermaltec changed its name to TTI Holdings of America Corp. ("TTI" or the "Company"). From its inception until July 2001, TTI was primarily engaged in the thermal spray coating industry in the U.S. and Costa Rica. In July 2001, TTI divested the operations of its thermal spraying business, formerly consolidated in its wholly owned subsidiary Panama Industries, Ltd, to its shareholders of record as of June 22, 2001 in the form of a stock dividend on the basis of one (1) share of Panama for every three (3) shares of TTI owned (the "Panama Spin-off"). Accordingly, as of July 2, 2001, TTI was no longer in the thermal spraying business and has been operating as a holding company with minimal capital, focused on finding new business opportunities and a merger or acquisition partner.
         Since September 2001, the Company has devoted a substantial amount of its time and resources in discussions with several companies in different industries regarding a business combination. To date, these discussions have not resulted in a completed transaction. The Company is currently in discussion with several companies regarding a merger where it is expected that the target company's current business would be the business of the Company going forward. Although the Company believes that it will conclude a transaction as described above on favorable terms, no guarantee can be given that any transaction will occur in the short term, or if at all.
         Due to the fact that the divesture of its thermal spraying business took place in the Company's fourth fiscal quarter (July 2001), the majority of the September 30, 2001 year activity reflected in the accompanying financial statements and the discussion hereafter is related to this business. Following the Panama Spin-off, as a result of the changes in the marketplace and a deterioration to the Company's financial position, the Company discontinued its business strategy of making acquisitions and investments in private companies and accelerated the process of simplifying the Company's capital structure and seeking a strategic partner. In order to facilitate the new direction, in August 2001, the Company engaged outside management consultants Crossover Advisors, LLC with the mandate to assess the strategic value of all current holdings as well as identify a merger or acquisition partner that could upon combination, deliver value to TTI and its shareholders. In addition to being engaged in the thermal spray coating industry during fiscal 2001, TTI was also involved in certain investment activities as the Company previously pursued a strategy of growth through investment in and acquisitions of small private companies in targeted industries.


Recent Transactions:
--------------------
         In June 2001, TTI acquired Transventures  Industries,  Inc., a New York corporation for 250,000 shares of its Common Stock. The purpose of this acquisition was to utilize Transventures as a vehicle to exploit opportunities in the transportation and logistics industries by providing capital and other corporate support.
         In June 2001, TTI acquired 300,000 shares of Cobex Technologies Inc. for $50,000 and the issuance of 100,000 shares of its Common Stock. These shares represented approximately 18% of Cobex's total outstanding shares. Cobex is a New York based communications interconnect provider and installer serving small to middle sized companies and institutions. On December 12, 2001, TTI agreed to sell all of its shares back to Cobex for a total of $35,000, payable in installments over a 12-month period. This transaction is expected to close in February 2002.
         On October 10, 2001, TTI entered into an agreement to merge Transventures into Cyberedge Enterprises, Inc, a Delaware corporation company that had recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TTI was to receive 20% of the total outstanding shares of Cyberedge at the closing. The purpose of the transaction was to allow Cyberedge's management to develop Transventure's business opportunities in the transportation and logistics business utilizing a network of industry contacts.
         On November 2, 2001, James W. Zimbler was named TTI's interim President in addition to being named to the TTI Board of Directors. Mr. Zimbler replaced TTI's then current Chief Executive Officer and President Andrew B. Mazzone who resigned both positions effective November 1, 2001. Mr. Zimbler is also the president of Cyberedge. On December 14, 2001, TTI and Cyberedge mutually agreed to terminate the merger of Transventures into Cyberedge as it was determined by both companies that TTI was better suited to raise working capital for Transventure's business plan.

Prior Transactions:
-------------------
         On May 19, 2000 the Company acquired all of the assets and liabilities of High Velocity Technology, Inc. by merging it into Panama Industries Ltd., its wholly-owned subsidiary, in a tax-free reorganization qualifying under Section 368(a)(1)(A) of the Internal Revenue Code. The President and sole shareholder of High Velocity, Robert J. Lalumiere received in exchange for all of his stock in High Velocity 250,000 shares of the Company's common stock and $65,000, $50,000 of which was paid at closing and $15,000 was paid in October 2000. High Velocity is a manufacturer of thermal spray equipment and a distributor of thermal spray supplies. As such, it was part of the thermal spray business that supplies coating service shops such as the Company's shop in Costa Rica. The assets of High Velocity consisted primarily of the machinery and equipment necessary to operate the thermal spray equipment manufacturing business. High Velocity's business was integrated into Panama's operations. In November 2001, the business of High Velocity was sold by Panama back to its former owner Robert Lalumiere.


THERMAL SPRAY BUSINESS:
-----------------------
         Thermal spraying is a technology used to coat a substrate (surface) with various materials such as metals, alloys, carbides, ceramics, and some plastics. The coating material utilized depends upon the requirements of each specific application.
         The coatings utilized by TTI are produced from materials in the form of either wire or powder. The material is melted in a flame or heat source, and projected onto a substrate by a mixture of air flammable gases to form the coating. The air, flammable gases and coating are brought together in a flame in the nozzle of the gun where the coating is melted and sprayed forward onto the surface to be coated. The gases and molten coating are cooled by the surface and the coating adheres to the surface.
         Thermal spray coating technology can be utilized in any situation in which metal surfaces are worn from use or exposed to erosion or corrosion. A few of the most common applications include the rebuilding of mechanical parts, the protection of pipes (inside and outside) from corrosion, and the repair of crankshafts, turbine blades and pumps.
         Thermal spraying is a generic term used to describe a number of different technologies. Each sub-technology shares a common element in that molten or semi-molten metal particles are propelled onto a substrate where they adhere to form a coating. Each sub-technology involves trade-offs among coating quality, deposition rates, and cost. Each of the thermal spray technologies is discussed in greater detail below.
         Thermal spray technology is a subset of materials science and surface coating engineering. Using thermal spray, technicians can apply a thick or thin metal or ceramic coating on top of a metal substrate. The coating is bonded strongly to the substrate, because the process projects molten particles onto the targeted surface at high, sometimes hypersonic, velocities. The coatings are thus applied with a combination of thermal and kinetic energies.
         Since it is usually only the exposed surface of parts that are subjected to stresses such as wear, erosion, or corrosion, it is possible using this technology to economically protect such surfaces. The required protection can be provided with thin coatings, using relatively little material. As a result, high performance coatings and even exotic materials can be utilized at limited cost.
         Most of the Company's thermal spraying operations to date has taken place in Costa Rica. As of September 30, 2001, TTI did business in Costa Rica with over 300 customers.

         TTI also operated a manufacturing business, High Velocity Technologies, Inc., based in Lebanon, New Hampshire. This latter business is described in the section titled "Prior Transactions".

Competition:
------------
         TTI experienced competition in the thermal spraying business from a few different sources including the traditional manufacturers of thermal spray equipment and supplier i.e. Sulzer Metco, Westbury, NY, Eutectic Corporation, Flushing, NY, and Praxair Inc., Danbury, Connecticut, etc. Although primarily engaged in selling equipment and supplies, the users of the thermal spray processes may ultimately shift their strategy to become prime users also of the process. The two largest original equipment manufacturers in thermal spraying in the United States are Sulzer Metco and Praxair.
         In the Costa Rican market, the competition for original equipment is Eutectic Corporation of Flushing, NY.

Customers:
----------
         Following the Panama Spin-off, the Company did not have any customers nor generate any revenue. All of the customers and revenue during the fiscal year ended September 30, 2001 were derived from Panama's business. For the year ended September 30, 2000, one customer in the corrosion-protection field accounted for 16% of the Company's sales and 25% of its accounts receivable.
         During the year ended September 30, 2001, Costa Rica accounted for 24% of total Company sales; during the year ended September 30, 2000, Costa Rica accounted for 36% of Company sales.
         Although we had approximately 300 thermal spray service customers in Costa Rica, we had only 2 significant thermal spray customers in New York.

Intellectual Property:
----------------------
         We have not applied for any patents, trademarks or license as of this time. The Company is not engaged and has not engaged in Research and Development activities.

Management, Employees and Consultants:
--------------------------------------
         Until the Panama Spin-off, TTI had 5 full time employees in the U.S., 12 full time employees in Costa Rica, and 2 part-time employees in the U.S. Following the Panama Spin-off and through September 30, 2001, TTI had 1 full time employee, its Chief Executive Officer and President Andrew B. Mazzone and 1 part-time employee.
         On November 1, 2001, Mr. Mazzone resigned as Chief Executive Officer and President of the Company. Mr. Mazzone remains as the Chairman of the Board of Directors. James W. Zimbler, of Crossover Advisors, LLC was named as interim President effective as of the same date. Mr. Zimbler was also appointed to the Board of Directors.
         On August 23, 2001, TTI entered into an agreement with Crossover Advisors, LLC to provide certain financial, business and strategic consulting services for a term of eighteen (18) months (the "Crossover Agreement"). On September 6, 2001 and on November 15, 2001 the Crossover Agreement was amended to expand the level of services to be provided to TTI including the retention of

Mr. Zimbler as TTI's new President. As of December 31, 2001, TTI has issued to Crossover an aggregate of 950,000 shares of it's common stock and is accruing a monthly fee of $10,000 per month commencing November 1, 2001, in consideration of the provision by Crossover and Mr. Zimbler of such services.

Item 2.  Description of Property
         TTI maintained offices at three locations until the Panama Spin-off. The Company's executive offices and shop were located at 68A Lamar
Street, W. Babylon, NY 11704 and consisted of approximately 2000 square feet of office space at a monthly rent of $1100. The Company also operated its wholly owned subsidiary, High Velocity Technologies, at 21 Technology Drive, Lebanon, NH 03784. Such space consisted of 1800 square feet, of which 360 square feet was devoted to office and 1440 square feet was devoted to manufacturing and storage. In addition a wholly owned subsidiary was located in San Jose, Costa Rica, in a 8,000 sq. ft. facility with 900 sq. ft. set aside for offices and 7,100 sq. ft.. dedicated to spray and machine shop areas.
         On August 23, 2001, TTI entered into a Management Services Agreement and Licensing Agreement with Adelphia Holdings, LLC ("Adelphia"), an affiliate of Crossover to provide certain administrative services and office space to TTI at Crossover's New York City location. Since November 1, 2001, Adelphia has been accruing a monthly fee of $5000 per month for the provision of such services and office space.

Item 3.  Legal Proceedings
         Other than described below, there are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.
         In May and June 2001, TTI entered into several letter agreements to acquire up to eleven separately owned comprehensive outpatient rehabilitation facilities ("CORF's") that were managed by a Florida based company named Total Health Care Consulting, Inc ("Total"). The Company was essentially acquiring the licenses to operate these CORF's with Total providing the back-office management functions. The acquisition of these CORF's was to have been executed by the distribution of shares of TTI to the CORF owners based upon certain financial criteria. On August 24, 2001 the Company terminated the agreements with the CORF owners and did not consummate the acquisitions upon being informed that certain representations regarding the financial condition of the CORFs and Total and other material matters were found to be not true. Although approximately 3,500,000 shares of TTI had been issued to the owners of the CORFs, the shares have been returned to authorized but unissued status on the books of the Company. Other than the legal, accounting and due diligence expenses incurred in the pursuit of this acquisition, no other costs were incurred. The Company is exploring all of its legal remedies in this matter.

Indemnification of Officers and Directors
-----------------------------------------
         At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our director and officer against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our director and officer and our stockholders for monetary damages will be limited.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

General:
--------
         We are authorized to issue 10,000,000 shares of Common Stock, at a par value $.0001 per share. As of December 31, 2001 there are 6,894,466 shares of common stock outstanding. The number of record holders of Common Stock as of December 31, 2001 is approximately 800.

Common Stock:
-------------
         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock


Price Ranges of  TTI Common Stock:
----------------------------------

Market Information
         Since June 2001, the Company's Common Stock has been trading on the NASD OTC Bulletin Board under the symbol "TTIH". Although the Company began trading on the OTC Bulletin Board on July 30, 1996 under the symbol "THRM", the Company was de-listed from April 19, 2000 to March 2001 for failure to file its Form 10-KSB on time. During that time, the Company's stock was traded in the "pink sheets" published by the National Quotations Bureau, LLC. On March 15, 2001, the Company again was approved for quotation on the OTC Bulletin Board and has been traded there since that time. There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low sales prices for shares of the Company's Common Stock during each quarter within the last two years. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

THREE MONTHS ENDED:                 High             Low
                                    ----             ---
December 30, 1999                   $8.500           $0.625
March 31, 2000                      $8.500           $1.031
June 30, 2000                       $3.500           $1.060
September 30, 2000                  $3.300           $1.560
December 31, 2000                   $2.000           $0.750
March 31, 2001                      $4.000           $1.375
June 30, 2001                       $4.250           $1.580
September 30, 2001                  $1.800           $0.430
December 31, 2001                   $0.480           $0.100

Liquidation:
------------
         In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims. Warrant holders will not be entitled to liquidation rights, and will not be treated as stockholders prior to the exercise of the warrants.

Dividend Policy:
----------------
         The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent:
---------------------
         Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, NY 11741.

Recent Sales of Unregistered Securities
---------------------------------------
         The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in
Item 12 "Certain Relationships and Related Transactions" set forth hereafter

Item 6.  Management's Discussion and Analysis or Plan of Operation

         This Annual Report on form 10-KSB contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors contained elsewhere herein. This commentary should read in conjunction with our financial statements that appear in this report.

Results of Operations:
----------------------
For the Year Ending September 30, 2001 vs. September 30, 2000
-------------------------------------------------------------
         During 2001, the Company did not report any sales from operations. Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations."
         During 2001, the Company incurred approximately $771,000 of expenses for general and administrative expenses associated with the Panama Spin-off, its pursuit of the merger and business activities described above, and the general operation of the Company. The Company paid for $425,000 of these expenses with Company shares.

Year Ending September 30, 2000 vs. September 30, 1999
-----------------------------------------------------
         For the year ended September 30, 2000, Thermaltec International had $301,000 of consolidated sales, a decrease of 26% from the prior year, as the inclusion of $141,000 of sales from High Velocity Technology, Inc. ("HVT") for the four months of operations was more than offset by the decline in corrosion protection sales in the United States of $161,000. Gross margins were 5%, a decline from 23% in the prior year, primarily reflecting $50,000 of cost overruns and rework at Thermaltec de Costa Rica (TCR). Selling, general and administrative expenses were $1,246,000, $195,000 more than the prior year; $410,000 was the result of shares issued for services during the period. Of the total expenses, $194,000 was required to bring the unsuccessful Camanco Communication merger process, begun in 1999, to a conclusion. In addition, the Company incurred $60,000 in pursuing other mergers. Expenses other than merger costs were $987,000 during the year, an increase of $386,000 from the year ago period, as the Company incurred $277,000 of costs in technical training and expansion for its Costa Rican subsidiary and approximately $44,000 in costs for registration and filing of Form 10-SB. No shares were issued to principals of the registrant for services in connection with the Comanco merger.

         As stated above, the Company incurred approximately $60,000 of administrative and legal expenses during the year ending September 30, 2000 in pursuing merger discussions and "due diligence" investigation of four acquisition candidates, specifically High Velocity Technologies, Edge Management Inc., I x Partners, Ltd. and Viaplex Communications. The acquisition of High Velocity was consummated on May 19, 2000 by the exchange of 250,000 shares of Thermaltec common stock and $100,000 in cash for all of the assets of High Velocity. During the year ended September 30, 2000, the Company chose to withdraw from further negotiations with Edge Management Inc. and with Viaplex Communications upon completion of the respective due diligence processes. On December 14, 2000 the Company also chose to withdraw from further negotiations with I x Partners.

Liquidity and Financial Resources
---------------------------------
         As shown in the financial statements, the Company incurred a net loss of $1.15 million during the year ended September 30, 2001 and has incurred substantial net losses for each of the past three years. At September 30, 2001, current liabilities exceed current assets by $85,000; at the same time, total assets exceeded total liabilities by only $187,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.
         The Company has limited the amount of the debt it has raised. Debt outstanding as of September 30, 2001 consists primarily of approximately $40,000 owed to a shareholder. Since inception, the Company has raised $2.7 million through the sale of common stock other than stock issued in exchange for services.

Inflation
---------
         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Because the Company has no fixed assets, the net operating losses shown would approximate those reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Item 7.    Financial Statements


                 TTI Holdings of America Corp. and Subsidiaries

                          Index to Financial Statements

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT                                               F2-F3
Consolidated Balance Sheet as of September 30, 2001                        F-4
Consolidated Statement of Operations and Comprehensive Income
     for the periods ended September 30, 2001 and 2000                     F-5
Consolidated Statements of Shareholders' Equity for the periods
     ended September 30, 2001 and 2000                                     F-6
Consolidated Statements of Cash Flows for the periods ended
     September 30, 2001 and 2000                                           F-7
 Notes to Consolidated  Financial Statements                               F-8

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Board of Directors of
TTI Holdings of America Corp.

I have audited the accompanying consolidated balance sheet of TTI Holdings of America Corp. and Subsidiaries as of September 30, 2001 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTI Holdings of America Corp. and Subsidiaries as of September 30, 2001, and the results of its operations and cash flows for the years ended September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not included any adjustments that might result from the outcome of this uncertainty.



                               Aaron Stein, C.P.A.


Woodmere, New York
February 11, 2002

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors of
Thermaltec International Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity and cash flows of Thermaltec International Corporation and Subsidiaries for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, and cash flows of Thermaltec International Corporation and Subsidiaries for the years ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                    Capraro, Centofranchi, Kramer & Co, P.C.

South Huntington, New York
December 12, 2000

                          TTI Holdings of America Corp.
                           Consolidated Balance Sheet
                            As of September 30, 2001

Assets
       Current Assets:
               Cash and Cash Equivalents         $       946
                                                 -----------


               Total Current Assets



     Other Assets:
         Loan Receivable                              89,719
         Investment (at Cost)                        182,000
                                                 -----------

         Total Other Assets                          271,719
                                                 -----------




Total Assets                                     $   272,665
                                                 ===========

Liabilities and Stockholders' Equity (Deficit)

     Current Liabilities
         Vendor Accounts Payable                 $    20,703
         Payment for Shares not Issued                30,000
         Due to Shareholder                           34,593
                                                 -----------

         Total Current Liabilities                    85,296

Stockholders' Equity

     Common Stock                                        545
     Additional Paid-in Capital                    3,400,848
     Accumulated Deficit                          (3,214,024)
                                                 -----------
     Total Shareholders' Equity                      187,369
                                                 -----------

Total Liabilities and Shareholders' Equity       $   272,665
                                                 ===========








                 See accompanying notes to financial statements

                          TTI Holdings of America Corp.
         Consolidated Statements of Operations and Comprehensive Income



                                                         For the
                                                 Year ended September 30,


                                                    2001           2000
                                                -----------    -----------

Sales                                           $         0    $         0


Cost of Sales                                             0              0
                                                -----------    -----------

Gross Profit                                              0              0

General and Administrative Expenses                 771,405        360,148
                                                -----------    -----------


Net Loss from Continuing Operations                (771,405)      (360,148)

Discontinued Operations (Note 11)
     Loss from Discontinued Operations,
     Net of Income Taxes of $0                     (376,291)      (868,498)
                                                -----------    -----------



Net Loss                                        ($1,147,696)   ($1,228,646)
                                                ===========    ===========




Basic and Diluted Loss per Share                ($     0.24)   ($     0.37)
                                                ===========    ===========


Weighted Average Number of Shares Outstanding     4,753,899      3,296,761
                                                ===========    ===========






                  See accompanying notes to financial statement





                          TTI Holdings of America Corp.
            Consolidated Statements of Stockholders' Equity (Deficit)




                                                    Common Stock                                         Accumulated
                                                    ------------           Additional      Retained         Other
                                                      Number of              Paid-in       Earnings     Comprehensive
                                                Shares          Amount       Capital       (Deficit)     Income(Loss)    Total
                                             -----------    -----------    -----------    -----------    -----------   -----------

Balance, September 30, 1999                    2,608,118    $       261    $ 1,902,407    ($2,175,983)   $    25,086   ($  248,229)
------------------------------------------   -----------    -----------    -----------    -----------    -----------   -----------
Net Loss for the year ended 9/30/00                                                        (1,230,225)                  (1,230,225)
Warrants exercised during the year                 1,000              0          1,000                                       1,000
Stock issued in lieu of cash repayment
       Of shareholder loan during year           198,000             20        197,980                                     198,000
Stock issued for services                        233,833             23        409,493                                     409,516
Stock issued for employee awards                   4,850              1          7,274                                       7,275
Stock sold during the year                       834,000             83        833,917                                     834,000
Stock issued in lieu of cash repayment
       Of other loans                            175,000             17        174,983                                     175,000
Stock issued for purchase of HVT                 250,000             25        218,725                                     218,750
Other Comprehensive Income:
       Foreign Currency Adjustment                                                                             1,579
                                             -----------    -----------    -----------    -----------    -----------   -----------

Balance, September 30, 2000                    4,304,801            430      3,745,779      3,406,208         26,665       366,666
Net Loss for the year ended 9/30/01                                                        (1,147,696)                  (1,147,696)
"A" Warrants exercised during the year            33,400              3         33,397                                      33,400
"B" Warrant exercised during the year             50,295              5         75,437                                      75,443
Shares issued for shareholder loan               170,000             17        101,983                                     102,000
Shares issued for employee loans                  14,000              1         23,345                                      23,346
Shares issued for services                       383,804             39        394,554                                     394,593
Shares issued for asset                            4,500              1         12,555                                      12,556
Shares issued from option letter                 120,000             12        119,988                                     120,000
Shares issued for vendor payables                 13,000              1         18,093                                      18,094
Shares issued for purchase of COBEX              100,000             10        131,990                                     132,000
Shares issued for purchase of Transventure       250,000             25        329,975                                     330,000
Other Comprehensive Income:
       Foreign Currency Adjustment                                                                             7,294         7,294
Net Effect of Spinoff of Panama Industries
       And its Subsidiaries                                                 (1,586,248)     1,339,879       (33,959)      (280,328)
                                             -----------    -----------    -----------    -----------    -----------   -----------

Balance, September 30, 2001                    5,443,800    $       545    $ 3,400,848    ($3,214,025)   $         0   $   187,368
                                             ===========    ===========    ===========    ===========    ===========   ===========




                  See accompanying notes to financial statement


                          TTI Holdings of America Corp.
                      Consolidated Statements of Cash Flow

                                                                            For the
                                                                    Year ended September 30,


                                                                       2001           2000
                                                                   -----------    -----------
Cash Flows from Operating Activities:
     Net Loss                                                      ($1,147,696)   ($1,230,225)
                                                                   -----------    -----------

     Adjustments to reconcile net loss to net cash used
     in operating activities:
             Depreciation & Amortization                                   -0-         39,810
             Common Stock Issued for Services and Awards               425,243        416,791
             Net Effect of Panama Industries Spin-off                  511,825            -0-

             (Increase) decrease in:
                    Accounts Receivables                                  - 0-         78,613
                    Inventories                                          - 0 -         (9,546)
                    Prepaid Expenses and Other Current Assets            - 0 -        (44,625)
                    Other Assets                                         - 0 -        (15,313)

             Increase(decrease) in:
                    Accounts Payable                                     - 0 -        (65,730)
                    Accrued Expenses & Other Current Liabilities           -0-        103,586
                                                                   -----------    -----------

            Total Adjustments                                          937,068        503,586
                                                                   -----------    -----------

            Net cash used in Operating Activities                     (210,628)      (726,639)
                                                                   -----------    -----------

Cash Flows from Investing Activities:
    Purchases of Fixed Assets                                             - 0-        (10,685)
   Cash paid in acquisition of subsidiary                                    0        (50,000)
                                                                   -----------    -----------
            Net cash used in Investing Activities                          -0-        (60,685)

Cash Flows from Financing Activities:
    Proceeds from sale of shares, net of offering costs                108,843        835,000
    Repayments of Long-Term Debt                                         - 0 -        (98,785)
    Payment for Shares not yet Issued                                   30,000            -0-
    Net Proceeds (repayments) of Shareholder Loans                         -0-        (16,311)
                                                                   -----------    -----------

Net cash provided by Financing Activities                              138,843        719,904
                                                                   -----------    -----------

Effect of exchange on cash                                               7,294          1,579
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                   (64,491)       (65,841)

Cash & Cash Equivalents, Beginning of Period                            65,437        131,278
                                                                   -----------    -----------

Cash & Cash Equivalents, End of Period                             $       946    $    65,437
                                                                   ===========    ===========


                  See accompanying notes to financial statement

                          TTI Holdings of America Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION/REPORTING ENTITIES
     The consolidated financial statements of Thermaltec International Corp. and Subsidiaries (the "Company") include the following entities:

     THERMALTEC INTERNATIONAL CORP.
     ------------------------------
     Thermaltec International Corp. ("TTI") was incorporated in 1994 under the laws of the state of Delaware. TTI was organized for the purpose of engaging in the sale of thermal sprayed coatings to individual customers in the United States and other countries. TTI also serves as the parent company, which acts as a holding company for its subsidiaries and provides administrative support to the operations of the Company. In May 1999, all operating assets and liabilities of Thermaltec were transferred into Panama Industries.

     PANAMA INDUSTRIES,LTD.
     ----------------------
     Panama Industries is a wholly owned subsidiary of TTI incorporated in March 1998. It was inactive and not part of the consolidated group until May 1999. At that time, all operating assets and liabilities of Thermaltec International were transferred into Panama Industries. Panama Industries and the following subsidiaries were spun off on June 22, 2001.

     HIGH VELOCITY TECHNOLOGIES, INC.
     --------------------------------
     High Velocity Technologies, Inc. (HVT), located in West Lebanon, NH, is a wholly owned subsidiary of Panama Industries, acquired on May 19, 2000. HVT manufactures and sells equipment and materials used in the thermal spraying industry.

     AMZ THERMALTEC, S.A.
     --------------------
     AMZ THERMALTEC, S.A. (AMZ) is a wholly owned subsidiary of Panama Industries located in San Jose, Costa Rica. AMZ began operations in June 2000 and provides thermal spray coatings to businesses and individuals throughout Costa Rica.

     THERMALTEC DE COSTA RICA, S.A.
     ------------------------------
     Thermaltec de Costa Rica, S.A. ("TCR") is a wholly owned subsidiary of TTI located in San Jose, Costa Rica. TCR began operations during fiscal 1995, and provides thermal spray coatings to businesses and individuals throughout Costa Rica.

          SPINOFF OF SUBSIDIARY
          ---------------------

     On May 31, 2001, the Company announced that it intended to spin off, as a stock dividend, all of its equity in Panama Industries, LTD., a wholly owned subsidiary. The shares in Panama Industries would be distributed to the Company's shareholders of record as of the close of business June 22, 2001; the distribution would be on a basis of one share of Panama to every three shares of the Company. On July 2, 2001, the spin-off was executed as announced. On June 22, 2001, in connection with this transaction, the Company incurred a charge to paid-in capital of $1,586,248. In connection with the stock dividend, on July 25, the Company transferred 100% ownership of TCR to Panama Industries.


     PRINCIPLES OF CONSOLIDATION
     ---------------------------
     The consolidated balance sheet of the Company as of September 30, 2001 includes the balances of Transventures, Inc. The Results of Operations and cash flows for the year ended September 30, 2000 include the results of HVT for the approximately four months that the business was a wholly owned subsidiary of the Company. The results of Operations and cash flows for the year ended September 30, 2001 include the results of Panama Industries and its subsidiaries for nine months that the business was a wholly owned subsidiary of the Company.

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

                          TTI Holdings of America Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

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

                          TTI Holdings of America Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000

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



     REPORTING COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                            For the period ended:
                                                September 30,
                                              2001         2000
     Cash paid for:                           ----         ----

             Interest Expense:              $15,767      $22,320
             Income Taxes                      --           --


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

     During the year ended September 30, 2001, the Company issued 383,804 shares of stock as payment for services in the amount of $394,592.

     During the year ended September 30, 2001, the Company had a non-cash financing activity of $125,316 when it issued shares of stock for repayment of shareholder and various other loans.

                          TTI Holdings of America Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2001

     During the year ended September 30, 2001, the Company issued 17,500 shares of stock in payment of assets and to satisfy trade accounts payable in the amount of $30,680.

     During the year ended September 30, 2001, the Company issued 120,000 shares of stock pursuant to the exercise of a shareholder's option agreement.



 3.   DUE TO OFFICER/SHAREHOLDER

     Due  to  Shareholder   represents  the  net  amount  due  to  the  majority
     shareholder of the Company as of September 30, 2001. This loan has no maturity and bears no interest.

4.   COMMITMENTS AND CONTINGENCIES

     On August 23, 2001, the Company entered into an agreement with Crossover Advisors, LLC to provide certain financial, business and strategic consulting services for a term of eighteen (18) months. On September 6, 2001 and November 15, 2001 the Agreement was amended to expand the level of services to be provided to the Company. As of December 31, 2001, the Company has issued to Crossover, an aggregate of 950,000 shares of its common stock consisting of 210,000 free-trading and unrestricted shares and 740,000 restricted shares. Additionally, a fee of $10,000 per month is accruing, commencing November 1, 2001.

     On August 23, 2001, the Company entered into a Management Services Agreement and Licensing Agreement with Adelphia Holdings, LLC, (Adelphia), an affiliate of Crossover to provide certain administrative services and office space to the Company at Crossover's New York City location. Since November 1, 2001, Adelphia has been accruing a monthly fee of $5,000 per month for the provision of such services and office space.

5.   SALES TO MAJOR CUSTOMERS

     For the year ending September 30, 2000, one customer accounted for 16% of the Company's sales and 25% of the Company's accounts receivable.

6.   COMMON STOCK

                                                       For the Year Ended
                                                           September 30,
                                                               2001
                                                               ----
     Common stock is as follows:
     Common stock, $.0001 par value,
        10,000,000 shares authorized
     Shares issued and outstanding                          5,443,800
     Par Value                                             $      544


        Common Stock:
        -------------

     During the year ending September 30, 2000, the Company issued 233,833 shares for services to outside consultants as follows:

         Marketing services          53,209  shares              $  81,929
         Administrative services     180,624 shares              $ 327,587

     During the year ending September 30, 2001, the Company issued 383,804 shares for services to outside consultants as follows:

         Legal services                5,000 shares              $   5,807
         Administrative services     378,804 shares                388,785

                          TTI Holdings Of America, Inc
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



     For the year ended September 30, 1998, the Company completed the issuance of 271,600 shares of common stock at various prices of $ 0.75 to $ 1.50 per share and carried with them a warrant granting the right to purchase, for each share purchased, an additional share of Thermaltec common stock at a price of $ 1.00 per share. The warrants expire on January 31, 2001. At September 30, 1999 a total of 108,200 warrants had been exercised for an equal number of shares. The proceeds from the sale of these shares, net of registration fees, totaled $106,949. During the year ending September 30, 2000, a total of 1,000 warrants had been exercised for an equal number of shares. The registration fee was waived. During the year ending September 30, 2001, a total of 33,400 "A" warrants, valued at $33,400 and 50,295 "B"
     warrants, valued at $75,443, had been exercised for an equal number of shares.

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

     On June 15, 2001, 100,000 shares were issued as partial payment for the purchase of a 18% interest in COBEX Technologies, Inc.

     One June 20, 2001, 250,000 shares were issued as payment in full for the purchase of Transventures, Inc.


7.   INCOME TAXES

     No provision for income taxes was recorded during the years ended September 30, 2001 and 2000, due to net losses being incurred. At September 30, 2001, the Company had net operating loss carryforwards for tax purposes of approximately $ 3.5 million, which would expire in 2015.

     The Company's effective tax rate in 1999 and 2000 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.

     Deferred tax assets consist of the following components at:

                                                September 30:
                                              2001         2000
                                           ----------   ----------

Net operating loss carryforwards           $1,470,000   $1,192,200
Less: valuation allowance                   1,470,000    1,192,200
                                           ----------   ----------
         Total Deferred                    $     --     $     --
                                           ==========   ==========

     At September 30, 2001 and 2000, the Company provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not, such benefits will not be realized.

                          TTI Holdings Of America, Inc
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

8.   GEOGRAPHIC INFORMATION

     The Company's revenues from external customers is derived from the following geographic markets:

                                          For the year ended
                                             September 30:
                                           2001       2000
                                          --------   --------
     United States                        $343,269   $193,943
     Costa Rica                            104,915    106,916
                                          --------   --------

              Total                       $447,184   $300,859
                                          ========   ========

9.   GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $ 1,147,696 for the year ended September 30, 2001 and has incurred substantial net losses for each of the past three years. At September 30, 2001 current liabilities exceed current assets by $ 84,350. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. It is the intention of the Company's management to attempt to improve liquidity by raising additional investment capital to provide for continued operating funds and to find business opportunities that create operating revenues.


10.  MERGERS AND ACQUISITIONS

     On June 15, 2001, the Company acquired 300,00 of COBEX Technologies, Inc. (COBEX) for $50,000 and the issuance of 100,000 shares of common stock. This investment represents approximately 18% of COBEX's total outstanding shares. COBEX is a private interconnect communications company specializing in the sales, installation and maintenance of communication systems located in West Babylon, New York. The investment in COBEX is recorded on the Company's balance sheet at the original acquisition cost.

     On June 20, 2001, the Company acquired 100% of Transventures, Inc, a private transportation and logistics company located in Huntington, New York. Transventures, Inc. was acquired for 250,000 common shares of the Company valued at $330,000. As a result of the purchase of Transventures, Inc., the Company has recorded in goodwill of $330,000 ,which represents the excess of the purchase price over the net value of assets acquired. The goodwill has been fully charged against the earnings for the year ended September 30, 2001. Due to the inability of the Company to raise the necessary capital, no activity has taken place to-date regarding the Transventures, Inc. subsidiary.


11.  SUBSEQUENT EVENTS

     On October 10, 2001, TTI entered into an agreement to merge Transventures into Cyberedge Enterprises, Inc. a Delaware corporation that had recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TTI was to receive 20% of the total outstanding shares of Cyberedge at the closing. The purpose of the transaction was to allow Cyberedge's management to develop Transventure's business opportunities in the transportation and logistics business utilizing network of industry contacts. On December 14, 2001, TTI and Cyberedge mutually agreed to terminate the merger of Transventures into Cyberedge as it was determined by both companies that TTI was better suited to raise working capital for Transventure's business plan.

     On December 12, 2001, the Company agreed to sell all of its shares in COBEX Technologies, Inc. back to COBEX for a total of $35,000, payable in installments over a 12-month period.


     On November 1, 2001, 200,000 shares of Common Stock were issued to the Company's former Chief Executive Officer and President Andrew B. Mazzone in satisfaction of outstanding loans and advances of $41,000 made by Mr. Mazzone on behalf of the Company from time to time.

     On January 22, 2002 the Company borrowed a total of $35,000 from three "accredited investors" through the issuance of 7% convertible promissory notes (the "Notes"). The Notes have a one (1) year term and are convertible at the holders election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On February 1, 2002, the Registrant notified the previous Auditor Capraro, Centofranchi, Kramer & Co., P.C. (hereinafter referred to as "CCK"), that the Board of Directors had decided to change auditors to Aaron Stein, CPA. The Company thereupon filed a Form 8-K, Current Report, on February 6, 2002.

     During their tenure, CCK issued reports on Registrant's financial statements up to September 30, 2000 that neither contained an adverse opinion or disclaimer of opinion, or was not qualified or modified as to audit scope or accounting principles. It was modified for a going concern uncertainty.

     During the period of CCK's engagement and for the period of the two most recent fiscal years and any subsequent interim period preceding this action, there was no disagreement between Registrant and CCK on any matter of accounting principals or practices, financial statement disclosure or audit scope and procedure, which disagreement(s), if not resolved to the satisfaction of CCK, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

     Effective February 1, 2002, Aaron Stein CPA ("Stein"), has been retained as independent auditor of TTI Holdings of America Corp., and was retained as independent auditor of the registrant for the fiscal year ending September 30, 2001. Prior to the engagement, Registrant did not consult with Stein regarding the application of accounting principles to a specific transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the directors and executive officers as of September 30, 2001

                                                                 DATE
                                                                SERVICE
  NAME              AGE               OFFICE                   COMMENCED
--------            ---         ---------------------          ----------
Andrew Mazzone*     60          Chairman, CEO                  December, 1995
                                President/Secretary/
                                Treasurer
*Indicates Board Member

     All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

Andrew B. Mazzone:
------------------
     Mr. Mazzone has been the Chairman of the Company since its inception. He resigned as Chief Executive Officer and President effective November 1, 2001. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp. The Company was acquired by a foreign holding corporation, which changed the Company's name to Sulzer Metco. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company. Mr. Mazzone did so to pursue his belief that there is an unexploited opportunity in the thermal spray industry to set up industrial thermal spray shops around the world, excluding the areas of Europe and the United States. In this endeavor, he left Sulzer Metco on good terms and with the understanding that his strategy, if successful, would mean even more business for Sulzer Metco Corporation. Some of the highlights of Andrew Mazzone's Metco career include positions as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President. Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts in finance and an advanced degree in economics, with a specialty in economic history. During the fiscal year ended September 30, 2001, Mr. Mazzone devoted his full time to the efforts of the Company.

James W. Zimbler:
-----------------
     On November 1, 2001, Mr. Zimbler, age 36, was appointed as President and Director of the Company. From February 2001 until October 15, 2001, Mr. Zimbler was engaged in consulting for various companies and for a portion of that time has been a principal member in Crossover Advisors, LLC. Prior to that, from January 1999 to November 1999, Mr. Zimbler was Chairman of the Board of Directors and President of IntermediaNet, Inc. now known as Cyberedge Enterprises, Inc., a public company and in November 1999, became just the Chairman until February 2001. He was re-appointed CEO and a Director in September 2001. Mr. Zimbler was also Chairman and CEO of Universal Media
Holdings, Inc., until February 2001. From December 1996 through November 1998, Mr. Zimbler was President and Chief Operating Officer for Total Freight Solutions America, Inc. Mr. Zimbler was employed by Packaging Plus Services, Inc. from August of 1994 through December of 1996. Mr. Zimbler attended Suffolk Community College from 1983 through 1985 where he majored in Business Administration.

Other Significant Employees:
----------------------------
     Robert J. Lalumiere, age 48, was the President and Chief Executive Officer of Panama Industries, Ltd for most of the fiscal year ended September 30, 2001. He entered into an employment agreement with the Company in May 2000 at the time of the acquisition of High Velocity Technologies. Mr. Lalumiere was the President of High Velocity Technologies for the last five years. He also was their Chief Engineer for Product Development.

Item 10. Executive Compensation

     For the fiscal year ended September 30, 2001, no Officer/Director  has been
compensated   with   salaries   or  other  form  of   remuneration   except  the
CEO/President, Andrew B. Mazzone who received the following compensation:

                   Capacities in which                              Aggregate
Name               Remuneration was Received        Period        Remuneration
--------------------------------------------------------------------------------
Andrew Mazzone     CEO/President                  For the year      $ 10,316
                                                  ended 9/30/01
                   Chief Engineer, NYSERDA        For the year      $  5,260
                   Project and Project Manager    Ended 9/30/01
                   As Salary
James W. Zimbler   Consultant                     For the year      $112,025 (1)
                                                  ended 9/30/01

-------------------------
(1) Reflects payment made through issuance of 55,000 Shares of Common Stock

Director Compensation:
----------------------
     Our directors receive no compensation for their services as director.

Director and Officer Insurance:
-------------------------------
     The Company has no directors and officers ("D & O") liability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 10,000,000 shares of common stock, each of which had a $.0001 per share par value.
     As of December 31, 2001 a total of 6,894,466 shares of Common Stock, have been issued and are outstanding.

                                          Shares            Percent
                                          ------            -------
     Andrew Mazzone(1)  (2)            1,335,000            19.4%
     513 Dryden Street
     Westbury, NY 11590

     Crossover Advisors LLC              950,000            13.8%%
     545 Madison Avenue
     New York, NY 10022

     James W. Zimbler (1)  (3)         1,100,000            15.9%
     1 Diane Court
     Nesconset, NY 11767

     Directors and Officers as a group: 2,435,000 shares
     (1) Director and Officer
     (2)Includes 200,000 shares issued to Mr. Mazzone on November 1, 2001 and 258,000 shares held in an IRA account on behalf of Mr. Mazzone.

     (3) Includes 150,000 shares of common stock held in the name of JWZ Holdings, Inc., a corporation of which Mr. Zimbler is the sole shareholder and 950,000 shares held by Crossover Advisors, LLC of which JWZ Holdings, Inc. is a principal member.

Item 12. Certain Relationships and Related Transactions

Issuance of Stock:
------------------
     On November 21, 1995, the Company issued 1,425,000 common shares to Andrew Mazzone, the Company's founder. On November 21, 1995, the Company issued 75,000 common shares to Christopher De Prima, a promoter and affiliate of the Company. The shares were issued pursuant to Section 4(2) of the Securities and Exchange Act of 1933.
     For the year ended September 30, 1998, the Company completed the issuance of 271,600 shares of common stock at various prices of $ 0.75 to $ 1.50 per share and carried with them a warrant granting the right to purchase, for each share purchased, an additional share of Thermaltec common stock at a price of $1.00 per share. The warrants expire on January 31, 2001. At September 30, 1999 a total of 108,200 warrants had been exercised for an equal number of shares. The proceeds from the sale of these shares, net of registration fees, totaled $106,949. During the year ending September 30, 2000, a total of 1,000 warrants had been exercised for an equal number of shares. During the year ended September 30, 2001 a total of 83, 695 warrants have been exercised for an equal number of shares.
     On May 31, 1999, the Company authorized the sale of 1,000,000 shares of common stock to be offered in private transactions of 1,000 Units, representing 1,000 shares per Unit. Each Unit consisted of 1,000 Common shares and 750 B Warrants and 500 C Warrants for the purchase of additional shares of the Company. Such offering was filed with the State of New York Department of Law. The Company utilized an exemption from the registration provisions under Regulation D Rule 504, as amended, and sold in those States which permit the offering to take place. The termination date of the offering was March 31, 2000. The exercise price of the Warrants is $1.50 per B Warrant share and $2.00 per C Warrant share, exercisable commencing one year from the date of the subscription agreement for the B Warrant and two years from the date of the subscription agreement for the C Warrant. The B Warrants will expire March 31, 2002 and the C Warrants will expire March 31, 2003. 999,000 shares were subscribed in the offering. There were 649,350 B Warrants and 499,500 C Warrants subscribed. On April 13, 2000, 999,000 shares were issued of which 834,000 shares were sold and 165,000 shares were issued as repayment of various loans described above.
     There was no underwriter and the Company did not offer any discounts or pay any compensation in connection with either offering. Moreover, in both cases there was not general solicitation or general advertising. Since the Company was not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act, in both instances the offer and sale of securities satisfied the requirements of, and were exempt under, Section 504 of Regulation D under the Securities Act and the applicable $1,000,000 cap was not exceeded. Thus, in both cases permissible sales were made to investors, some of who were not "accredited investors" as that term is defined in Regulation D.
     During the year ended September 30, 1999, the Company issued 30,000 shares of common stock in lieu of cash repayment of a shareholder loan.

     During the year ended September 30, 2000, the Company issued 373,000 shares of common stock in lieu of cash repayment of shareholder loans and various other loans.
     During the year ended September 30, 1999, the Company issued 72,567 shares to outside consultants, as follows:

     Marketing services               35,067 shares            $326,937
     Legal services                   21,000 shares            $219,188
     Financial & Administrative
     Services                         16,500 shares            $ 96,593

     During the year ending September 30, 2000, the Company issued 233,833 shares of Common Stock for services to outside consultants as follows:

     Marketing services               53,209 shares            $ 81,324
     Administrative services         180,624 shares            $327,593

     During the year ended September 30, 2001, the Company issued 383,804 shares of Common Stock for services to outside consultants as follows:

     Financial/Administrative
     Services                        378,804 shares            $388,785
     Legal Services                    5,000 shares            $  5,807

     On June 13, 2000, 250,000 shares were issued as payment for the purchase of High Velocity Technology, Inc.
     On June 20, 2001, 250,000 shares of Common Stock were issued as payment for the purchase of Transventures.
     On June 20, 2001, 100,000 shares of Common Stock were issued and $50,000 was paid for the purchase of 300,000 shares of Cobex Technologies, Inc
     On November 1, 2001, 200,000 shares of Common Stock were issued to the Company's former Chief Executive Officer and President Andrew B. Mazzone in satisfaction of outstanding loans and advances of $41,000 made by Mr. Mazzone on behalf of the Company from time to time.
     On January 22, 2002 the Company borrowed a total of $35,000 from three "accredited investors" through the issuance of 7% convertible promissory notes (the "Notes"). The Notes have a one (1) year term and are convertible at the holders election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction.

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The following is a list of exhibits filed as part of this Form 10-KSB where so indicated, exhibits that were previously filed are incorporated by reference.

--------------------------------------------------------------------------------

     SEC REFERENCE        TITLE OF DOCUMENT
        NUMBER
--------------------------------------------------------------------------------
         3.1              Articles of Incorporation                  (1)
--------------------------------------------------------------------------------
         3.2              Amendment to Articles of                   (1)
                          Incorporation
--------------------------------------------------------------------------------
         3.3              Additional Amendment to                    (2)
                          Articles of Incorporation
--------------------------------------------------------------------------------
         3.4              Bylaws                                     (1)
--------------------------------------------------------------------------------
         10.1             Lease Agreement on the premises            (1)
                          West Babylon, NY
--------------------------------------------------------------------------------
         10.2             Lease Agreement on the premises            (1)
                          Costa Rica
--------------------------------------------------------------------------------
         10.3             New York State Thruway                     (1)
                          Authority Thermal Spraying
                          Specification (Expanded)
--------------------------------------------------------------------------------
         10.4             NYSERDA  Contract                          (1)
--------------------------------------------------------------------------------
         10.5             Consulting Agreement with
                          Crossover Advisors, LLC                    (3)
--------------------------------------------------------------------------------
         10.6             Management Services Agreement and
                          License Agreement with Adelphia
                          Holdings, LLC                              (4)
--------------------------------------------------------------------------------
         16.1             Letter of change of Accountants            (5)
--------------------------------------------------------------------------------

         21.1             Subsidiaries of Registrant              This Filing
--------------------------------------------------------------------------------
(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.
--------------------------------------------------------------------------------

(2) These documents are incorporated by reference to the Form 8-K filed on June 29, 2001
(3) These documents are incorporated by reference to the Form S-8 registration statement filed on August 27, 2001.
(4) These documents are incorporated by reference to the Form 8-K filed on September 5, 2001.
(5) These documents are incorporated by reference to the Form 8-K filed on February 6, 2002.
--------------------------------------------------------------------------------
(b) Reports from Form 8-K:

On July 17, 2001, the Company filed a Current Report on Form 8-KA with regard to the transactions to acquire the licenses to own two comprehensive outpatients rehabilitation facilities.

On September 5, 2001 the Company filed a Current Report on Form 8-K with regard to the relocation of its corporate offices and the engagement of Crossover Advisors.