Form 10QSB
period 2001-12-31
TTI HOLDINGS OF AMERICA CORP
filed 2002-02-15
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________


                        Commission file number: 000-30734

                          TTI Holdings of America Corp.
                        - -----------------------------
                 (Name of small business issuer in its charter)


Delaware                                                     11-3255619
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

545 Madison Ave, 6th Floor NY, NY10022                        10022
----------------------------------------                      -----
(Address of Principal executive offices)                      (Zip Code)

Issuer's telephone number (212) 755-8777
                          --------------

Securities registered under Section 12(b) of the "Exchange Act"

Common Share Par Value, $.0001
    (Title of each Class)

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

                               TABLES OF CONTENTS


Part I - FINANCIAL INFORMATION................................................3
   Item 1.      Financial Statements..........................................3
   Item 2.      Management's Discussion and Analysis or Plan of Operation.....8

PART 2 - OTHER INFORMATION....................................................9
   Item 1.      Legal Proceedings.............................................9
   Item 2.      Changes in Securities........................................10
   Item 3.      Defaults upon Senior Securities..............................10
   Item 4.      Submission of Matters to a Vote of Security Holders..........10
   Item 5.      Other Information............................................10
   Item 6.      Exhibits and Reports on Form 8-K.............................11

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TTI Holdings of America Corp.
                           Consolidated Balance Sheet
                             as of December 31, 2001

(Unaudited)

Assets
       Current Assets:
               Cash and Cash Equivalents         $        45
                                                 -----------


               Total Current Assets                       45
                                                 -----------
       Other Assets:
       Loan Receivable                                89,719
       Investment (at Cost)                          182,000
                                                 -----------

       Total Other Assets                            271,719
                                                 -----------


Total Assets                                     $   271,764
                                                 ===========

Liabilities and Stockholders' Equity (Deficit)
       Current Liabilities
              Accounts Payable                   $    63,104
                                                 -----------


              Total Current Liabilities               63,104

Stockholders' Equity

       Common Stock                                      689
       Additional Paid-in Capital                  3,611,478
       Accumulated Deficit                        (3,403,507)
                                                 -----------

       Total Shareholders' Equity                    208,660
                                                 -----------

Total Liabilities and Shareholders' Equity       $   271,764
                                                 ===========


                 See accompanying notes to financial statements

                          TTI Holdings of America Corp.
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                                                         For the
                                                    Three Months ended
                                                        December 31,
                                                    2001           2000
                                                -----------    -----------

Sales                                           $         0    $         0


Cost of Sales                                             0              0
                                                -----------    -----------

Gross Profit                                              0              0

General and Administrative Expenses                 189,483        102,603
                                                -----------    -----------


Net Loss from Continuing Operations                (189,483)      (102,603)


Other Comprehensive Income:
   Foreign currency translation adjustments               0          3,629
                                                -----------    -----------
Total Comprehensive Income (Loss)                  (189,483)       (98,974)

Discontinued Operations
     Loss from Discontinued Operations,
     Net of Income Taxes of $0                            0       (137,793)
                                                -----------    -----------

Net Loss                                        ($  189,483)   ($  236,767)
                                                -----------    -----------




Basic and Diluted Loss per Share                ($     0.03)   ($     0.06)
                                                -----------    -----------


Weighted Average Number of Shares Outstanding     6,169,133      4,361,551
                                                ===========    ===========




                  See accompanying notes to financial statement


                          TTI Holdings of America Corp.
                      Consolidated Statements of Cash Flow


                                                                For the Three Months
                                                                 ended December 31,
                                                                 2001         2000
                                                               ---------    ---------
Cash Flows from Operating Activities:
Net Loss                                                       ($189,483)   ($240,396)
                                                               ---------    ---------

Adjustments to reconcile net loss to net cash used
in operating activities:
         Depreciation & Amortization                                   0            0
         Common Stock Issued for Services and Awards             146,181      108,952
         Net Effect of Panama Industries Spin-off                      0        2,318
         (Increase) decrease in:
                  Accounts Receivables                                 0            0
                  Inventories                                          0            0
                  Prepaid Expenses and Other Current Assets            0            0
                  Other Assets                                         0            0

Increase(decrease) in:
         Accounts Payable                                         42,401            0
         Accrued Expenses & Other Current Liabilities            (64,593)           0
                                                               ---------    ---------

Total Adjustments                                                123,989      111,270
                                                               ---------    ---------

Net cash used in Operating Activities                            (65,494)    (129,126)
                                                               ---------    ---------

Cash Flows from Investing Activities:
         Purchases of Fixed Assets                                     0            0
         Cash paid in acquisition of subsidiary                        0            0
                                                               ---------    ---------
         Net cash used in Investing Activities                         0            0
                                                               ---------    ---------

Cash Flows from Financing Activities:
         Proceeds from sale of shares, net of offering costs      64,593       35,850
         Repayments of Long-Term Debt                                  0      (14,423)
         Net Proceeds (repayments) of Officer Loans                    0      (15,000)
         Net Proceeds (repayments) of Shareholder Loans                0       92,947
                                                               ---------    ---------

Net cash provided by Financing Activities                         64,593       99,374
                                                               ---------    ---------

Effect of exchange on cash                                             0        3,629

Net increase (decrease) in cash and cash equivalents                (901)     (26,123)

Cash & Cash Equivalents, Beginning of Period                         946       65,437
                                                               ---------    ---------

Cash & Cash Equivalents, End of Period                         $      45    $  39,314
                                                               =========    =========


                 See accompanying notes to financial statements

                          TTI Holdings of America Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED December 31, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statement presentation. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended September 30, 2001 which is filed with the Securities and Exchange Commission.

2.   EQUITY TRANSACTIONS
     During the three months ended December 31, 2001, the Company issued 1,114,000 shares of common stock for services to outside consultants. The value of the shares was determined by management to be $146,181 and such amount was reflected as General and Administrative Expenses in the Consolidated Statements of Operations and Comprehensive Income presented above. In addition, during the same three months, the Company issued 306,666 shares of common stock in lieu of cash repayment of shareholder loans and 30,000 shares to an individual who had paid for the shares during the fiscal year ended September 30, 2001, but which had not been issued during the same reporting period.

3.   INCOME TAXES
     No provision for income taxes was recorded during the three months ended December 31, 2001 due to a net loss having been incurred. The Company does not anticipate the recording of a profit by the end of the fiscal year.

4.   GOING CONCERN
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $189,483 for the three months ended December 31, 2001, incurred a loss of $ 1,147,696 during the year ended September 30, 2001 and incurred substantial net losses for each of the two years prior to that. At December 31, 2001 current liabilities exceed current assets by $ 63,059. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

5.   MERGERS AND ACQUISITIONS
     On June 15, 2001, the Company acquired 300,000 shares of COBEX Technologies, Inc. (COBEX) for $50,000 and the issuance of 100,000 shares of common stock. This investment represents approximately 18% of COBEX's total outstanding shares. COBEX is a private interconnect communications company specializing in the sales, installation and maintenance of communication systems located in West Babylon, New York. The investment in COBEX was recorded on the Company's balance sheet at the original acquisition cost.

     On June 20, 2001, the Company acquired 100% of Transventures, Inc, a private transportation and logistics company located in Huntington, New York. Transventures, Inc. was acquired for 250,000 common shares of the Company valued at $330,000. As a result of the purchase of Transventures, Inc., the Company has recorded goodwill of $330,000 ,which represents the excess of the purchase price over the net value of assets acquired. The goodwill has been fully charged against the earnings for the year ended September 30, 2001. Due to the inability of the Company to raise the necessary capital, no activity has taken place to-date regarding the Transventures, Inc. subsidiary.

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

6.   SPINOFF OF SUBSIDIARY

     On May 31, 2001, the Company announced that it intended to spin off, as a stock dividend, all of its equity in Panama Industries, LTD., a wholly owned subsidiary. The shares in Panama Industries would be distributed to the Company's shareholders of record as of the close of business June 22, 2001; the distribution would be on a basis of one share of Panama to every three shares of the Company. On July 2, 2001, the spin-off was executed as announced. On June 22, 2001, in connection with this transaction, the Company incurred a charge to paid-in capital of $1,572,852. In connection with the stock dividend, on July 25, the Company transferred 100% ownership of AMZ to Panama Industries.

7.   SUBSEQUENT EVENTS
     On January 22, 2002 the Company borrowed a total of $35,000 from three "accredited investors" through the issuance of 7% convertible promissory notes (the "Notes"). The Notes have a one (1) year term and are convertible at the holders election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction.


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations For the Three Months Ending December 31, 2001 vs. December
--------------------------------------------------------------------------------
31, 2000
--------

     For the three months ended December 31, 2001, the Company did not report any sales from operations. Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations." As a result, the Company had no Gross Profit in either 2001 or 2000.
     During the three months ended December 31, 2001, the Company incurred approximately $189,000 of expenses for general and administrative expenses associated with the general operation of the Company. The Company paid for $146,000 of these expenses through the issuance of 1,114,000 shares of the Company's Common Stock.

Liquidity and Financial Resources
---------------------------------

     The Company incurred a net loss of $189,000 during the three months ended December 31, 2001 and has incurred substantial net losses for each of the past three years. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.
     The Company has limited the amount of the debt it has raised. There is no debt outstanding as of December 31, 2001. Since inception, the Company has raised approximately $2.75 million through the sale of common stock other than stock issued in exchange for services.

Going Concern
-------------
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $189,483 for the three months ended December 31, 2001, incurred a loss of $ 1,147,696 during the year ended September 30, 2001 and incurred substantial net losses for each of the two years prior to that. At December 31, 2001 current liabilities exceed current assets by $ 63,059. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     On November 1, 2001, Andrew B. Mazzone resigned as Chief Executive Officer and President of the Company. Mr. Mazzone remains as the Chairman of the Board of Directors. James W. Zimbler, of Crossover Advisors, LLC was named as interim President effective as of the same date. Mr. Zimbler was also appointed to the Board of Directors.
     On November 1, 2001, 200,000 shares of Common Stock were issued to Mr. Mazzone in satisfaction of outstanding loans and advances made by Mr. Mazzone on behalf of the Company from time to time.
     On January 22, 2002 the Company borrowed a total of $35,000 from three "accredited investors" through the issuance of 7% convertible promissory notes (the "Notes"). The Notes have a one (1) year term and are convertible at the holders election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits. The following is a list of exhibits which were previously filed and are incorporated by reference.
--------------------------------------------------------------------------------

     SEC REFERENCE        TITLE OF DOCUMENT
         NUMBER
--------------------------------------------------------------------------------
     3.1                  Articles of Incorporation                (1)
--------------------------------------------------------------------------------
     3.2                  Amendment to Articles of                 (1)
                          Incorporation
--------------------------------------------------------------------------------
     3.3                  Additional Amendment to                  (2)
                          Articles of Incorporation
--------------------------------------------------------------------------------
     3.4                  Bylaws                                   (1)
--------------------------------------------------------------------------------
    10.1                  Consulting Agreement with
                          Crossover Advisors, LLC                  (3)
--------------------------------------------------------------------------------
    10.2                  Management Services Agreement and
                          License Agreement with Adelphia
                          Holdings, LLC                            (4)
--------------------------------------------------------------------------------
    10.3                  Termination Agreement of
                          Andrew B. Mazzone                        (6)
--------------------------------------------------------------------------------
    10.4                  Amendment to Consulting Agreement
                          with Crossover Advisors, LLC             (6)
--------------------------------------------------------------------------------
    16.1                  Letter of change of Accountants          (5)
--------------------------------------------------------------------------------
(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.
--------------------------------------------------------------------------------
(2) These documents are incorporated by reference to the Form 8-K filed on June 29, 2001
(3) These documents are incorporated by reference to the Form S-8 registration statement filed on August 27, 2001.
(4) These documents are incorporated by reference to the Form 8-K filed on September 5, 2001.
(5) These documents are incorporated by reference to the Form 8-K filed on February 6, 2002.
(6) These documents are incorporated by reference to the Form 8-K filed on December 11, 2001.
--------------------------------------------------------------------------------

(b) Reports from Form 8-K:
On December 11, 2001 the Company filed a Current Report on Form 8-K with regard to the resignation of Andrew B. Mazzone as the Company's CEO and President and the appointment of James W. Zimbler as its President.


                                   SIGNATURES

                          TTI HOLDINGS OF AMERICA CORP

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 15, 2002

Signature                                           Title
---------------------                               ------

/s/ James W. Zimbler                                President and Director
---------------------
James W. Zimbler


/s/ Andrew B. Mazzone                               Chairman of the Board
---------------------
Andrew B. Mazzone                                   Principal Financial Officer
                                                    Principal Accounting Officer