Form 10QSB
period 2002-03-31
TTI HOLDINGS OF AMERICA CORP
filed 2002-05-23
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934: For the quarterly period ended March 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-30734

                          TTI Holdings of America Corp.

                 (Name of small business issuer in its charter)



Delaware                                                     11-3255619
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

68A Lamar Street, West Babylon, New York                     11704
----------------------------------------                     ---------
(Address of Principal executive offices)                     (Zip Code)


                    Issuer's telephone number (631) 643-3610

         Securities registered under Section 12(b) of the "Exchange Act"

                         Common Share Par Value, $.0001
                              (Title of each Class)

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding, as of March 31, 2002 was    .

Transitional Small Business Disclosure Format (check one): Yes ; No X


                               TABLES OF CONTENTS

Part I - FINANCIAL INFORMATION................................................3
   Item 1.      Financial Statements..........................................3
   Item 2.      Management's Discussion and Analysis or Plan of Operation.....8

PART 2 - OTHER INFORMATION....................................................9
   Item 1.      Legal Proceedings.............................................9
   Item 2.      Changes in Securities.........................................9
   Item 3.      Defaults upon Senior Securities...............................9
   Item 4.      Submission of Matters to a Vote of Security Holders...........9
   Item 5.      Other Information.............................................9
   Item 6.      Exhibits and Reports on Form 8-K.............................10





Part I -          FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TTI Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                              As of March 31, 2002
                                   (Unaudited)
Assets
     Current Assets
         Cash and Cash Equivalents                         $       227
         Trade Accounts Receivable                                  --
         Inventories                                                --
         Prepaid and Other Current Assets
                                                           -----------
              Total Current Assets                                 227

     Fixed Assets
         Machinery and Equipment                                    --
         Leasehold Improvements                            -----------
              Gross Fixed Assets
     Less:  Accumulated Depreciation                       -----------
              Net Fixed Assets
     Other Assets
         Loan Receivable                                       104,194
            Investment (at Cost)                               182,000
         Goodwill, Net
         Organization Cost, Net of Amortization
         Other Assets                                      -----------
              Total Other Assets                               286,421
                                                           -----------

Total Assets                                               $   286,421
                                                           ===========

Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
         Accounts Payable                                     $109,275
         Notes Payable                                          35,000
                                                           -----------
     Total Current Liabilities                                 144,275

     Total Liabilities

     Common Stock                                                  689
     Additional Paid-In Capital                              3,611,478
     Accumulated Deficit                                    (3,470,021)
                                                           -----------
     Total Stockholders' Equity                                142,146
                                                           -----------

Total Liabilities and Shareholders' Equity                 $   286,421
                                                           ===========


          See accompanying notes to consolidated financial statements.



                       TTI Holdings, Inc. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)


                                      For the                     For the
                                 Six Months Ended            Three Months Ended
                                      March 31                    March 31

                               2002           2001           2002        2001
                            ---------      ---------      ---------   ----------
Sales                       $     ---    $   327,119    $       ---    $141,200

Cost Of Sales                     ---        195,517            ---      76,476
                            ---------    -----------    -----------    --------

                                  ---        131,602           ----      64,724

General and Administrative    255,997        473,180         66,514     267,958
Expenses                    ---------    -----------    -----------    --------

Net Loss                     (255,997)      (341,578)      ( 66,514)   (203,234)
                           ----------    -----------    -----------    --------

Other Comprehensive Income:
   Foreign Currency
                                  ---          7,294            ---       3,665
                          -----------    -----------    -----------    --------

Total Comprehensive Income $ (255,997)   ($  334,284)   ($   66,514)  ($199,569)
(Loss)                     ===========   ===========    ===========  ==========

Basic and Diluted Loss     ($   0.04)    ($      .08)   ($     0.01)   ($  0.04)
per Share                  ===========   ===========    =========== ===========

Weighted Avg. No. of        6,169,133      4,451,294      6,169,133   4,570,951
Shares Outstanding          =========    ===========    ===========  ==========



          See accompanying notes to consolidated financial statements.



                       TTI Holdings, Inc. and Subsidiaries
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                  For the
                                                              Six Months Ended
                                                                  March 31
                                                             2002         2001
                                                             ----         ----
Cash Flows from Operating Activities:
     Net Loss                                              ($255,997) ($341,578)

Adjustments to reconcile net loss
to net cash used In operating activities:
     Depreciation and Amortization                                --     42,538
     Common Stock Issued for Services                        146,181    176,905
     Increases (Decreases) in:
         Receivables                                              --    (69,508)
         Inventories                                              --    (11,314)
         Prepaid and Other Current Assets                         --      8,547
         Other Assets                                             --     15,115
            Loan to Affiliate                                (14,475)        --

     Increases (Decreases) in:
         Accounts Payable                                     88,572     29,160
         Accrued Expenses and Other Current Liabilities      (64,593)   (42,379)
                                                           ---------   ---------

     Total Adjustments                                       155,685    149,064
                                                           ---------   ---------

     Net Cash used in Operating Activities                  (100,312)  (192,514)
                                                           ---------   --------

Cash Flows from Investing Activities:
     Purchase of Fixed Assets                                     --         --
     Excess of Purchase Price of Net Assets Acquired              --         --
                                                           ---------   --------
         Net Cash used in Investing Activities                     0          0

Cash Flows from Financing Activities:
     Proceeds from sale of shares, net of offering costs      64,593    176,677
     Proceeds from sale of shares not yet issued                  --     31,000
     Proceeds from issuance of Notes Payable                  35,000     41,232
     Repayment of Notes Payable                                   --         --
     Net Proceeds (repayments) of Officer Loans                   --    (50,000)
     Net Proceeds (repayments) of Shareholder Loans               --    (15,538)
                                                           ---------   --------
Net Cash provided by Financing Activities                     99,593    183,371
                                                           ---------   --------
Effect of Exchange on Cash                                        --      7,294

Net Increase (Decrease) in cash and cash equivalent           (  719)    (1,849)

Cash & Cash Equivalent, Beginning of Period                      946     65,437
                                                           ---------  ---------

Cash & Cash Equivalent, End of Period                      $     227     63,588
                                                           =========   ========


                 See accompanying notes to financial statements.

                       TTI Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDING MARCH 31, 2002
                                   (Unaudited)

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

2.  EQUITY TRANSACTIONS

During the three months ended December 31, 2001 the Company issued 1,114,000 shares of common stock for services to outside consultants. The value of the shares was determined by management to be $146,181 and such amount was reflected as General and Administrative Expenses in the Consolidated Statements of Operations and Comprehensive Income presented above. In addition, during the same three months, the Company issued 306,666 shares of common stock in lieu of cash repayment of shareholder loans and 30,000 shares to an individual who had paid for the shares during the fiscal year ended September 30, 2001, but which had not been issued during the same reporting period.

3.  INCOME TAXES

No provision for income taxes was recorded for the three months ended December 31, 2001, due to a net loss having been incurred. The Company does not anticipate the recording of a profit by the end of the fiscal year.

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $255,997 for the six months ended March 31, 2002 and has incurred net loss of $66,514 for the three months ended March 31, 2002. At March 31, 2002 current liabilities exceed current assets by $144,048. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

5.  MERGERS AND ACQUISITIONS

On June 15, 2001, the Company acquired 300,000 shares of COBEX Technologies, Inc. (COBEX) for $50,000 and the issuance of 100,000 shares of common stock. This investment represents approximately 18% of COBEX's total outstanding shares. COBES is a private interconnect communications company specializing in the sales, installation and maintenance of communication systems located in West Babylon, New York. The investment in COBEX was recorded on the Company's balance sheet at the original acquisition cost.

On June 20, 2001, the Company acquired 100% of Transventures, Inc. a private transportation and logistics company located in Huntington, New York. Transventures, Inc. was acquired for 250,000 common shares of the Company valued at $330,000. As a result of the purchase of Transventures, Inc., the Company has recorded goodwill of $330,000, which represents the excess of the purchase price over the net value of assets acquired. The goodwill has been fully charged against the earnings for the year ended September 30, 2001. Due to the inability of the Company to raise the necessary capital, no activity has taken place to-date regarding the Transventures, Inc. subsidiary.

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


7.  NOTES PAYABLE

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations For the Three Months Ending December 31, 2001 vs. December 31, 2000
-----------------------------------------------------------------------

For the three months ended March 31, 2002, the Company did not report any sales from operations. Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations." As a result, the Company had no Gross Profit in either 2001 or 2000. During the three months ended December 31, 2001, the Company incurred approximately $189,000 of expenses for general and administrative expenses associated with the general operation of the Company. The Company paid for $146,000 of these expenses through the issuance of 1,114,000 shares of the Company's Common Stock.

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

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $255,997 for the six months ended March 31, 2002, and incurred a substantial net loss for the prior year. At March 31, 2002 current liabilities exceed current assets by $ 144,048. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On April 1, 2002, the Company relocated its offices to 68A Lamar Street, West Babylon, New York 11704 (631) 643-3610. It will share about 500 square feet of office space. There is no lease. The Company is a month-to-month subleasee. The space is adequate for the Company's immediate needs.


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


(b) Reports from Form 8-K: On April 8, 2002, the Company filed a Current Report on Form 8-K with regard to the relocation of its office to it present location.

                                   SIGNATURES

                          TTI HOLDINGS OF AMERICA CORP

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 21, 2002


/s/  Andrew B. Mazzone     Chairman, Chief Financial Officer,
                           Principal Accounting Officer
-------------------------
Andrew B. Mazzone


/s/  James W. Zimbler      Director and President
---------------------------
James W. Zimbler