Form 10QSB
period 2002-06-30
TTI HOLDINGS OF AMERICA CORP
filed 2002-08-19
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT
               OF 1934: For the quarterly period ended June 30, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT
               OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-30734

                          TTI Holdings of America Corp.

                 (Name of small business issuer in its charter)



Delaware                                                     11-3255619
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

68A Broad Hollow Road, West Babylon, New York                 11704
----------------------------------------                      -----
(Address of Principal executive offices)                      (Zip Code)


                    Issuer's telephone number (631) 385-6200

         Securities registered under Section 12(b) of the "Exchange Act"

                         Common Share Par Value, $.0001
                              (Title of each Class)

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding, as of June 30, 2002 was 7,401,466.

Transitional Small Business Disclosure Format (check one): Yes ; No[ X ]

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


Part I -          FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TTI Holdings of America Corp. and Subsidiaries
                           Consolidated Balance Sheet
                               As of June 30, 2002
                                   (Unaudited)
Assets
     Current Assets
         Cash and Cash Equivalents                         $                       0
         Trade Accounts Receivable                                                 --
         Inventories                                                               --
         Prepaid and Other Current Assets                                          --
                                                                          -----------
              Total Current Assets                                                 0
     Fixed Assets
         Machinery and Equipment                                                   --
         Leasehold Improvements                                           -----------
              Gross Fixed Assets                                                   --
     Less:  Accumulated Depreciation                                      -----------
              Net Fixed Assets                                                      0
     Other Assets
         Loan Receivable                                                       89,719
            Investment (at Cost)                                              182,000
         Goodwill, Net
         Organization Cost, Net of Amortization
         Other Assets                                                     -----------
              Total Other Assets                                              271,719
                                                                          -----------
Total Assets                                                               $  271,719
                                                                          ===========

Liabilities and Stockholders' Equity (Deficit)
     Current Liabilities
         Accounts Payable                                                    $114,192
         Notes Payable                                                         35,000
                                                                          -----------
     Total Current Liabilities                                                149,192

     Total Liabilities
     Common Stock                                                                 689
     Additional Paid-In Capital                                             3,611,478
     Accumulated Deficit                                                   (3,489,640)
                                                                          -----------
     Total Stockholders' Equity                                               122,527
                                                                          -----------
Total Liabilities and Shareholders' Equity                                $   271,719
                                                                          ===========
          See accompanying notes to consolidated financial statements.


                 TTI Holdings of America Corp. and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

                                                For the                                              For the
                                             Nine Months Ended                                  Three Months Ended
                                                June 30,                                             June 30,

                                          2002                           2001           2002                     2001
                                        ----------                   -----------    -----------              -----------

Sales                                  $        --                    $  447,184  $          --            $     120,065
Cost Of Sales                                   --                       245,561             --                   50,044
                                       -----------                   -----------    -----------              -----------
Gross Profit                                    --                       201,623             --                   70,021

General and Administrative Expenses       275,616                      1,110,825         19,619                  637,645
                                       -----------                   -----------    -----------              -----------
Net Loss                                  (275,616)                     (909,202)       (19,619)                (567,624)
                                       -----------                   -----------    -----------              -----------
Other Comprehensive Income:
   Foreign Currency Translation Adjust          --                        16,533             --                    9,239
                                       -----------                   -----------    -----------              -----------
Total Comprehensive Income (Loss)      ($  275,616)                  ($  892,669)    ($  19,619)             ($  558,385)
                                           =======                       =======        =======                  =======
Basic and Diluted Loss per Share       ($     0.04)                  ($     0.20)   ($     0.00)             ($     0.12)
                                           =======                       =======        =======                  =======

Weighted Avg. No.                        6,169,133                     4,567,079      6,169,133                4,789,123
of Shares Outstanding                       =======                      =======        =======                  =======

        See accompanying notes to consolidated financial statements.





                 TTI Holdings of America Corp. and Subsidiaries
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                              For the
                                                                         Nine Months Ended
                                                                              June 30,

                                                                            2002           2001
                                                                        -----------    -----------

Cash Flows from Operating Activities:
     Net Loss                                                            ($  275,616)    ($  909,202)
Adjustments to reconcile net loss to net cash used
In operating activities:
     Depreciation and Amortization                                                --          354,949
     Common Stock Issued for Services                                        146,181          245,154
     Loss on Disposal of Assets                                                   --
     Increases (Decreases) in:
         Receivables                                                              --           76,097
         Inventories                                                              --          119,371
         Prepaid and Other Current Assets                                         --           15,399
         Other Assets                                                             --            6,557
         Purchase of Goodwill                                                     --                0
         Loan to Affiliated Company, Panama Industries                            --       (1,385,010)
     Increases (Decreases) in:
         Accounts Payable                                                     93,489         (232,727)
         Accrued Expenses and Other Current Liabilities                      (64,593)           9,800
                                                                         -----------      -----------
     Total Adjustments                                                       175,077         (763,090)
                                                                         -----------      -----------
     Net Cash used in Operating Activities                                  (100,539)      (1,672,292)
                                                                         -----------      -----------
Cash Flows from Investing Activities:
     Investment in Unconsolidated Subsidiary                                      --          257,000
     Effect on Cash of Spinoff of Panama Industries                               --          340,168
     Excess of Purchase Price of Net Assets Acquired                              --          330,000
                                                                        ------------      -----------
         Net Cash used in Investing Activities                                     0          927,168

Cash Flows from Financing Activities:
     Proceeds from sale of shares, net of offering costs                      64,593          917,674
     Proceeds from sale of shares not yet issued                                  --           30,000
     Proceeds from issuance of Notes Payable                                  35,000                0
     Repayment of Notes Payable                                                   --         (137,344)
     Net Proceeds (repayments) of Officer Loans                                   --          (50,000)
     Net Proceeds (repayments) of Shareholder Loans                               --          (36,593)
                                                                          ----------       -----------
Net Cash provided by Financing Activities                                     99,593           723,737
                                                                          ----------       -----------
Effect of Exchange on Cash                                                        --            16,533

Net Increase (Decrease) in cash and cash equivalent                             (946)           (4,854)

Cash & Cash Equivalent, Beginning of Period                                      946            65,437
                                                                         -----------       -----------

Cash & Cash Equivalent, End of Period                                    $         0        $   60,583
                                                                              ======            ======
           See accompanying notes to financial statements.

                 TTI Holdings of America Corp. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDING JUNE 30, 2002
                                   (Unaudited)

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

3.  INCOME TAXES

No provision for income taxes was recorded for the nine months ended June 30, 2002, due to a net loss having been incurred. The Company does not anticipate the recording of a profit by the end of the fiscal year.

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $275,616 for the nine months ended June 30, 2002 and has incurred net loss of $19,619 for the three months ended June 30, 2002. At June 30, 2002 current liabilities exceed current assets by $149,192. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


8.  SUBSEQUENT EVENTS

On June 19, 2002, the Company entered into a Letter of Intent to purchase Integra Business Solutions, Inc. The transaction was cancelled on July 29, 2002


On the 1st day of August, 2002, the Company entered into a Letter of Intent to purchase all the outstanding shares of Steam Cleaning USA, Inc., a Wisconsin corporation. The transaction is expected to close on or about August 16, 2002. The transaction involves the purchase of all the outstanding shares of Steam Cleaning USA for shares of the Company. The exact number of shares has not been fully determined. It is anticipated that the Company, as part of the stock purchase, will effectuate a reverse split.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations For the nine Months Ending June 30, 2002 vs. June 30, 2001
--------------------------------------------------------------------------------

For the nine months ended June 30, 2002, the Company did not report any sales from operations. The Company did not have any Gross Profit in 2002. During the nine months ended June 30, 2002, the Company incurred approximately $275,616 of expenses for general and administrative expenses associated with the general operation of the Company. The company paid for $146,000 of these expenses through the issuance of 1,114,000 of the Company Common Stock.

Liquidity and Financial Resources
---------------------------------

The Company incurred a net loss of $275,616 during the nine months ended June 30, 2002 and has incurred substantial net losses for each of the past three years. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.

Since inception, the Company has raised approximately $2.75 million through the sale of common stock other than stock issued in exchange for services.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $275,616 for the nine months ended June 30, 2002, incurred a loss of $ 1,147,696 during the year ended September 30, 2001 and incurred substantial net losses for each of the two years prior to that. At June 30, 2002 current liabilities exceed current assets by $ 149,192. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Subsequent Events
-----------------
On June 19, 2002, the Company entered into a Letter of Intent to purchase Integra Business Solutions, Inc. The transaction was cancelled on July 29, 2002

On the 1st day of August, 2002, the Company entered into a Letter of Intent to purchase all the outstanding shares of Steam Cleaning USA, Inc., a Wisconsin corporation. The transaction is expected to close on or about August 16, 2002. The transaction involves the purchase of all the outstanding shares of Steam

Cleaning USA for shares of the Company. The exact number of shares has not been fully determined. It is anticipated that the Company, as part of the stock purchase, will effectuate a reverse split.


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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following is a list of exhibits which were previously filed and are incorporated by reference.

SEC REFERENCE        TITLE OF DOCUMENT
NUMBER

     3.1             Articles of Incorporation      (1)
     3.2             Amendment to Articles of Incorporation   (1)

     3.3             Additional Amendment to Articles of Incorporation   (2)
     3.4             Bylaws     (1)
    10.1             Consulting Agreement with Crossover Advisors, LLC   (3)
    10.2             Management Services Agreement and License Agreement with
                     Adelphia Holdings, LLC        (4)
    10.3             Termination Agreement of Andrew B. Mazzone          (6)
    10.4             Amendment to Consulting Agreement with Crossover
                     Advisors, LLC          (6)
    16.1             Letter of change of Accountants          (5)
    99.1 Certification of the Chief Executive Officer of TTI Holdings of America Corp., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2. Certification of the Chief Financial Officer of TTI Holdings of America Corp., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                                   SIGNATURES

                          TTI HOLDINGS OF AMERICA CORP

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on August 15, 2002


   /s/  Andrew B. Mazzone         Chairman, Chief Financial Officer, Principal
   -------------------------      Accounting Officer
   Andrew B. Mazzone


   /s/  James W. Zimbler          Director and President
   ---------------------------
   James W. Zimbler

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Zimbler, the President and Chief Executive Officer of TTI
Holdings of America, Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2002


--------------------------
James W. Zimbler
President and CEO

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew B. Mazzone, the Chairman of the Board of TTI Holdings of America, Corp. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 15, 2002


--------------------------
Andrew B. Mazzone
Chairman of the Board