Form 10KSB
period 2002-09-30
STEAM CLEANING USA INC
filed 2003-01-23
CIK 943110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2002


[  ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934: For the transition period from _________ to _________

                     Commission file number:      000-30734

                            STEAM CLEANING USA, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                    11-3255619
                  --------                                    ----------
(State  or  other  jurisdiction  of  incorporation  or     (I.R.S. Employer
              organization)                                Identification  No.)

68A  Lamar  Avenue,  West  Babylon,  New  York                 11704
----------------------------------------------                 -----
(Address  of  Principal  executive  offices)                (Zip  Code)

Issuer's  telephone  number  (814)  235-6140
                             ---------------

Securities  registered  under  Section  12(b)  of  the  "Exchange  Act"

Common  Share  Par  Value,  $.0001
----------------------------------
       (Title  of  each  Class)

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None
                                                                        ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenues  for  its  most  recent  fiscal  year:  $0.00
                                                                -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2002 was approximately $83,367.17
                                                -----------

The number of shares of Common Stock outstanding, as of December 31, 2002 was 8,914,734.

Transitional  Small  Business  Disclosure  Format  (check  one): Yes ____; No  X
                                                                             ---

                            STEAM CLEANING USA, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                      INDEX
                                                                                   PAGE  NO:

PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS      . . . . . . . . . . . . . . . . . . .     3
ITEM  2.     DESCRIPTION  OF  PROPERTY      . . . . . . . . . . . . . . . . . . .     6
ITEM  3.     LEGAL  PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . .     7
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
             HOLDEDRS         . . . . . . . . . . . . . . . . . . . . . . . . . .     8


PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
             STOCKHOLDER  MATTERS       . . . . . . . . . . . . . . . . . . . . .     8
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION . .    10
ITEM  7.     FINANCIAL  STATEMENTS      . . . . . . . . . . . . . . . . . . . . .    13
             TTI HOLDINGS FT-1
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE  . . . . . . . . . . . . .   14


PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
             CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16  (a)  OF
             THE  EXCHANGE  ACT        . . . . . . . . . . . . . . . . . . . . . .   15
ITEM  10     EXECUTIVE  COMPENSATION   . . . . . . . . . . . . . . . . . . . . . .   17
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWERNS
             AND  MANGAEMENT     . . . . . . . . . . . . . . . . . . . . . . . . .   18
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . . . . . . . . .   19
ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K       . . . . . . . . . . . . .   22
ITEM  14     CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . .   22

                            STEAM CLEANING USA, INC.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

BUSINESS  DEVELOPMENT:
----------------------
     Steam Cleaning USA, Inc., formerly TTI Holdings of America Corp was incorporated in November 1994 under the laws of the State of Delaware under the name Thermaltec International, Corp. On May 18, 2001, Thermaltec changed its name to TTI Holdings of America Corp. ("TTI" or the "Company"). From its inception until July 2001, TTI was primarily engaged in the thermal spray coating industry in the U.S. and Costa Rica. In July 2001, TTI divested the operations of its thermal spraying business, formerly consolidated in its wholly-owned subsidiary Panama Industries, Ltd, to its shareholders of record as of June 22, 2001 in the form of a stock dividend on the basis of one (1) share of Panama for every three (3) shares of TTI owned (the "Panama Spin-off"). Accordingly, as of July 2, 2001, TTI was no longer in the thermal spraying business and has been operating as a holding company focused on developing new business opportunities.

     Due to the fact that the divesture of its thermal spraying business took place in the Company's fourth fiscal quarter (July 2001), the majority of the September 30, 2001 year activity reflected in the accompanying financial statements and the discussion hereafter is related to this business. Following the Panama Spin-off, as a result of the changes in the marketplace and a deterioration to the Company's financial position, the Company discontinued its business strategy of making acquisitions and investments in private companies and adopted a new strategy of simplifying the Company's capital structure and seeking a strategic partner. In order to facilitate the new direction, in August 2001, the Company engaged outside management consultants Crossover Advisors, LLC with the mandate to assess the strategic value of all current holdings as well as pursuing a merger or acquisition partner that would deliver value to TTI and its shareholders.

     On  August  19,  2002,  the company changed its name to Steam Cleaning USA,
Inc.

RECENT  TRANSACTIONS:
---------------------
Pursuant to the Stock Purchase Agreement, dated August 15, 2002, entered into by the Registrant, the shareholders of the issued and outstanding shares of Steam Cleaning USA, Inc., have sold their shares to the Registrant to the issuance of a total of 90,000,000 shares of common stock. The shares shall be issued after the effectiveness of the five (5) for one (1) reverse split, to be effective on September 3, 2002. At that time the shareholders will receive an aggregate total amount of 18,000,000 shares. On December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares issued were returned to the treasury and in their place a total of 5,000,000 shares were issued.

Steam  Cleaning  USA,  Inc.,

Steam Cleaning USA, Inc.("SCUS") is a Wisconsin corporation organized specifically to potentially acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Currently, the Company is hopeful that it may enter into serious discussions with Steam Cleaning and Sterilization with respect to acquiring the company. Until and unless such transaction occurs, the Company is in effect a developmental company trying to enter the same business

The business began its existence as an unincorporated proprietorship over forty-five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. Over the years, the business has grown through the efforts of the present owners, their two sons, and several independent contractors who provide such services in areas distant from the Milwaukee area. At present, Steam Cleaning provides such services in six states (Wisconsin, Illinois, Iowa, Minnesota, Michigan, and Missouri) through in house crews and independent contractors. The present owners are now ready to retire and their family is not interested in operating the business. These facts have limited expansion of the business and have lead to the sale of the business to new owners who desire to take advantage of the expansion opportunities, which the present owners are reluctant to undertake.

In recent years Steam Cleaning has been approached by a number of national retailers for the purpose of obtaining steam cleaning and cart maintenance services for all of their carts in all of their stores

The present owners have been slow to enter into serious meaningful discussions about a business combination. However, recently they have started to be more responsive. It is hoped that a deal can be reached shortly.

It is the intention of the Company, if talks are successful to expanded beyond the existing six state area due to their age, it will be the goal of SCUS to provide these services on a national basis to these national clients who desire the dependability and standardization of quality from a Company that has not only been around 40 years, but has the formula to grow and expand into many new outlets.

PRIOR  TRANSACTIONS:
--------------------

     In June 2001, TTI acquired Transventures Industries, Inc., a New York corporation for 250,000 shares of its Common Stock. Based upon the value of the common stock issued, the value of the acquisition was $330,000. The purpose of this acquisition was to help exploit various business opportunities in the transportation and logistics industries by providing capital and other corporate support.

     In June 2001, TTI acquired 300,000 shares of Cobex Technology Inc. for $50,000 and the issuance of 100,000 shares of its Common Stock. These shares represented approximately 18% of Cobex's total outstanding shares. Cobex is a New York based communications interconnect provider and installer serving small to middle sized companies and institutions. On December 12, 2001, TTI agreed to sell all of its shares back to Cobex for a total of $35,000, payable $7,000 on closing and the balance payable over a 12-month period. This transaction closed in January 2002.

     On October 10, 2001, TTI entered into an agreement to merge Transventures into Cyberedge Enterprises, Inc, a Delaware corporation company that had recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TTI was to receive 20% of the total outstanding shares of Cyberedge at the closing. The purpose of the transaction was to allow Cyberedge's management, primarily its President, James W Zimbler, to develop the transportation and logistics business utilizing their in-house network of industry contacts.

     On November 2, 2001, Mr. Zimbler was named TTI's interim President in addition to being named to the TTI Board of Directors. Mr. Zimbler replaced TTI's then current Chief Executive Officer and President Andrew B. Mazzone who resigned both positions effective November 1, 2001. On December 14, 2001, TTI and Cyberedge mutually agreed to terminate the merger of Transventures into Cyberedge as it was determined by both companies that TTI and its management were better suited to exploit the Transventure business model and create value.

MANAGEMENT,EMPLOYEES  AND  CONSULTANTS:
---------------------------------------

     The Company has no employees other than the President, who currently does not receive cash compensation.

     The Company has entered into a consulting agreement with Steven Apolant, from New Century Capital Consultants, Inc., dated December 1, 2002. The
Consultant is to provide assistance with regards to developing a corporate image, identifying and analyzing possible strategic alliances with in the industry, identifying possible acquisition candidates, web site development and general business development.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     The  Company's executive offices and shop were located at 68A Lamar Street,
W. Babylon, NY 11704. It will share about 500 square feet of office space with its previously owned subsidiary, Panama Industries, Ltd. There is no lease.
The Company is a month-to-month subleasee. The space is adequate for the Company's immediate needs. The President of the Company splits his time between the Company office in West Babylon and another office in State College Pennsylvania. The phone number of the Company in West Babylon, New York is:
631-643-3454.  The  President  can  also  be  reached  at  814-235-6140.

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

     In May and June 2001, TTI entered into several letter agreements to acquire up to eleven separately owned comprehensive outpatient rehabilitation facilities ("CORF's") that were managed by a Florida based company named Total Health Care Consulting, Inc ("Total"). The Company was essentially acquiring the licenses to operate these CORF's with Total providing the back-office management functions. The acquisition of these CORF's was to have been executed by the distribution of shares of TTI to the CORF owners based upon certain financial criteria. On August 24, 2001 the Company terminated the agreements with the CORF owners and did not consummate the acquisitions upon being informed that certain representations regarding the financial condition of the CORFs and Total and other material matters were found to be not true. Although approximately 3,500,000 shares of TTI had been issued to the owners of the CORFs, the Shares have been cancelled on the books of the Company and are not recognized as issued and outstanding. Other than the legal, accounting and due diligence expenses incurred in the pursuit of this acquisition, no other costs were incurred. The Company is exploring all of its legal remedies in this matter.

INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS
---------------------------------------------

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On August 19, 2002, the majority of shares entitled to vote of the Company voted amend the Certificate of Incorporation of the Company to change the name to Steam Cleaning USA, Inc. The majority of shares also voted to effectuate a reverse split of the common stock of the Company one (1) new share for each five
(5)  old  shares.  The  reverse  was  completed  on  September  3,  2002.



                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

GENERAL:
--------

     We are authorized to issue 50,000,000 shares of Common Stock, at a par value $.0001 per share. As of December 31, 2003, the latest practicable date, there are 8,914,734 shares of common stock outstanding. The number of record holders of Common Stock as of September 30, 2002 is approximately 300.

COMMON  STOCK:
--------------

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

PRICE  RANGES  OF  TTICOMMON  STOCK:
------------------------------------

MARKET  INFORMATION

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "SCLU". It was previously traded under the symbol TTIH until September 3, 2002

     There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each quarter within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

QUARTER  OF  FISCAL  YEAR  2002:          HIGH               LOW
--------------------------------          ----               ---
First  Quarter                            2.40               .40
Second  Quarter                           1.15               .30
Third  Quarter                            1.00               .20
Fourth  Quarter                            .60               .10
First  Quarter  2003  Fiscal  year         .45               .10

Prices do not reflect reverse split of September 3, 2002, of 5 for 1

LIQUIDATION:
------------

     In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims. Warrant holders will not be entitled to liquidation rights, and will not be treated as stockholders prior to the exercise of the warrants.

DIVIDEND  POLICY:
-----------------

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

STOCK  TRANSFER  AGENT:
-----------------------

     Our transfer agent and registrar of the Common Stock is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, NY 11741.

RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     The information concerning the recent sales of unregistered securities required by Item 5 is incorporated by reference to the information set forth in
Item  12  "Certain  Relationships  and Related Transactions" set forth hereafter

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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


RESULTS  OF  OPERATIONS:
------------------------
For  the  Year  Ending  September  30,  2002  vs.  September  30,  2001
-----------------------------------------------------------------------

         During  2002,  the  Company  did  not report any sales from operations.
Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations."

For  the  twelve months  Ending  September  30,  2002  vs.  September  30,  2001
--------------------------------------------------------------------------------
         During  2002,  the  Company  did  not report any sales from operations.
Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations." During 2002, the Company incurred approximately $4,000,000 of expenses for general and administrative , its pursuit of the merger and business activities described above, and the general operation of the Company. The Company paid majority of these expenses with Company shares.

LIQUIDITY  AND  FINANCIAL  RESOURCES
------------------------------------
     As shown in the financial statements, the combined Company incurred a net loss of approximately $4,000,000 during the year ended September 30, 2002 and has incurred substantial net losses for each of the past two years. At September 30, 2002, current liabilities exceed current assets by $166,192;. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to raise additional investment capital to provide for continued operating funds. The ultimate success of these measures is not reasonably determinable at this time.

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

FORWARD-LOOKING  INFORMATION
----------------------------
     Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect" "anticipate" and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

ITEM  7.     FINANCIAL  STATEMENTS

                    STEAM CLEANING USA, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
                                    CONTENTS

INDEPENDENT  AUDITORS'  REPORT FOR TTI STEAM CLEANING USA, INC          F-1
Consolidated  Balance  Sheet  as  of  August 16,  2002                  F-2
Consolidated  Statement  of  Operations
     for  the  period  ended  September  30,  2002                      F-3
Consolidated  Statement  of  Deficiency in assets  for  the  period
     ended  September  30,  2002                                        F-4
Consolidated  Statements  of  Cash  Flows  for  the  periods  ended
     September  30,  2000  and  1999                                    F-5
Consolidated  Notes  to  the  Financial  Statements                     F-6


INDEPENDENT  AUDITORS'  REPORT FOR TTI HOLDINGS OF AMERICA CORP         FT-1
Consolidated  Balance  Sheet  as  of  September  30,  2000              FT-2
Consolidated  Statement  of  Operations  and  Comprehensive  Income
     for  the  periods  ended  September  30,  2000  and  1999          FT-3
Consolidated  Statements  of  Shareholders'  Equity  for  the  periods
     ended  September  30,  2000  and  1999                             FT-4
Consolidated  Statements  of  Cash  Flows  for  the  periods  ended
     September  30,  2000  and  1999                                    FT-5
Consolidated  Notes  to  the  Financial  Statements                     FT-6

STEAM CLEANING USA, INC.  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
( FORMERLY TTI HOLDINGS OF AMERICA CORP)
SEPTEMBER  30,  2002


INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors  and  Stockholders
STEAM CLEANING USA, INC

I have audited the accompanying consolidated balance sheet of Steam Cleaning USA, Inc. as of September 30, 2002 and the related consolidated statements of operations, Defeiciency in Assets, and cash flows for the period October 1, 2001 through August 16, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steam Cleaning USA, Inc. as of August 16, 2002 and the results of its operations and its cash flows for the period October 1, 2001 through August 16, 2002 then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may not be able to continue as a going concern. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Aaron  Stein  C.P.A.
Woodmere,  New  York
January  22,  2002

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
BALANCE  SHEET
SEPTEMBER 30, 2002



                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $          -
                                                           ------------
           total current assets                                       -
                                                           ------------

OTHER ASSETS:
   Loan Receivable                                                    -
   Investments                                                        -
                                                           ------------
           total other assets                                         -
                                                           ------------


Total Assets                                               $          -
                                                           ============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $    131,192
   Notes Payable                                                 35,000
                                                           ------------
            total current liabilities                           166,192
                                                           ------------

DEFICIENCY IN ASSETS:
  Common stock, $.0001 par value, ____shares authorized,
    18,000,000 shares issued and outstanding                      1,800
  Less stock subscription receivable                             (1,600)
  Deficit accumulated during development stage                 (166,392)
                                                           ------------
            total deficiency in assets                         (166,192)
                                                           ------------

Total liabilities and deficiency in assets                 $          -
                                                           ============

See  notes  to  financial  statements.
                                      F-2

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
STATEMENT  OF  OPERATIONS




                                             PERIOD FROM
                                               INCEPTION
                                          (AUGUST 16, 2002)
                                               THROUGH
                                          SEPTEMBER 30, 2002
                                            ------------
SALES                                       $         -

COST OF SALES

GROSS PROFIT                                          -
                                            ------------


GENERAL AND ADMINISTRATIVE                       17,000
                                            ------------

        Loss from operations                    (17,000)
                                            ------------

OTHER INCOME (EXPENSE):
  Interest income                                     -
  Interest expense                                    -
  Impairment loss on Goodwill                   149,392
                                            ------------
                                               (149,392)
                                            ------------

NET LOSS                                       (166,392)
                                            ------------

OTHER COMPREHENSIVE INCOME:
  Foreign Currency Translation Adjustment             -
                                            ------------

TOTAL COMPREHENSIVE INCOME (LOSS)              (166,392)
                                            ============


LOSS PER SHARE
  Basic                                     $     (0.01)
                                            ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  Basic                                      18,000,000
                                            ============



See  notes  to  financial  statements.
                                      F-3

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDING  OF  AMERICA,  CORP.)
STATEMENT  OF  CHANGES  IN  DEFICIENCY  IN  ASSETS
PERIOD  FROM  INCEPTION  (AUGUST  16,  2002)  THROUGH  SEPTEMBER  30,  2002


                                                                                              DEFICIT
                                                                                             ACCUMULATED
                                                                       STOCK      ADDITIONAL   DURING
                                                COMMON STOCK        SUBSCRIPTION   PAID-IN   DEVELOPMENT
                                           ------------------------
                                              SHARES       AMOUNT     RECEIVABLE   CAPITAL     STAGE       TOTAL
                                           ------------  ----------  ------------  --------  ----------  ----------

(Inception) Issuance of Common Stock of
  Steam Cleaning USA, Inc-August 16, 2002   18,000,000   $   1,800   $    (1,800)  $      -  $       -   $       -

Issuance of stock for acquisition of
  TTI Holdings of America, Corp.                 2,000   $     200                                       $     200

Receipt of Stock Subscription Receivable                                                     $(166,392)  $(166,392)

    Net loss                                         -           -             -          -          -           -
                                           ------------  ----------  ------------  --------  ----------  ----------

Balance at September 30, 2002               18,002,000       2,000        (1,800)         -   (166,392)   (166,192)
                                           ============  ==========  ============  ========  ==========  ==========


See  notes  to  financial  statements.

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA,  CORP.
STATEMENT  OF  CASH  FLOWS



                                                      PERIOD FROM
                                                       INCEPTION
                                                   (AUGUST 16, 2002)
                                                       THROUGH
                                                     SEPTEMBER 30,
                                                        2002
                                                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (166,392)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment loss on Goodwill                         149,392
      Changes in assets and liabilities:
        Accounts payable                                   17,000
                                                     -------------

          Net cash used in operating activities                 -
                                                     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Goodwill                                       -
                                                     -------------

                                                     -------------

          Net cash used in investing activities                 -
                                                     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        -
  Proceeds from convertible notes payable                       -
                                                     -------------

          Net cash provided by financing activities             -
                                                     -------------

          NET INCREASE IN CASH                                  -

CASH AND CASH EQUIVALENTS, Beginning                            -
                                                     -------------

CASH AND CASH EQUIVALENTS, End                       $          -
                                                     =============

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
  Interest                                           $          -
                                                     =============
  Taxes                                              $          -
                                                     =============


SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING
     AND  FINANCING  ACTIVITIES
          As of inception (August 16, 2002) the company capitalized goodwill of $149,392 based upon assuming Notes payable of $35,000 and accounts payable of $131,192 in conjunction with the reverse acquisition of TTI Holdings of America Corp.

See  notes  to  financial  statements.
                                      F-5

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


NOTE  1  -ORGANIZATION  AND  OPERATIONS

Steam Cleaning USA, Inc. (SCUS) (the Company), was organized in Wisconsin on August 16, 2002 specifically to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. Over the years, the business has grown through the efforts of the present owners, their two sons, and several independent contractors who provide such services in areas distant from the Milwaukee area. At present, Steam Cleaning provides such services in six states (Wisconsin, Illinois, Iowa, Minnesota, Michigan, and Missouri) through in house crews and independent contractors. The present owners are now ready to retire and their family is not interested in operating the business. These facts have limited expansion of the business and have lead to the sale of the business to new owners who desire to take advantage of the expansion opportunities which the present owners are reluctant to undertake. In recent years Steam Cleaning has been approached by a number of national retailers for the purpose of obtaining steam cleaning and cart maintenance services for all of their carts in all of their stores. Following the Company's successful experience with the "ShopKo" chain of stores, negotiations are now pending with several other national and regional grocery, drug, and general merchandise chains. While the previous owners have been resistant to expansion beyond the existing six state area due to their age, it will be the goal of the new management of SCUS to provide these services on a national basis to national clients.

As a result of the above change in strategic focus, the Company is in the development stage while it is focusing on geographic expansion and raising capital. Principal risks to the Company include uncertainty of services and generation of revenues; dependence on outside sources of capital; dependence on third-party (independent contractors) to provide necessary corporate functions; lack of experience; and competition with larger, better-capitalized companies.

GOING  CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of 166,392 for the period ended September 30, 2002. At September 30, 2002 current liabilities exceed current assets by $166,392.The also needs to obtain additional financing to ensure that its present operating plan is met. These factors raise substantial doubt about the Company's ability to continue
                                       F-6

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

REVERSE  MERGER

On August 16, 2002, (new) Steam Cleaning USA Inc., a Delaware corporation was organized (and formerly known as TTI Holdings of America Corp. (TTI)), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., the Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) will represent approximately 90% of the stock outstanding of TTI on a post exchange basis. Simultaneously with the exchange, Steam Cleaning USA, Inc. (the Wisconsin corporation) merged into TTI with TTI changing its name to Steam Cleaning USA, inc. (a Delaware corporation) Such exchange diluted the ownership percentage of the prior Steam Cleaning USA, Inc. stockholders to approximately 10 percent and resulted in the prior stockholders of Steam Cleaning USA, Inc. owning approximately 90 percent of outstanding shares. As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Steam Cleaning USA, Inc.(Wisconsin) acquired all the assets and liabilities of Steam Cleaning USA, Inc. (Delaware)(TTI) and recorded them at their fair value and as if Steam Clean USA, Inc. (Wisconsin) remained the reporting entity. The only assets of Steam Cleaning USA, Inc. (Delaware) (TTI) was Goodwill. Because Steam Cleaning USA, Inc. is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

Shown  below is the fair value of net assets for the above business combination:

       Fair  value  of  assets  acquired                   $   -0-
       Less:  fair  value  of  liabilities  assumed        $ 149,000
                                                           ----------
          Goodwill                                         $(149,000)
                                                           ----------


Included in the liabilities assumed are notes payable dated January 22, 2002 representing a total of $35,000 that the company borrowed from three investors through the issuance of 7% convertible promissory notes
(the "Notes"). The Notes have a one (1) year term and are convertible at the holder's election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction. Management does not believe that the terms of these notes represent a beneficial conversion feature that represents fair value in excess of the notes' face value.

Concurrent with the consummation of the above described transaction the company affected a reverse split of 1 new share for every 5 shares outstanding.



NOTE  2---SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements included all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20%to 50%ownership interest), are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material inter company transactions have been eliminated.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Deferred income taxes and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable.

GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS - Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchase. Long-lived assets, including goodwill and other acquired intangibles, are reviewed for impairment whenever events such a significant industry downturn or other changes in circumstances indicated that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated using discounted expected future cash flows.

USE OF ESTIMATES IN FINANCIAL STATEMENTS - The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


amounts of cash and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the realization of deferred assets, tax contingencies, and employee benefits, restructuring charges, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and allocation of costs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ fro those estimates.

REVENUE RECOGNITION - Revenues is derived from the performance of services describe in Note 1, with revenue being earned over the period of this performance.

LOSS PER SHARE - Basic and diluted loss per common share are the same and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company's net loss the effect of any potentially dilutive securities or common stock equivalents that could be issued was excluded from the loss per share calculation due to its anti-dilutive effect.

All outstanding share disclosures have been restated to reflect the shares outstanding as of each period based upon the reverse acquisition transaction (see Note 1) and the one for five reversed split.



NOTE  3  --  RECENT  PRONOUNCEMENTS

SFAS  142

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangibles assets. Under SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assts with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit.
If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company has adopted SFAS effective August 16, 2002 (date of inception).



NOTE  4---INCOME  TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax asset and liability as of September 30, 2002 are as follows:


                                               Current     Long-term
                                               -------     ---------

      Net  operating  loss  carries  forward   $ 20,000     $   -0-
      Valuation  allowance                      (20,000)    $   -0-
                                               ---------    -------
              Net                              $  -0-       $   -0-
                                               ---------   --------


The valuation allowance at September 30, 2002 relates to tax assets associated with net operating losses. Management's assessment is that the nature of future taxable income is not probable and may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been made.



NOTE  5  -  IMPAIRMENT  OF  GOODWILL

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions are evaluated for impairment in the period in which the Company becomes aware of events or occurrences that indicate impairment may exist. Impairment assessments were performed as a result of weakening economic conditions and decreased current and expected future demand for services in the markets in which the Company operates. Fair value of the acquired entity (see
Note 1) was determined using a discounted cash flow model based on growth rates and margins reflective of lower demand for the Company's weighted average cost of capital adjusted for business risks. These amounts are used on management's best estimate of future results.

STEAM  CLEANING  USA,  INC.  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
(FORMERLY  TTI  HOLDINGS  OF  AMERICA  CORP.)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002





As a result of theses assessments, the Company determined that an impairment of goodwill existed related to the Company's acquisition of TTI (see Note 1).
During fiscal 2002, the Company recorded a charge to reduce goodwill of approximately $149,000.


NOTE  6  -  UNAUDITED  PROFORMA  RESULTS

There is no material difference between the combined results of operations for period ended September 30, 2002 and proforma combined historical results since Steam Cleaning USA, Inc. was organized on August 16, 2002.

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors  and  Stockholders
TTI  HOLDINGS  OF  AMERICA  CORPORATION

I have audited the accompanying consolidated balance sheet of TTI Holdings of America Corp as of August 16, 2002 and the related consolidated statements of operations, changes Defeiciency in Assets, and cash flows for the period October 1, 2001 through August 16, 2002., and the consolidated statements of operations in changes in deficiency in Assets for the year ended September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steam Cleaning USA, Inc. as of August 16, 2002 and the results of its operations and its cash flows for the period October 1, 2001 through August 16, 2002 then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may not be able to continue as a going concern. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Aaron  Stein  C.P.A.
Woodmere,  New  York
January  22,  2002

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
BALANCE  SHEET
SEPTEMBER 30, 2002



                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $          -
                                                           ------------
           total current assets                                       -
                                                           ------------

OTHER ASSETS:
   Loan Receivable                                                    -
   Investments                                                        -
                                                           ------------
           total other assets                                         -
                                                           ------------


Total Assets                                               $          -
                                                           ============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                   $    131,192
   Notes Payable                                                 35,000
                                                           ------------
            total current liabilities                           166,192
                                                           ------------

DEFICIENCY IN ASSETS:
  Common stock, $.0001 par value, 50,000,000 shares
    authorized, 2,030,293 shares issued and outstanding             202
  Additional Paid in Capital                                  6,695,745
  Deficit accumulated during development stage               (7,073,349)
                                                           ------------
            total deficiency in assets                         (377,042)
                                                           ------------

Total liabilities and deficiency in assets                 $   (211,210)
                                                           ============

See  notes  to  financial  statements.
                                      FT-2

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENTS  OF  OPERATIONS








                                            PERIOD FROM      YEAR ENDED
                                          OCTOBER 1, 2001       ENDED
                                              THROUGH      SEPTEMBER 30, 2002
                                          AUGUST 16, 2002
                                                2002
                                          --------------- ------------------
SALES                                     $           -   $               -

COST OF SALES

GROSS PROFIT                                          -                   -
                                          --------------  ------------------


GENERAL AND ADMINISTRATIVE                    3,582,609             771,405
                                          --------------  ------------------

        Loss from operations                 (3,582,609)           (771,405)
                                          --------------  ------------------

OTHER INCOME (EXPENSE):
  Interest income                                     -                   -
  Interest expense                                    -                   -
  Loss on investment                            (94,719)
  Impairment loss on Goodwill                  (182,000)                  -
                                          --------------  ------------------
                                               (276,719)
                                          --------------  ------------------

NET LOSS from continuing operations          (3,859,328)                  -
                                          --------------  ------------------

Discontinued Operations:
      Lost from Discontinued Operations
      Net of Income Taxes of $-0-                     -            (376,291)

Net Loss                                     (3,859,328)         (1,147,696)
                                          ==============  ==================

OTHER COMPREHENSIVE INCOME:
  Foreign Currency Translation Adjustment             -                   -
                                          --------------  ------------------

TOTAL COMPREHENSIVE INCOME (LOSS)            (3,859,328)         (1,147,696)
                                          ==============  ==================


LOSS PER SHARE
  Basic and diluted                         $     (4.06)  $           (0.74)
                                            ============  ==================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  Basic                                         950,780           1,559,526
                                            ============  ==================

See  notes  to  financial  statements.
                                      FT-3

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENT  OF  CHANGES  IN  DEFICIENCY  IN  ASSETS
PERIOD  FROM  INCEPTION  (OCTOBER  1,  2000)  THROUGH  AUGUST  16,  2002



                                                                                            RETAINED     ACCUMULATED
                                                                                            EARNINGS       OTHER
                                                                       STOCK    ADDITIONAL  (DEFICIT)   COMPREHENSIVE
                                                 COMMON STOCK      SUBSCRIPTION  PAID-IN   DEVELOPMENT   INCOME(LOSS)
                                            ---------------------
                                              SHARES      AMOUNT    RECEIVABLE  CAPITAL       STAGE                      TOTAL
                                            ---------  ----------  -----------  ----------- ------------ ------------ -----------


Balance, October 1, 2000                     860,960   $      86   $         -   $3,745,779  $(3,406,208) $   26,665  $   366,322

"A" Warrants exercised during the year         6,680   $       1                 $   33,399                           $   33,400
"B" Warrants exercised during the year        10,059   $       1                 $   75,437                           $   75,438
Shares issued for shareholder loan            34,000   $       3                 $  101,983                           $  101,986
Shares issued for employee loans               2,800   $       -                 $   23,345                           $   23,345
Shares issued for services                    76,761   $       8                 $  394,554                           $  394,562
Shares issued for asset                          900   $       -                 $   12,555                           $   12,555
Shares issued for option letter               24,000   $       2                 $  119,988                           $  119,990
Shares for vendor payables                     2,600   $       -                 $   18,093                           $   18,093
Shares issued for purchased of COBEX          20,000   $       2                 $  131,990                           $  131,992
Shares issued for purchase of Transventure    50,000   $       5                 $  329,975                           $  329,980
Other Comprehensive Income:
      Foreign Currency Adjustment                                                                               7294       7,294
Net Effect of Spinoff of Panama Industries
      and its subsidiaries                                                       (1,586,248)   1,339,879     (33,959)   (280,328)
Net Loss for year ended 9-30-01                    -           -            -             -   (1,147,696)             (1,147,696)
                                          -----------  ---------  -----------    -----------  ----------- ----------  -----------

Balance at September 30, 2001              1,088,760         108            -     3,400,850   (3,214,025)          -     186,933
                       .                             .

Shares issued for services                   941,533          94                  3,294,895                            3,294,989

Net loss through August 16, 2002                                                              (3,859,324)             (3,859,324)
                                          -----------  ---------  -----------    -----------  ----------- ----------  -----------
                                                   -
                                           2,030,293         202            -     6,695,745   (7,073,349)          -    (377,402)
                                          ===========  =========  ===========    ===========  =========== ==========  ===========


See  notes  to  financial  statements.

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)
STATEMENT  OF  CASH  FLOWS



                                                      PERIOD FROM
                                                       INCEPTION
                                                   (OCTOBER 1, 2002)
                                                       THROUGH
                                                    AUGUST 31, 2002
                                                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (3,859,324)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment loss on Goodwill                         182,000
      Loss on Investments                                 102,000
      Stock issued for services                            94,719
      Changes in liabilities:
        Accounts payable                                  287,616
                                                     -------------

          Net cash used in operating activities                 -
                                                     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Goodwill                                       -
                                                     -------------

                                                     -------------

          Net cash used in investing activities                 -
                                                     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        -
  Proceeds from convertible notes payable                       -
                                                     -------------

          Net cash provided by financing activities             -
                                                     -------------

          NET INCREASE IN CASH                                  -

CASH AND CASH EQUIVALENTS, Beginning                            -
                                                     -------------

CASH AND CASH EQUIVALENTS, End                       $          -
                                                     =============

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
  Interest                                           $          -
                                                     =============
  Taxes                                              $          -
                                                     =============



See  notes  to  financial  statements.

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


NOTE  1  -ORGANIZATION  AND  OPERATIONS

On August 15, 2002, the Company merged with Steam Cleaning USA, Inc. (Steam Clean), Steam Clean was organized in Wisconsin on August 16, 2002 specifically to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. Steam Clean continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. Over the years, the business has grown through the efforts of the present owners, their two sons, and several independent contractors who provide such services in areas distant from the Milwaukee area. At present, Steam
Cleaning provides such services in six states (Wisconsin, Illinois, Iowa, Minnesota, Michigan, and Missouri) through in house crews and independent contractors. The present owners are now ready to retire and their family is not interested in operating the business. These facts have limited expansion of the business and have lead to the sale of the business to new owners who desire to take advantage of the expansion opportunities which the present owners are reluctant to undertake. In recent years Steam Cleaning has been approached by a number of national retailers for the purpose of obtaining steam cleaning and cart maintenance services for all of their carts in all of their stores. Following Steam Cleans's successful experience with the "ShopKo" chain of stores, negotiations are now pending with several other national and regional grocery, drug, and general merchandise chains. While the previous owners have been resistant to expansion beyond the existing six state area due to their age, it will be the goal of the new management of SCUS to provide these services on a national basis to national clients.

As a result of the above change in strategic focus, the Company is in the development stage while it is focusing on geographic expansion and raising capital. Principal risks to the Company include uncertainty of services and generation of revenues; dependence on outside sources of capital; dependence on third-party (independent contractors) to provide necessary corporate functions; lack of experience; and competition with larger, better-capitalized companies.

GOING  CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $434,616 for the period ended August 16, 2002. At August 15, 2002 current liabilities exceed current assets by $166,192. The also needs to obtain additional financing to ensure that its present operating plan is met. These factors raise substantial doubt about the Company's ability to continue

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002

as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

REVERSE  MERGER

On August 16, 2002, (new) Steam Cleaning USA Inc., the Delaware corporation (and formerly known as TTI Holdings of America Corp. (TTI)), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., the Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) will represent approximately 90% of the stock outstanding of TTI on a postexchange basis. Simultaneously with the exchange, Steam Cleaning USA, Inc. (the Wisconsin corporation) merged into TTI with TTI changing its name to Steam Cleaning USA, inc. (a Delaware corporation) Such exchange diluted the ownership percentage of the prior Steam Cleaning USA, Inc. stockholders to approximately 10 percent and resulted in the prior stockholders of Steam Cleaning USA, Inc. owning approximately 90 percent of outstanding shares. As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Steam Cleaning USA, Inc.(Wisconsin) acquired all the assets and liabilities of Steam Cleaning USA, Inc. (Delaware)(TTI) and recorded them at their fair value and as if Steam Clean USA, Inc. (Wisconsin) remained the reporting entity. The only assets of Steam Cleaning USA, Inc. (Delaware) (TTI) was goodwill and investments which an impairment loss was taken. Steam Cleaning USA, Inc. is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

Shown  below is the fair value of net assets for the above business combination:

       Fair  value  of  assets  acquired                  $   -0-
       Less:  fair  value  of  liabilities  assumed       $  149,000
                                                           ----------
          Goodwill                                        $ (149,000)
                                                           ----------


Included in the liabilities assumed are notes payable dated January 22, 2002 representing a total of $35,000 that the company borrowed from three investors through the issuance of 7% convertible promissory notes
(the "Notes"). The Notes have a one (1) year term and are convertible at the holder's election into shares of Common Stock at the lower of (i) $0.05 or (ii) a variable conversion price equal to 50% of the

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


average closing bid price of the Common Stock prior to the day of conversion. The Notes are automatically converted upon a merger or other extraordinary corporate transaction. Management does not believe that the terms of these notes represent a beneficial conversion feature that represents fair value in excess of the notes' face value.

Concurrent with the consummation of the above described transaction the company affect a reverse split of 1 new share for every 5 shares outstanding. All per share information has been restated for this transaction.


NOTE  2---SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements included all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20%to 50%ownership interest), are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material inter company transactions have been eliminated.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Deferred income taxes and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. A valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable.

GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS - Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchase. Long-lived assets, including goodwill and other acquired intangibles, are reviewed for impairment whenever events such a significant industry downturn or other changes in circumstances indicated that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to the undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated using discounted expected future cash flows.

USE OF ESTIMATES IN FINANCIAL STATEMENTS - The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of cash and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


assessing the collectability of accounts receivable, the realization of deferred assets, tax contingencies, and employee benefits, restructuring charges, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and allocation of costs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ fro those estimates.

REVENUE RECOGNITION - Revenues is derived from the performance of services describe in Note 1, with revenue being earned over the period of this performance.

LOSS PER SHARE - Basic and diluted loss per common share are the same and is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Due to the Company's net loss the effect of any potentially dilutive securities or common stock equivalents that could be issued was excluded from the loss per share calculation due to its anti-dilutive effect.

All outstanding share disclosures have been restated to reflect the shares outstanding as of each period based upon the reverse acquisition transaction (see Note 1) and the one for five reversed split.

NOTE  2--EQUITY  TRANSACTIONS

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

NOTE  3  --  RECENT  PRONOUCEMENTS

SFAS  142
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangibles assets. Under SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assts with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company has adopted SFAS effective August 16, 2002 (date of inception).



NOTE  4---INCOME  TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax asset and liability as of September 30, 2002 are as follows:


                                               Current     Long-term
                                               -------     ---------

      Net  operating  loss  carries  forward    $15,000     $   -0-
      Valuation  allowance                      (15,000)    $   -0-
                                               ---------    -------
              Net                              $  -0-       $   -0-
                                               ---------   --------


The valuation allowance at September 30, 2002 relates primarily to tax assets associated with net operating losses. Management's assessment is that the nature of future taxable income is not probable and may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been made.


NOTE  5  -  IMPAIRMENT  OF  GOODWILL

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances occur that indicate the carrying amount of the assets may not be fully recoverable. Goodwill and other acquired intangibles associated with acquisitions are evaluated for impairment in the period in which the Company becomes aware of events or occurrences that indicate impairment may exist. Impairment assessments were performed as a result of weakening economic conditions and decreased current and expected future demand for services in the markets in which the Company operates. Fair value of the acquired entity (see
Note  1)  was  determined  using  a  discounted  cash  flow  model

TTI  HOLDINGS  OF  AMERICA  CORPORATION  AND  SUBSIDIARIES
(A  Company  in  the  Development  Stage)
AUGUST  16,  2002


based on growth rates and margins reflective of lower demand for the Company's weighted average cost of capital adjusted for business risks. These amounts are used on management's best estimate of future results.
As a result of theses assessments, the Company determined that an impairment of goodwill existed related to the Company's acquisition of TTI (see Note 1).
During fiscal 2002, the Company recorded a charge to reduce goodwill of approximately $149,000.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE

     On January 24, 2002, the Registrant officially notified the previous Auditor Capraro, Centofranchi, Kramer & Co., P.C. (hereinafter referred to as "CCK"), that the Board of Directors has decided to change auditors to Aaron Stein, CPA. The Company thereupon filed a Form 8-K, Current Report, on February 6, 2002.

     During their tenure, CCK issued reports on Registrant's financial statements up to June 30, 2001, that neither contained an adverse opinion or disclaimer of opinion, or was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period of his engagement and for the period of the two most recent fiscal years and any subsequent interim period preceding this action, there was no disagreement between Registrant and CCK on any matter of accounting principals or practices, financial statement disclosure or audit scope and procedure, which disagreement(s), if not resolved to the satisfaction of CCK, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

     Effective January 25, 2002, Aaron Stein CPA ("Stein"), has been retained as independent auditor of TTI Holdings of America Corp., and was retained as independent auditor of the registrant for the fiscal year ending September 30, 2001. Prior to the engagement, Registrant did not consult with Stein regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The following table sets forth information with respect to the directors and executive officers as of September 30, 2002
                                                            DATE  SERVICE
NAME                      AGE          OFFICE                COMMENCED
----                      ---          ------                ---------
Ron  Likas*               62          Chairman                 August 20, 2002
Richard  Likas            56          Director                 August 20, 2002
James W. Zimbler*         38          Director, President,     November 2, 2001
                                      Chief  Executive Officer
Andrew  Mazzone*          60          Director                 December  2002

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

RONALD  J.  LIKAS
-----------------
Mr. Likas is a seasoned entrepreneur who has been involved with the creation, building and financing of several companies over the years. Mr. Likas graduated with a both BS and MS in Economics from University of Wisconsin as well as having attended the Senior Management Program at Harvard University in 1970. Mr. Likas is also a retired Airborne Ranger Lt. Colonel in the United States Army.

Employment  History

1963-1968       Officer  in  United  States  Army
1968-1973       Exxon  Oil  Company  Corporate  Planner
1973-1975       Insurance  Investments  Sales  &  Marketing
1976-1985       Fox  Hills  Resort  &  Conference  Center  President
1986-1990       Consolidated  Beef  Industries  Chairman  of  the  Board
1991-1997       RJ  Consultants,  Inc.  Chief  Executive  Officer
1997-present    American  Energy  Group  Chief  Executive  Officer

RICHARD  J.  LIKAS
------------------
Mr. Likas is 56 year old business executive who graduated in 1969 from Lakeland College with a BS in Business Administration and Marketing. Mr. Likas has been involved with a number of companies and has filled different executive job descriptions dependent on the situation.

Employment  History

1969  -  1974   Kohler  Co.,  San Francisco Branch Office Plumbing Fixture and
                Fitting  Salesman
1974-1978       Thomas  Industries,  Sheboygan  Wisconsin  Inventory and Product
                Control  Manager
1978-1994       Pace Realty Services, RJL Construction, and Vogel Lumber Managed
                Real  Estate  Brokerage,  Construction  Company,  Lumber  Yard
1994-1997       Lakeshore  Drywall  Distributors  President
1997-Present    Domestic  &  International  Sales  and  Marketing

JAMES  W.  ZIMBLER
------------------
On November 1, 2001, Mr. Zimbler, age 36, was appointed as President and Director of the Company. From February 2001 until October 15, 2001, Mr. Zimbler was engaged in consulting for various companies and for a portion of that time has been a principal member in Crossover Advisors, LLC. Prior to that, from January 1999 to November 1999, Mr. Zimbler was Chairman of the Board of Directors and President of IntermediaNet, Inc. now known as Cyberedge Enterprises, Inc., a public company and in November 1999, became just the Chairman until February 2001. He was re-appointed CEO and a Director in September 2001. Mr. Zimbler was also Chairman and CEO of Universal Media
Holdings, Inc., until February 2001. From December 1996 through November 1998, Mr. Zimbler was President and Chief Operating Officer for Total Freight Solutions America, Inc. Mr. Zimbler was employed by Packaging Plus Services, Inc. from August of 1994 through December of 1996. Mr. Zimbler attended Suffolk Community College from 1983 through 1985 where he majored in Business Administration.

ANDREW  B.  MAZZONE:
--------------------

     Mr. Mazzone has been the Chairman of the Company since its inception until August 2002. He resigned as Chief Executive Officer and President effective November 1, 2001 and from the Baord of Directors in August 2002. He was reappointed to the Board of Directors in December 2002From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp. The Company was acquired by a foreign holding corporation, which changed the Company's name to Sulzer Metco. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company. Mr. Mazzone did so to pursue his belief that there is an unexploited opportunity in the thermal spray industry to set up industrial thermal spray shops around the world, excluding the areas of Europe and the United States. In this endeavor, he left Sulzer Metco on good terms and with the understanding that his strategy, if successful, would mean even more business for Sulzer Metco Corporation. Some of the highlights of Andrew Mazzone's Metco career include positions as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President. Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts in finance and an advanced degree in economics, with a specialty in economic history.


ITEM  10.     EXECUTIVE  COMPENSATION

     For the fiscal year ended September 30, 2002, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:


                  Capacities  in  which                                       Aggregate
Name               Remuneration  was  Received     Period  Ended              Remuneration
----               ---------------------------     --------------------      ------------------

James  W.  Zimbler     President,  CEO,  Director   September  30,  2002     1,550,000  shares
Ron  Likas             Chairman                     September  30,  2002     1,250,000 shares
Richard  Likas         Director                     September  30,  2002     1,250,000  shares
Andrew  B.  Mazzone    Director                     December  31,  2002      1,000,000  shares



DIRECTOR  COMPENSATION:
-----------------------
     Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

DIRECTOR  AND  OFFICER  INSURANCE:
----------------------------------
     The  Company  has  no directors and officers ("D & O") liability insurance.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2002, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. Total number of shares originally authorized was 50,000,000 shares of common stock, each of which had a $.0001 per share par value.

     On December 30, 2002, the Company announced that the shares issued as a result of the Steam Cleaning transaction were being cancelled and re-issued. As a result, the table below reflects the new stock issuance, as of December 30, 2002.

     As of December 31, 2002, a total of 8,914,734 shares of Common Stock, have been issued and are outstanding.

Shareholder*                               Number          Percentage
------------                               ------          ----------
James  W.  Zimbler  (1)(2)                1,250,000          14.02

Ron  Likas  (1)                           1,250,000          14.02

Richard  Likas  (1)                       1,250,000          14.02

Andrew  B.  Mazzone  (1)  (3)             1,040,000          11.66

Nakoma  Capital  Holdings,  LLC           1,250,000          14.02
21521  Goldfinch  Court
Kilder,  Il  60047

Directors  and  Officers  as  a  group:  6,040,000  shares

*     Address  of  shareholder  is  c/o  the Company, unless otherwise indicated

(1)  Director  and/or  Officer

(2) Shares have been authorized by the Board of Directors but have not been issued as of the filing date and are not included in the shares issued and outstanding, but are counted for purposes of control.

(3) 1,000,000 shares have been authorized by the Board of Directors but have not been issued as of the filing date and are not included in the shares issued and outstanding, but are counted for purposes of control.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

ISSUANCE  OF  STOCK:
--------------------

On October 3, 2001, the Company issued 110,000 shares of common stock, for the payment of consulting expenses to Crossover Advisors, LLC. These shares were registered on Form S-8 on August 30, 2001, but not issued until October 3, 2001

On October 9, 2001, the Company issued 67,500 shares of common stock, for payment of the following expenses:

     60,000 shares of Common Stock to be issued to Angicourt, Inc., paid on behalf of Jerry Rukin for salary to manage the operations of the subsidiary, Transventures Industries, Inc.;

     5,000 shares of Common Stock to be issued to Kenneth Parsteck, employed by the Company, for past due salary; and

     2,500 shares of Common Stock to be issued to Michael S. Krome, Esq., for partial payment of fees for legal services to the Company.

On October 30, 2001, the Company issued the following shares of common stock as payment of monies owed:

     53,333 shares to Dina Segal
     53,333 shares to Karen Mazzone

On November 12, 2001, the Company issued the following shares to investors via a private placement with the Company:

     200,000 shares to Andrew Mazzone
     125,000 shares to Edward A. Vrooman
     30,000 shares to Harry S. Latham

On December 12, 2001, the Company issued 71,500 shares of common stock, for payment of the following expenses:

     55,000 shares of Common Stock to be issued to Angicourt, Inc, paid on behalf of Jerry Rukin for salary to manage the operations of the subsidiary, Transventures Industries, Inc.;

     10,000 shares of Common Stock to be issued to Lee Rubenstein, pursuant to the Management Consulting Agreement between the Company and Comprehensive Resource Management, Inc.;

     4,000 shares of Common Stock to be issued to Kevin Halter, Jr., on behalf of Securities Transfer Corporation, for services performed to the Company, for which payment has not been made; and

     2,500 shares of Common Stock to be issued to Michael S. Krome, for partial payment of fees for legal services to the Company.

We also issued, pursuant to a consulting agreement between the Company and Crossover Advisors, LLC, 210,000 freely tradable shares of common stock and 740,000 shares of restricted common stock.

On January 16, 2002, the Company issued 55,000 shares of common stock, for payment of the following expenses:

     55,000 shares of common stock to be issued to Angicourt, Inc., paid on behalf of Jerry Rukin for salary to manage the operations of the subsidiary, Transventures Industries, Inc.;

On March 4, 2002, the Company issued 205,000 shares of common stock, for payment of the following expenses:

     50,000 shares of common stock to be issued to Angicourt, Inc., paid on behalf of Jerry Rukin for salary to manage the operations of the subsidiary,
Transventures       Industries,  Inc.;

     150,000 shares of common stock to be issued to Steven Wildstin of Steven Wildestein Advisory Services paid by the Company for services provided by Mr. Wildestein for assistance with handling investor calls and other corporate services; and

     5,000 shares of common stock to be issued to Michael S. Krome, Esq., for legal services performed on behalf of the Company.

On May 23, 2002, the Company issued 247,000 shares of common stock, for payment of the following expenses:

     150,000 shares of common stock to be issued to Agincourt, Inc. paid on behalf of Jerry Rukin for salary to manage the operations of the subsidiary, Transventures Industries, Inc.;

     50,000 shares of common stock to be issued to Steven Wildstein of Steven Wildestein Advisory Services paid by the Company for services provided by Mr. Wildestein for assistance with handling investor calls and other corporate services;

     35,000 shares to be issued to Lee Rubinstein of NBM Information Technology, Inc., for services rendered to the Company; and

     12,000 shares of common stock to be issued to Michael S. Krome, Esq., for legal services performed on behalf of the Company.

On August 8, 2002, we issued the following restricted shares:

     400,000 shares to Andrew B. Mazzone as compensation for his resignation. 250,000 shares to Adelphia Holings,Inc., for consulting services.

On August 12, 2002, the Company issued 2,100,000 shares of common stock, for payment of the following expenses:

     150,000 shares of common stock to be issued to Steve Horowitz, Esq., for legal advice rendered to the Corporation;

     100,000 shares of common stock to be issued to Arnie Kling of Dakota Group, Ltd., as payment for consulting services to the Corporation;

     150,000 shares of common stock to be issued to James Dalke for services rendered to the Company;

     1,500,000 shares of common stock to be issued to James W. Zimbler, on behalf of Diversified Capital Holdings, Inc., as payment for services provided to the Corporation;

     150,000 shares of common stock to be issued to Lee Rubinstein, on behalf of Lee's Keys, Inc., for services rendered to the Corporation; and

     50,000 shares of common stock to be issued to Michael S. Krome, Esq., for legal services performed on behalf of the Company.

On December 12, 2002, the Company issued 225,000 shares for payment of the following expenses:

     100,000 shares of common stock to be issued to Steve Apolant, on behalf of New Century Capital Consultants Inc., pursuant to the Consulting Agreement between the parties;

     75,000 shares of common stock to be issued to Jerry Rukin of Angincourt, Inc., as payment for expenses and consulting services to the Corporation;

     40,000 shares of common stock to be issued to Michael S. Krome, Esq., for legal services performed on behalf of the Company; and

     10,000 shares of common stock to be issued to Hector Cruz of Manhattan Transfer and Trust Company for services rendered.

ITEM  13.     EXHIBITS

                                INDEX TO EXHIBITS
                                -----------------


    SEC  REFERENCE          TITLE  OF  DOCUMENT
          NUMBER
     3.1               Articles  of  Incorporation                   (1)
--------------------------------------------------------------------------------
     3.2               Amendment  to  Articles  of                   (1)
                       Incorporation
--------------------------------------------------------------------------------
     3.3               Additional  Amendment  to                     (1)
                       Articles  of  Incorporation
--------------------------------------------------------------------------------
     3.4               Bylaws                                        (1)
--------------------------------------------------------------------------------
     99.1              Certification  of  President  pursuant  to
                       18  U.S.C.  Section  1350,  as  adopted
                       Pursuant  to  section  906  of  the
                       Sarbanes-Oxley  act  of  2002
--------------------------------------------------------------------------------

(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.

--------------------------------------------------------------------------------

Reports  on  Form  8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report:

August  20,  2002:     Item  1,  Changes  in  Control  of  Registrant
                       Item  2,  Acquisition  or  Disposition  of  Assets
                       Item  5,  Other  Events,  change  of  address

October  30,  2002:    Item  1,  Changes  in  Control  of  Registrant
                       Item  5,  Other  Events,  change  of  address

December  30,  2002    Item  1,  Changes  in  Control  of  Registrant
                       Item  2,  Acquisition  or  Disposition  of  Assets

Item 14. Controls and Procedures

Information required by Item 307 of Regulation S-B is contained in the principal executive officer and financial officer conclusions (page 23 about the effectiveness of the small business issuer`s disclosure controls and procedures (as defined in Reg. 240.13a-14c under the securities act of 1934), based upon their evaluations of these controls and procedures as of a date within 90 days of the filing date of this annual report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Steam Cleaning USA, Inchas duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 11, 2002.

TTI  HOLDINGS  OF  AMERICA  CORP

By  /s/  James  W.  Zimbler
    -----------------------
James  W.  Zimbler,  President  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on January 11, 2002

Signature                          Title                 Date
------------                       ------               ------
/s/  Ron  Likas                    Chairman           January  11,  2002
---------------
Ron  Likas

/s/  Richard  Likas                Director           January  11,  2002
-------------------
Richard  Likas

/s/  James  W.  Zimbler            CEO,  President    January  11,  2002
-----------------------            Director
     James  W.  Zimbler

/s/  Andrew  B.  Mazzone           Director           January  11,  2002
------------------------
     Andrew  B.  Mazzone

CERTIFICATIONS

I,  James  W.  Zimbler,  certify  that:

1. I have reviewed this quarterly report on Form 10-KSB of Steam Cleaning USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 23,  2003
                                           /s/  James  W.  Zimbler
                                           --------------------------------
                                          James  W.  Zimbler
                                          President  and Chief Executive Officer