Form 10QSB
period 2002-12-31
STEAM CLEANING USA INC
filed 2003-02-20
CIK 943110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ending December 31, 2002


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

The number of shares of Common Stock outstanding, as of December 31, 2002 was 6,555,000.

Transitional Small Business Disclosure Format (check one): Yes [   ] ; No [X]

                               TABLES OF CONTENTS


Part I - FINANCIAL INFORMATION                                              1
   Item 1.      Financial Statements                                        1
                      Pages starting at F-1
   Item 2.      Management's Discussion and Analysis or Plan of Operation   1

PART 2 - OTHER INFORMATION                                                  3
   Item 1.      Legal Proceedings                                           3
   Item 2.      Changes in Securities                                       4
   Item 3.      Defaults upon Senior Securities4
   Item 4.      Submission of Matters to a Vote of Security Holders         4
   Item 5.      Other Information                                           4
   Item 6.      Exhibits and Reports on Form 8-K.                           4
                Exhibit 99.1
                Exhibit 99.2

Signatures                                                                  5

ITEM 1.      FINANCIAL STATEMENTS

Appear on Page F-1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING DECEMBER 31, 2002 VS. DECEMBER
--------------------------------------------------------------------------------
31, 2001
--------

Steam Cleaning USA, Inc. (SCUS) (the Company), was organized in Wisconsin on August 16, 2002 specifically to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. Over the years, the business has grown through the efforts of the present owners, their two sons, and several independent contractors who provide such services in areas distant from the Milwaukee area. At present, Steam Cleaning provides such services in six states (Wisconsin, Illinois, Iowa, Minnesota, Michigan, and Missouri) through in house crews and independent contractors. The present owners are now ready to retire and their family is not interested in operating the business. These facts have limited expansion of the business and have lead to the sale of the business to new owners who desire to take advantage of the expansion opportunities which the present owners are reluctant to undertake. In recent years Steam Cleaning has been approached by a number of national retailers for the purpose of obtaining steam cleaning and cart maintenance services for all of their carts in all of their stores. While the previous owners have been resistant to expansion beyond the existing six state area due to their age, it will be the goal of the new management of SCUS to provide these services on a national basis to these national clients who desire the dependability and standardization of quality from a Company that has not only been around 40 years, but has the formula to grow and expand into many new outlets. There is no assurance that this will happen.

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

For the three months ended December 31, 2002, and from inception (August 16, 2002), the Company did not report any sales from operations. As a result, the Company had no income in either the three months ended December 31, 2002 or for the period since inception. During the three months ended December 31, 2002, and for the period from inception (August 16, 2002) the Company incurred losses of approximately $38,000 and $ 54,000, respectively. Expenses for general and administrative expenses have been result of various regulatory compliance requirements and exploratory costs for acquisitions and financing.

LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------
The company primary sources of financing for the past several months have been through stockholder loans. Due the company's inability to raise additional capital or find or conclude a profitable acquisition, there is substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.

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

SUBSEQUENT EVENTS
-----------------

The Registrant has entered into a Letter of Intent, dated February 10, 2003, to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. The terms of the acquisition include a purchase price of $2,000,000, either in cash or cash and a note at closing. The Registrant believes that it has obtained the financing to effectuate the closing of the transaction is available, which should occur within the next 60 days. After 60 days, the Letter of Intent expires, with no further obligation of either party.

The Registrant has also entered into a Letter of Intent, dated February 10, 2003, to purchase Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC, for the assumption of debt, including a promissory note in the amount of $110,000 and the issuance of 3,000,000 shares of common stock of the Registrant. The Letter of Intent expires on or before May 10, 2003. The Registrant believes that the transaction will close within the next thirty days form the date of the Letter of Intent. There is no assurance that this transaction will close.


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

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a list of exhibits, which were previously filed and are incorporated by reference.

SEC REFERENCE        TITLE OF DOCUMENT
NUMBER

     3.1   Articles of Incorporation (1)
     3.2   Amendment to Articles of Incorporation (1)
     3.3   Additional Amendment to Articles of Incorporation (2)
     3.4   Bylaws (1)
     16.1  Letter of change of Accountants (3)
     99.1 Certification of the Chief Executive Officer of TTI Holdings of America Corp., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2. Certification of the Chief Financial Officer of TTI Holdings of America Corp., pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.
(2) These documents are incorporated by reference to the Form 8-K filed on June 29, 2001
(3) These documents are incorporated by reference to the Form 8-K filed on February 6, 2002.


(b) Reports from Form 8-K:
On February 13, 2003, the Company filed a Current Report on Form 8-K with regard the entering into two separate Letters of Intent to acquire certain assets.

                                   SIGNATURES

                            STEAM CLEANING USA, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 19, 2003.


/s/  Andrew B. Mazzone, Chairman, CFO, Principal Accounting Officer
-------------------------
Andrew B. Mazzone


/s/  James W. Zimbler     Director and President
---------------------------
James W. Zimbler

CERTIFICATIONS

I,  James  W.  Zimbler,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Steam Cleaning USA, Inc.;

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

February 19,  2003
                                           /s/  James  W.  Zimbler
                                           --------------------------------
                                          James  W.  Zimbler
                                          President  and Chief Executive Officer

CERTIFICATIONS

I,  Andrew B. Mazzone,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Steam Cleaning USA, Inc.;

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

February 19,  2003
                                           /s/  Andrew B. Mazzone
                                           --------------------------------
                                          Andrew B. Mazzone
                                          Chief Financial Officer

INDEPENDENT ACCOUNTANTS'S REPORT

To the Board of Directors and Stockholders
Steam Cleaning USA, Inc.(Formerly TTI Holdings of America Corp.)

I have reviewed the accompanying balance sheet of Steam Cleaning USA, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' deficiency and cash flows for the three-months ended and from inception (August 16, 2002) through December 31, 2002. These financial statements are the responsibility of the Corporation's management.

I conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards of the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles of the United States of America.


Aaron Stein C.P.A.
Woodmere, New York
February 19, 2002

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.
BALANCE SHEET
     December 31, 2002





ASSETS

CURRENT ASSETS:
                       Cash and cash equivalents                                                       $ -
                       Loan receivable-related party                                                   100
                                                                                            ---------------
                                   total current assets                                                100
                                                                                            ---------------

OTHER ASSETS:
                       Loan Receivable                                                                   -
                       Investments                                                                       -
                                                                                            ---------------
                                   total other assets                                                    -
                                                                                            ---------------

Total Assets                                                                                         $ 100
                                                                                            ===============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
                       Accounts payable                                                          $ 137,191
                       Accrued expenses                                                              4,600
                       Convertible notes payable                                                    35,000
                       Stockholder advances                                                         27,310
                                                                                            ---------------
                                   total current liabilities                                       204,101
                                                                                            ---------------

DEFICIENCY IN ASSETS:
                       Common stock, $.0001 par value, 50,000,000 shares authorized,
                          6,555,000 shares issued and outstanding                                      656
                       Deficit accumulated during development stage                               (204,657)
                                                                                            ---------------
                                   total deficiency in assets                                     (204,001)
                                                                                            ---------------

Total liabilities and deficiency in assets                                                           $ 100
                                                                                            ===============


See notes to financial statements.
                                      F-2

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
STATEMENTS OF OPERATION


                                                                                         Period from
                                                                                          Inception
                                                                Three Months          (August 16, 2002)
                                                                  ended                   through
                                                                December 31,            December 31,
                                                                    2002                    2002
                                                              ------------------  -------------------------

SALES                                                                       $ -                        $ -

COST OF SALES
                                                              ------------------  -------------------------

GROSS PROFIT                                                                  -                          -
                                                              ------------------  -------------------------


GENERAL AND ADMINISTRATIVE                                               38,265                     54,265
                                                              ------------------  -------------------------

            Loss from operations                                        (38,265)                   (54,265)
                                                              ------------------  -------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                           -                          -
    Interest expense                                                          -                          -
    Impairment loss on Goodwill                                               -                    149,392
                                                              ------------------  -------------------------
                                                                              -                   (149,392)
                                                              ------------------  -------------------------

NET LOSS                                                                (38,265)                  (203,657)
                                                              ------------------  -------------------------

OTHER COMPREHENSIVE INCOME:
    Foreign Currency Translation Adjustment                                   -                          -
                                                              ------------------  -------------------------

TOTAL COMPREHENSIVE INCOME (LOSS)                                       (38,265)                  (203,657)
                                                              ==================  =========================


LOSS PER SHARE
    Basic                                                          $      (0.01)               $    (0.05)
                                                              ==================  =========================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                                             5,375,489                  4,372,439
                                                              ==================  =========================


See notes to financial statements.
                                      F-3

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holding of America, Corp.)
STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
Period from inception (August 16, 2002) through December 31,2002



                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                 Stock     Additional   During
                                                         Common Stock        Subscription   Paid-in   Development
                                                     Shares       Amount       Receivable    Capital     Stage        Total
                                               --------------------------------------------------------------------------------

(Inception) Issuance of Common Stock of
         Steam Cleaning USA, Inc-August 16, 2002   18,000,000     $    1,800    $ (1,800)   $ -           $ -           $   -

    Issuance of stock for acquisition of
      TTI Holdings of America, Corp.                    2,000            200                                               200


      Net loss for year ended 9-30-2002                                                                    (166,392)  (166,392)

                                               ----------------------------------------------------------------------------------

Balance at September 30, 2002                        18,002,000        2,000      (1,800)           -      (166,392)  $(166,192)

    shares returned and new shares reissued         (12,697,000)      (1,469)      1,800                                  $ 331
         per 12-27-2002 amendment to agreements

    shares issued for compensation                    1,250,000          125

      Net loss for three months ended 12-30-2002             -             -          -            -        (38,265)    (38,265)
                                               ----------------------------------------------------------------------------------

Balance at December 31, 2002                          6,555,000        $ 656        $ -          $ -     $ (204,657)  $(204,126)
                                               ==================================================================================


See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America, Corp.)
STATEMENT OF CASH FLOWS


                                                                                         Period from
                                                                                          Inception
                                                               Three Months           (August 16, 2002)
                                                                   ended                 through
                                                             December 31,2002         December 31, 2002
                                                          ------------------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $ (38,265)               $ (204,657)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
         Impairment loss on Goodwill                                           -                   149,392
         stock compensation                                                  455                       455
         Changes in assets and liabilities:
            Accounts payable                                               6,000                    23,000
            Accrued expenses                                               4,600                     4,600
                                                          -----------------------  ------------------------

              Net cash used in operating activities                      (27,210)                  (27,210)
                                                          -----------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                      .                        .
    Acquisition of Goodwill                                                    -                         -
    Loan receivable-related parties                                         (100)                     (100)
                                                          -------------------------------------------------

              Net cash used in investing activities                         (100)                     (100)
                                                          -----------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                     -                         -
    Proceeds from Stockholder advances                                    27,310                    27,310
    Proceeds from convertible notes payable                                    -                         -
                                                          -----------------------  ------------------------

              Net cash provided by financing activities                   27,310                    27,310
                                                          -----------------------  ------------------------


              NET INCREASE IN CASH                                             -                         -

CASH AND CASH EQUIVALENTS, Beginning                                           -                         -
                                                          -----------------------  ------------------------

CASH AND CASH EQUIVALENTS, End                                              $ -                       $ -
                                                          =======================  ========================

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
    Interest                                                                $ -                       $ -
                                                          =======================  ========================

    Taxes                                                                   $ -                       $ -
                                                          =======================  ========================


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
       As of inception (August 16, 2002) the company capitalized goodwill of $149,392 based upon assuming Notes payable of $35,000 and accounts payable of $131,192 in conjunction with the reverse acquisition of TTI
         Holdings of America Corp.

See notes to financial statements.
                                      F-5


STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002

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

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $38,265 for the three months ended December 31, 2002 and a loss from inception (August 16, 2002 through December 31, 2002 of $203,657. At December 31, 2002 current liabilities exceed current assets by approximately $204,000. The company needs to obtain additional financing to ensure that its present operating plan is met. These factors raise substantial doubt
                                       F-6

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002


about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

REVERSE  MERGER

On August 16, 2002, (new) Steam Cleaning USA Inc., a Delaware corporation was organized (and formerly known as TTI Holdings of America Corp. (TTI)), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., the Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) would have represented approximately 90% of the stock outstanding of TTI on a post exchange basis. The shares were issued after the effectiveness of the five (5) for one (1) reverse split, on September 3, 2002. At that time the shareholders received an aggregate total amount of 18,000,000 shares. On December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares issued were returned to the treasury and in their place a total 3,750,000 shares were reissued.

As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Steam Cleaning USA, Inc.(Wisconsin) acquired all the assets and liabilities of Steam Cleaning USA, Inc. (Delaware)(TTI) and recorded them at their fair value and as if TTI (Wisconsin) remained the reporting entity. Because Steam Cleaning USA, Inc. is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

Simultaneously with the exchange, Steam Cleaning USA, Inc. (the Wisconsin corporation) merged into TTI with TTI changing its name to Steam Cleaning USA, inc. (a Delaware corporation) Such exchange diluted the ownership percentage of the prior TTI stockholders to less than a controlling interest 10 percent and resulted in the prior stockholders of Steam Cleaning USA, Inc. (Wisconsin) obtaining control of TTI.

Shown  below is the fair value of net assets for the above business combination:

       Fair  value  of  assets  acquired                   $     -0-
       Less:  fair  value  of  liabilities  assumed        $  149,000
                                                           ----------
          Goodwill                                         $(149,000)
                                                           ----------

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002


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

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002


USE OF ESTIMATES IN FINANCIAL STATEMENTS - The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of cash and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collect ability of accounts receivable, the realization of deferred assets, tax contingencies, and employee benefits, restructuring charges, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and allocation of costs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ fro those estimates.

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
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002

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


NOTE 4---INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax asset and liability as of December 31, 2002 are as follows:

                                               Current     Long-term
                                               -------     ---------

      Net  operating  loss  carries  forward    $  9,000     $   -0-
      Valuation  allowance                      (  9,000)    $   -0-
                                               ----------    --------
              Net                              $      -0-    $   -0-
                                               ----------    --------


The valuation allowance at December 31, 2002 relates primarily to tax assets associated with net operating losses. Management's assessment is that the nature of future taxable income is not probable and may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been made.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
DECEMBER 31, 2002


NOTE  5-SUBSEQUENT  EVENTS

The Company has entered into a Letter of Intent, dated February 10, 2003, to purchase Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC, for the assumption of debt, including a promissory note in the amount of $110,000 and the issuance of 3,000,000 shares of common stock of the Registrant. The Letter of Intent expires on or before May 10, 2003. Management believes that the transaction will close within the next thirty days.

The Company has entered into a Letter of Intent, dated February 10, 2003, to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. The terms of the acquisition include a purchase price of $2,000,000, either in cash or cash and a note at closing. The Company believes that it has obtained the financing to effectuate the closing of the transaction is available, which should occur within the next 60 days. After 60 days, the Letter of Intent expires, with no further obligation of either party.