Form 10QSB
period 2003-03-31
STEAM CLEANING USA INC
filed 2003-06-10
CIK 943110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2003

         [x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

                  For the transition period from _________ to _________

                        Commission file number: 000-30734

                            STEAM CLEANING USA, INC.
                 (Name of small business issuer in its charter)



Delaware                                                     11-3255619
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

68A Lamar Street, West Babylon, New York                     11704
----------------------------------------                     -----
(Address of Principal executive offices)                     (Zip Code)

                    Issuer's telephone number (631) 643-1600

         Securities registered under Section 12(b) of the "Exchange Act"

                         COMMON SHARE PAR VALUE, $.0001
                              (Title of each Class)

       Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding, as of Marc 31, 2003 was 6,555,000.

Transitional Small Business Disclosure Format (check one): Yes [   ] ; No [X]

                               TABLES OF CONTENTS


Part I - FINANCIAL INFORMATION................................................1
   Item 1.      Financial Statements......................................... 1
                                    Pages starting at F-1
   Item 2.      Management's Discussion and Analysis or Plan of Operation.... 1
   Item 3.      Controls and Procedures ..................................... 3


PART 2 - OTHER INFORMATION................................................... 3
   Item 1.      Legal Proceedings............................................ 3
   Item 2.      Changes in Securities........................................ 3
   Item 3.      Defaults upon Senior Securities.............................. 3
   Item 4.      Submission of Matters to a Vote of Security Holders.......... 3
   Item 5.      Other Information............................................ 4
   Item 6.      Exhibits and Reports on Form 8-K............................. 4

Signatures................................................................... 4

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002 .......................................... 5

ITEM 1.      FINANCIAL STATEMENTS

Appear on Page F-1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2002 VS. MARCH 31, 2002

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

On August 19, 2002, the company changed its name to Steam Cleaning USA, Inc. and merged with Steam Cleaning USA, Inc. (SCUS) which was organized in Wisconsin on August 16, 2002, specifically to acquire and expand the operations of Steam Cleaning and Sterilization, Inc., a transaction that did not occur.

For the three months ended March 31, 2003, and from the point of divesture (August 16, 2002), the Company did not report any sales from operations. As a result, the Company had no income in either the three months ended December 31, 2003 or for the period since divesture. During the three months ended December 31, 2003, and for the period from divesture (August 16, 2002) the Company incurred approximately $38,000 and $54,000, respectively, of expenses for general and administrative expenses, associated with various regulatory compliance requirements and exploratory costs for acquisitions and financing.

LIQUIDITY AND FINANCIAL RESOURCES
The company primary sources of financing for the past several months have been through stockholder loans. Due the company's inability to raise additional capital or find or conclude a profitable acquisition, there is substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.

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

The Registrant has entered into a Letter of Intent, dated February 10, 2003, to acquire and expand the operations of Steam Cleaning and Sterilization, Inc. The terms of the acquisition include a purchase price of $2,000,000, either in cash or cash and a note at closing. The Registrant believes that it already has the financing to effectuate the closing of the transaction is available, which should occur within the next 60 days. After 60 days, the Letter of Intent expired, with no further obligation of either party and the proposed transaction was abandoned.

SUBSEQUENT EVENTS

The Registrant also entered into a Letter of Intent, dated February 10, 2003, to purchase Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC, for the assumption of debt, including a promissory note in the amount of $110,000 and the issuance of 3,000,000 shares of common stock of the Registrant. The Letter of Intent expires on or before May 10, 2003. The Registrant believes that the transaction will close within the next thirty days form the date of the Letter of Intent. There is no assurance that this transaction will close. In fact the Letter of Intent was cancelled with the consent of all parties.

On March 17, 2003, the Registrant entered into a Letter of Intent with Communication Synergy Technologies, LLC., of 120 Allens Creek Road, Rochester, New York 14618. Communication Synergy Technologies, LLC is a communications software company that has developed a group-ware telephony portal for general business application as well as, through it medical division, MedSynTech, communication and information systems for medical specialties, primarily diagnostic radiology. The Letter of Intent expired on May 12, 2003, without any further action.

ITEM 3.  CONTROLS AND PROCEDURES
         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


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

ITEM 5. OTHER INFORMATION
The Company has changed it telephone number to (631) 643-1600.

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


                                   SIGNATURES
                            STEAM CLEANING USA, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on June 10, 2003.

/s/  Andrew B. Mazzone, Chairman, CFO, Principal Accounting Officer
-------------------------
Andrew B. Mazzone

/s/  James W. Zimbler      Director and President
---------------------------
James W. Zimbler

CERTIFICATIONS

I, James W. Zimbler, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Steam Cleaning USA, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 10, 2003
/s/  James W. Zimbler
--------------------------------
James W. Zimbler
President

I, Andrew B. Mazzone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Steam Cleaning USA, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 10, 2003
/s/  Andrew B. Mazzone
--------------------------------
Andrew B. Mazzone
Chief Financial Officer

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDINGS OF AMERICA CORP.
MARCH 31, 2003


                                TABLE OF CONTENTS



FINANCIAL STATEMENTS                                                               PAGE

         Accountants Report                                                         F-1

         Balance Sheet as of March 31, 2003                                         F-2

         Statements of Operation for the six months ended March 31, 2003 and for the period from inception (August 16, 2002) through
                  March 31, 2003                                                    F-3

         Statements of Operation for the three months
                  Ended March 31, 2003                                              F-4

         Statement of Stockholders' Deficiency for the
                  period from inception (August 16, 2002)
                  Through March 31, 2003                                            F-5

         Statementof Cash Flows for the six months ended March 31, 2003 and for the period from inception (August 16, 2002) through
                  March 31, 2003                                                    F-6

         Notes to the Financial Statement                                           F-7 - F-12


INDEPENDENT ACCOUNTANTS'S REPORT

To the Board of Directors and Stockholders
TTI HOLDINGS OF AMERICA CORPORATION


I have reviewed the accompanying balance sheet of Steam Cleaning USA, Inc. as of March 31, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the six month and three months ended, and from inception (August 16, 2002) through March 31, 2003. These financial statements are the responsibility of the Corporation's management.


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








Aaron Stein C.P.A.
Woodmere, New York
May 27, 2003

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDINGS OF AMERICA CORP.
BALANCE SHEET
        MARCH 31, 2003






ASSETS

CURRENT ASSETS:
                       Cash and cash equivalents                                            $           47
                       Loan receivable-related parties                                               7,730
                                                                                            ---------------
                                   total current assets                                              7,777
                                                                                            ---------------


Total Assets                                                                                $        7,777
                                                                                            ===============


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
                       Accounts payable                                                     $      135,754
                       Accrued expenses                                                             21,881
                       Convertible notes payable                                                    35,000
                       Stockholder advances                                                         70,794
                                                                                            ---------------
                                   total current liabilities                                       263,429
                                                                                            ---------------

DEFICIENCY IN ASSETS:
                       Common stock, $.0001 par value, 50,000,000 shares authorized,
                          6,555,000 shares issued and outstanding                                      655
                       Deficit accumulated during development stage                               (256,307)
                                                                                            ---------------
                                   total deficiency in assets                                     (255,652)
                                                                                            ---------------

Total liabilities and deficiency in assets                                                  $        7,777
                                                                                            ===============





See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDINGS OF AMERICA CORP.)
STATEMENTS OF OPERATION


                                                                    PERIOD FROM
                                                                     INCEPTION
                                                 SIX MONTHS       (AUGUST 16, 2002)
                                                    ENDED            THROUGH
                                                   MARCH 31,         MARCH 31,
                                                     2003              2003
                                                 -----------        -----------

SALES                                            $         -        $         -

COST OF SALES
                                                 -----------        -----------

GROSS PROFIT                                               -                  -
                                                 -----------        -----------


GENERAL AND ADMINISTRATIVE                            89,385            106,405
                                                 -----------        -----------

IMPAREMENT LOSS ON GOODWILL                                -            149,372
                                                 -----------        -----------

NET LOSS BEFORE INCOME TAXES                         (89,385)          (255,777)
                                                 -----------        -----------


INCOME TAXES


NET LOSS (LOSS)                                  $   (89,385)       $  (255,777)
                                                 ===========        ===========


LOSS PER SHARE
    Basic                                        $     (0.01)       $     (0.05)
                                                 ===========        ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                          5,965,244          4,996,028
                                                 ===========        ===========


See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDINGS OF AMERICA CORP.)
STATEMENTS OF OPERATION
Three months ended March 31, 2003


                                                                  Three months
                                                                     ended
                                                                    March 31,
                                                                       2003
                                                                  -----------

SALES                                                                       -
                                                                  -----------

COST OF SALES                                                               -
                                                                  -----------

GROSS PROFIT                                                                -
                                                                  -----------


GENERAL AND ADMINISTRATIVE EXPENSES                                    51,120
                                                                  -----------


NET LOSS BEFORE INCOME TAXES                                          (51,120)
                                                                  -----------

INCOME TAXES                                                                -
                                                                  -----------

NET LOSS                                                          $   (51,120)
                                                                  ===========


LOSS PER SHARE
    Basic                                                         $     (0.01)
                                                                  ===========

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic                                                           6,555,000
                                                                  ===========


See notes to financial statements

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDING OF AMERICA, CORP.)
STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
PERIOD FROM INCEPTION (AUGUST 16, 2002) THROUGH MARCH 31,2003



                                                                                                          DEFICIT
                                                                                                         ACCUMULATED
                                                                                  STOCK      ADDITIONAL     DURING
                                                          COMMON STOCK         SUBSCRIPTION    PAID-IN   DEVELOPMENT
                                                   --------------------------
                                                      SHARES       AMOUNT        RECEIVABLE    CAPITAL       STAGE         TOTAL
                                                   -----------   ------------  ------------- ----------- -----------   ------------

(Inception) Issuance of Common Stock of
        Steam Cleaning USA, Inc-August 16, 2002    18,000,000    $     1,800   $    (1,800)  $         - $         -    $        -

    Issuance of stock for acquisition of
      TTI Holdings of America, Corp.                    2,000              -


      Net loss for year period 9-30-2002                                                                    (166,392)     (166,392)

                                                   ----------------------------------------  -------------------------------------
Balance at September 30, 2002                      18,002,000          1,800         (1,800)           -    (166,392)  $  (166,392)

    shares returned and new shares reissued       (12,697,000)        (1,270)         1,800                     (530)
        per 12-27-2002 amendment to agreements

    shares issued for compensation                  1,250,000            125                                                   125

      Net loss for six months ended 3-31-2003               -              -              -            -     (89,385)      (89,385)
                                                   -----------   ------------  ------------- ----------- -----------   ------------

Balance at March 31, 2003                           6,555,000    $       655    $         -  $         - $  (256,307)  $  (255,652)
                                                   ===========   ============  ============= =========== ===========   ============




See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A COMPANY IN THE DEVELOPMENT STAGE)
(FORMERLY TTI HOLDINGS OF AMERICA, CORP.)
STATEMENT OF CASH FLOWS



                                                                                           PERIOD FROM
                                                                                             INCEPTION
                                                                         SIX MONTHS      (AUGUST 16, 2002)
                                                                            ENDED             THROUGH
                                                                        MARCH 31,2003      MARCH 31, 2003
                                                                       ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                           $      (89,385)     $      (255,777)
    Adjustments to reconcile net loss to net
       cash used in operating activities:                                     149,392
         Impairment loss on Goodwill                                                -
         stock compensation                                                       455                  455
         Changes in assets and liabilities:
            Accounts payable                                                    4,032               21,032
            Accrued expenses                                                   21,881               21,881
                                                                       ---------------     ---------------

              Net cash used in operating activities                           (63,017)             (63,017)
                                                                       ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Goodwill                                                         -                    -
    Loan receivable-related parties                                            (7,730)              (7,730)
                                                                       ---------------     ---------------

              Net cash used in investing activities                            (7,730)              (7,730)
                                                                       ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                          -                    -
    Proceeds from Stockholder advances                                         70,794               70,794
    Proceeds from convertible notes payable                                         -                    -
                                                                       ---------------     ---------------

              Net cash provided by financing activities                        70,794               70,794
                                                                       ---------------     ---------------

              NET INCREASE IN CASH                                                 47                   47

CASH AND CASH EQUIVALENTS, Beginning                                                -                    -
                                                                       ---------------     ---------------

CASH AND CASH EQUIVALENTS, End                                         $           47      $            47
                                                                       ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
    Interest                                                           $            -      $             -
                                                                       ===============     ===============
    Taxes                                                              $            -      $             -
                                                                       ===============     ===============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
       Asof inception (August 16, 2002) the company capitalized goodwill of $149,392 based upon assuming Notes payable of $35,000 and accounts payable of $131,192 in conjunction with the reverse acquisition of TTI Holdings of America Corp.

See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of National Management Consulting, Inc. & Subsidiary. (the company) at March 31, 2003 and , changes in stockholders' deficit and cash flows for the six months ended March 31, 2003 and the statements of operations for each of the six and three months ended March 31, 2003 and from inception (August 16, 2002) through March 31, 2003. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB (Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934) (File No. 000-28459).


NOTE 2 -ORGANIZATION AND OPERATIONS

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

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003

The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have potential growth prospects. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing. Financing recently has been from issuance of stock for services.

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

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $89,385 for the six months ended March 31, 2003 and a loss from inception (August 16, 2002 through March 31, 2003 of $255,770. At March 31, 2003 current liabilities exceed current assets by approximately $255,000. The company needs to obtain additional financing to ensure that its present operating plan is met.

The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. Also, the Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor can there be a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the company will be able to operate such company profitably or successfully.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



REVERSE MERGER

On August 16, 2002, (new) Steam Cleaning USA Inc., a Wisconsin corporation was organized. The formerly known TTI Holdings of America Corp. (TTI)), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., (the Wisconsin corporation).

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003

The original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) had approximately 90% of the stock outstanding of TTI on a post exchange basis. The shares were issued after the effectiveness of the five (5) for one (1) reverse split, on September 3, 2002; This resulted in the shareholders receiving an aggregate 18,000,000 shares (post reverse split basis). On December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares (18,000,000 shares post reverse split basis) issued were returned to the treasury and in their place a total 3,750,000 (post reverse spit basis) shares were reissued.

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

As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange has been accounted for as a reverse acquisition in which Steam Cleaning USA, Inc.(Wisconsin) acquired all the assets and liabilities of Steam Cleaning USA, Inc. (Delaware)(TTI) and recorded them at their fair value and as if Steam Clean USA, Inc. (Wisconsin) remained the reporting entity. Because Steam Cleaning USA, Inc. is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.


Shown below is the fair value of net assets for the above business combination:

       Fair value of assets acquired                  $     -0-
       Less: fair value of liabilities assumed        $ 149,000
                                                      ---------
          Goodwill                                    $(149,000)
                                                      ---------


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

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003


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

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheets. The Company maintains their cash in a financial institution, which insures its deposits with the FDIC up to $100,000 per depositor.

INCOME TAX -- Federal income tax and to the extent that all the corporations have state income taxes they are accounted under an asset and liability method, which recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities of each entity of the combines group.

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


USE OF ESTIMATES IN FINANCIAL STATEMENTS - The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of cash and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collect ability of accounts receivable, the realization of deferred assets, tax contingencies, and employee benefits, restructuring charges, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments and allocation of costs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, related party receivables and accounts payable, accrued expenses, and stockholder advance approximate carrying value, principally because of the short maturity of those items.

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

All outstanding share disclosures have been restated to reflect the shares outstanding as of each period based upon the reverse acquisition transaction (see Note 1) and the one for five-reversed split.


NOTE 3 -- RECENT PRONOUNCEMENTS

SFAS 142

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangibles assets. Under SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized. Intangible assts with finite lives will continue to be amortized over their useful lives, which will no longer be limited to a maximum life of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least F-10 annually. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit.

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

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
MARCH 31, 2003


NOTE 4---LOANS RECEIVABLE - RELATED PARTY

Loans receivable related party represent non interest bearing advances to companies in which there is substantial common stock ownership.



NOTE 5---INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax asset and liability as of December 31, 2002 are as follows:


                                               Current

      Net operating loss carries forward       $ 65,000
      Valuation allowance                       (65,000)
                                               ---------
              Net                              $  -0-
                                               ---------




The valuation allowance at December 31, 2002 relates primarily to tax assets associated with net operating losses. Management's assessment is that the nature of future taxable income is not probable and may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carry forward period. Accordingly, an appropriate valuation allowance has been made.

The Company has tax net operating losses to offset future taxable income if such taxable income materializes and subject to certain limitations under the Internal Revenue Code.


NOTE 6-SUBSEQUENT EVENT

The Company has entered into a Letter of Intent, dated February 10, 2003, to purchase Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC, for the assumption of debt, including a promissory note in the amount of $110,000 and the issuance of 3,000,000 shares of common stock of the Registrant. The Letter of Intent expires on or before May 10, 2003. Management believes that the transaction will close within the next thirty days. The letter expired due the inability of the purchaser to obtain certain financing commitments.