Form 10QSB
period 2003-06-30
HUMANA TRANS SERVICES HOLDING CORP
filed 2003-08-18
CIK 943110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-30734

                       Humana Trans Services Holding Corp.
                 (Name of small business issuer in its charter)



Delaware                                                      11-3255619
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

7466 New Ridge Road, Suite 7, Hanover, Maryland              21076
----------------------------------------                     -----
(Address of Principal executive offices)                     (Zip Code)

                    Issuer's telephone number (410) 855-8758

         Securities registered under Section 12(b) of the "Exchange Act"

                         Common Share Par Value, $.0001
                              (Title of each Class)

       Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock outstanding, as of June 30, 2003 was      .
                                                                          ----

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


PART 2 - OTHER INFORMATION................................................... 6
   Item 1.      Legal Proceedings............................................ 6
   Item 2.      Changes in Securities........................................ 6
   Item 3.      Defaults upon Senior Securities.............................. 6
   Item 4.      Submission of Matters to a Vote of Security Holders.......... 6
   Item 5.      Other Information............................................ 6
   Item 6.      Exhibits and Reports on Form 8-K............................. 7

Signatures................................................................... 7

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002 ........................................... 9

Item 1.      Financial Statements

Appear on Page F-1


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations For the Three Months Ending June 30, 2002 vs.
June 30, 2003
------------------------------------------------------------------

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

The company has continued its strategy of making acquisitions and investments in private companies that would deliver increased value to the company's shareholders.

For the nine months ended June 30, 2003, and from the point of divesture (August 16, 2002), the Company did not report any sales from operations. As a result, the Company had no income in either the nine months ended June 30, 2003 or for the period since divesture. During the nine months ended June, 30, 2003, and for the period from divesture (August 16, 2002) the Company incurred approximately $96,885 and $114,436, respectively, of expenses for general and administrative expenses, associated with various regulatory compliance requirements and exploratory costs for acquisitions and financing.

Liquidity and Financial Resources
---------------------------------

The company's primary sources of financing for the past several months have been through stockholder loans. Due the company's inability to raise additional capital or find or conclude a profitable acquisition, there is substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to attempt to improve its liquidity by raising additional investment capital to provide for continued operating funds and to become profitable by finding business opportunities that create operating revenues. The ultimate success of these measures is not reasonably determinable at this time.

Inflation
----------
The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Because the Company has no fixed assets, the net operating losses shown would approximate those reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Subsequent Events
------------------
As of July 1, 2003, the Registrant entered into a Stock Purchase Agreement to purchase 100% of the stock of Humana Trans Services Holding Corp., a Delaware corporation ("Holding"). Holding is the owner of Humana Trans Services Group, Ltd., Skilled Tradesman, Inc., Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC. Holding is currently wholly-owned by our Director, James W. Zimbler, and other shareholders, as set forth herein. The purchase price for the 100% issued and outstanding shares of Holding is the issuance of 6,000,000 shares of common stock of the Company, to be issued after the effective date of the reverse 8 for 1 split of the common stock of the Company.

James W. Zimbler was the sole shareholder of Humana when it purchased Human Trans Services Group, Ltd., from National Management Consulting, Inc. on April 30, 2003. The transaction was pursuant to a Promissory Note for $230,000, payable in installments. Subsequent to the effectiveness of this transaction, Mr. Zimbler, Humana and National Management Consulting, Inc., entered into a Settlement Agreement, dated July 10, 2003, whereby the purchase price was satisfied by the transfer of shares of common stock of National Management Consulting, Inc., and shares of preferred stock of CDKNet.com, Inc., owned by Mr. Zimbler back to the holder of the note. At the same time as this transaction took place, Mr. Zimbler re-apportioned his ownership interest in Humana. The Registrant has entered into a Promissory Note equal to the amount he paid for the initial purchase of Registrant from National Management Consulting, Inc.

Humana's business is referred to as Employee Leasing. Humana has contracts with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. Examples of the types of services that Humana provides to its clients, include; Driver recruitment, including the placement of ads, interviewing, all testing and background checks, Driver leasing and Leased labor. Currently Humana operates in 10 states and has current annual revenues of approximately $2,000,000. Some of Humana's clients are Alligence Healthcare, Mercedes, Giant Foods, Northrop-Grumman and Royal Ahold.

Skilled Tradesmen Inc.
Skilled Tradesmen's predecessor began in recruiting CDL Truck Drivers over a decade ago. Skilled Tradesmen provides skilled, laborers to fill customers' varied Industry Construction positions. It specializes in Ship Building repair and conversion, Heavy & Light Industrial manufacturing and both commercial and residential construction.

Skilled Tradesmen, Inc. has 3 Targeted Markets, which are:

Ship Construction/Maintenance
-----------------------------
         New Shipbuilding
         Repair and Maintenance of existing ships

Manufacturing
-------------
         Heavy Industrial
         Light Industrial

Construction
------------
         Commercial
         Residential

Skilled Tradesmen, Inc. provides Industry Craftsmen in all skills at all skill levels including, but not limited to:

Welders                    Electronic Technician       General Shipboard Cleaner
Pipe fitters Shipboard     Insulator                   General Laborer
Deck Electricians          Pipe fitter Shop            Sheet Metal Workers
Painters                   Rigger/Stagebuilder         Crane Operators
Blasters                   Shipfitter
Rigger/Material Handler    Outside Machinist

Waste Remediation Systems, Inc./Bio Solutions of Maryland
Waste Remediation Systems, Inc. (or "WRS"), a Maryland corporation, is a technology provider of biological solutions to industries that want environmentally friendly forms of waste remediation while controlling costs. The Company owns intellectual properties for the service, systems and process of waste remediation.

WRS's reinforces mother-nature through Engineered Bacteria and Enzymes, coupled with integrated specific service systems to multiply the end process. Bacteria and enzymes have provided a method to accelerate nature's own bioremediation process. Bacteria produce all the necessary enzymes essential for biometabolism.

The enzymes then do their part to ease the metabolic reactions. The live microbes in these treatments actually digest the grease or other waste. These microbes continue to devour the grease or other waste as long as treatment is maintained. These solutions are cost-effective, environmentally friendly, low maintenance and dependable. The solutions can eliminate grease and fats, reduce ammonia levels, reseed bio-filters/plants, breakdown hydrocarbons, eliminate odors; and improve sludge management. Areas in which the solutions have proved successful include wastewater treatment plants, sewer lines and lift stations, lagoons, holding tanks, ponds, drain lines, grease traps, septic tanks, cesspools and drain fields, and portable toilets. The primary market area that WRS sells its products is drain maintenance for restaurants, and similar facilities.

While restaurants make up the primary market for drain maintainers, any foodservice-related facility can use the products. Delis, grocery-store meat rooms, hospital cafeterias, schools, food processing plants and shopping mall-based food courts are some examples of potential customers. A growing trend in the drain maintenance market is to bundle the requisite products into a package for which the distributor charges a monthly service fee.

Microbial enzyme systems are inherently environmentally preferable products. Since the products digest food waste and grease a little bit at a time, they prevent the need for acid-based chemicals, which can harm pipes and are frowned upon by water treatment plants due to their caustic nature.

Bio-Solutions of Maryland is a franchise of Bio-Solutions International, which is a public company.


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


PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings
In Not Applicable

Item 2. Changes in Securities
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
On July 15, 2003, Security Holders voted to approve an Agreement of Merger between Humana Trans Services Holding Corp. and Steam Cleaning USA Inc., and a Change of Name of the Registrant to Humana Trans Holding Corp., as well as a reverse split of the common stock of eight (8) shares to one (1) share.

Item 5. Other Information

AMENDMENT OF CORPORATE NAME

At the Special Meeting, holders of a majority of shares of Common Stock voted to change the name of the Company from "STEAM CLEANING USA, INC." to "HUMANA TRANS HOLDING CORP." (the "Corporate Name Change"), by means of an amendment to the Company's Certificate of Incorporation and Certificate of Merger with its newly acquired subsidiary. The Board of Directors had previously adopted resolutions approving the Corporate Name Change and recommended that the Corporate Name Change be submitted to the Stockholders for their approval at the Special Meeting. The proposed amendment to the Certificate of Incorporation was approved by the requisite number of shares of Common Stock entitled to vote at the Special Meeting, and the Corporate Name Change and the proposed amendment to the Company's Certificate of Incorporation will become effective upon the filing of a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware, which is expected to occur shortly.

The Board of Directors determined that it was in the best interests of the Company to make certain acquisitions that are currently under discussion. These possible acquisitions are outside the current business of the Company. In addition, it is the belief of the Board of Directors that the Company should begin seeking other developmental ideas to nurture and expand upon in the future. In light of this, the Board of Directors determined that the name of the Company should be changed to better reflect the direction of the Company.

Accordingly, the Board of Directors decided that Article One of the Company's Certificate of Incorporation would be amended to change the Company's corporate name to "HUMANA TRANS SERVICES HOLDING CORP.", a name that will better reflect the Company's possible future entry into alternate business and the development of future business plans.

Stockholders holding approximately 72% of our outstanding common stock have approved and ratified the following resolution amending our Articles of
Incorporation:
                                       5

RELOCATION OF CORPORATE OFFICES

         The Company has relocated its Office to Trans Service Group, 7466 New Ridge Road, Suite 7, Hanover, Maryland 21076. The new phone number of the Company is: (410) 855-8758 or (888) 508-8866. The Registrant has a lease for the premises for a term of 3 years, with 30 months are left on the lease. The lease covers a total of approximately 5,000 square feet. The rent is $1,500 per month. The space is adequate for the needs of the registrant for the foreseeable time period and for its operations.



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
     3.4                   Bylaws (1)
    16.1                   Letter of change of Accountants (3)
    99.1                   Certification  of the Chief  Executive  Officer of  Humana Trans Services Holding Corp.,
                           pursuant  to 18 U.S.C.
                           Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Certification  of the Chief  Financial  Officer of  Humana Trans Services Holding Corp.,
                        pursuant  to 18 U.S.C.
                           Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) These documents are hereby incorporated by reference to Form 10SB filed November 21, 2000.

(2) These documents are incorporated by reference to the Form 8-K filed on June 29, 2001

(3) These documents are incorporated by reference to the Form 8-K filed on February 6, 2002.

(b) Reports from Form 8-K:
On July 10, 2003, the Company filed a Current Report on Form 8-K with regard the acquisition of Humana Trans Services Holding Corp., including the appointment of new Officers/Directors, Acquisition of Assets, Change of Name, Reverse Split of Common Stock and Relocation of Corporate Offices.

SIGNATURES
Humana Trans Services Holding Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on August 14, 2003.

/s/  Andrew B. Mazzone              Chairman of Board of Directors
-------------------------
Andrew B. Mazzone

/s/  Ron Shapps                     Director
---------------------------
Ron Shapps

/s/  James W. Zimbler               Director
---------------------------
James W. Zimbler

/s/  John Daly                      Director and President
---------------------------
John Daly

/s/  George L. Riggs, III           Chief Financial Officer
---------------------------
George L. Riggs, III

                                TABLE OF CONTENTS



FINANCIAL STATEMENTS                                                              PAGE

         Accountants Report                                                         F-1

         Balance Sheet as of June 30, 2003                                          F-2

         Statements of Operation for the nine months ended June 30, 2003 and for the period from inception (August 16, 2002) through
                  June 30, 2003                                                     F-3

         Statements of Operation for the three months
                  ended June 30, 2003                                               F-4

         Statement of Stockholders' Deficiency for the
                  period from inception (August 16, 2002)
                  Through June 30, 2003                                             F-5

         Statement of Cash Flows for the nine months ended June 30, 2003 and for the period from inception (August 16, 2002) through
                  June 30, 2003                                                     F-6

         Notes to the Financial Statement                                    F-7 - F-12




STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
June 30, 2003




INDEPENDENT ACCOUNTANTS'S REPORT

To the Board of Directors and Stockholders
TTI HOLDINGS OF AMERICA CORPORATION


I have reviewed the accompanying balance sheet of Steam Cleaning USA, Inc. as of June 30, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the nine months and three months ended, and from inception (August 16, 2002) through June 30, 2003. These financial statements are the responsibility of the Corporation's management.


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


Aaron Stein C.P.A.
Woodmere, New York
August 12, 2003

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.
BALANCE SHEET
              June 30, 2003






ASSETS

CURRENT ASSETS:
                            Cash and cash equivalents                                                                       $ 47
                            Loan receivable-related parties                                                                7,730
                                                                                                              -------------------
                                          total current assets                                                             7,777
                                                                                                              -------------------


Total Assets                                                                                                             $ 7,777
                                                                                                              ===================


LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
                            Accounts payable                                                                           $ 135,754
                            Accrued expenses                                                                              29,382
                            Convertible notes payable                                                                     35,000
                            Stockholder advances                                                                          70,794
                                                                                                              -------------------
                                          total current liabilities                                                      270,930
                                                                                                              -------------------

DEFICIENCY IN ASSETS:
                            Common stock, $.0001 par value, 50,000,000 shares authorized,
                               819,375 shares issued and outstanding                                                         655
                            Deficit accumulated during development stage                                                (263,808)
                                                                                                              -------------------
                                          total deficiency in assets                                                    (263,153)
                                                                                                              -------------------

Total liabilities and deficiency in assets                                                                               $ 7,777
                                                                                                              ===================






See notes to financial statements.
                                                                                                                             F-2

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
STATEMENTS OF OPERATION


                                                                                         Period from
                                                                                          Inception
                                                                  Nine Months         (August 16, 2002)
                                                                    ended                 through
                                                                   June 30,               June 30,
                                                                     2003                   2003
                                                               ------------------  ------------------------

SALES                                                                        $ -                       $ -

COST OF SALES
                                                               ------------------  ------------------------

GROSS PROFIT                                                                   -                         -
                                                               ------------------  ------------------------


GENERAL AND ADMINISTRATIVE                                                96,885                   114,436
                                                               ------------------  ------------------------

LOSS FROM DEBT ASSUMPTION                                                      -                   149,372
                                                               ------------------  ------------------------

NET LOSS BEFORE INCOME TAXES                                             (96,885)                 (263,808)
                                                               ------------------  ------------------------


INCOME TAXES


NET LOSS (LOSS)                                                        $ (96,885)               $ (263,808)
                                                               ==================  ========================


LOSS PER SHARE
    Basic                                                              $   (0.13)               $   (0.42)
                                                               ==================  ========================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                                                770,229                  624,504
                                                               ==================  ========================


See notes to financial statements.
                                                                                                       F-3


STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America Corp.)
STATEMENTS OF OPERATION
Six months ended June 30, 2003


                                                       Three months
                                                          ended
                                                        June 30,
                                                          2003
                                                     ----------------

SALES                                                              -
                                                     ----------------

COST OF SALES                                                      -
                                                     ----------------

GROSS PROFIT                                                       -
                                                     ----------------


GENERAL AND ADMINISTRATIVE EXPENSES                            7,500
                                                     ----------------


NET LOSS BEFORE INCOME TAXES                                  (7,500)
                                                     ----------------

INCOME TAXES                                                       -
                                                     ----------------

NET LOSS                                                    $ (7,500)
                                                     ================


LOSS PER SHARE
    Basic                                                    $ (0.01)
                                                     ================

AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
    Basic                                                    819,375
                                                     ================


See notes to financial statements                                F-4

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holding of America, Corp.)
STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
Period from inception (August 16, 2002) through June 30, 2003



                                                                                                             Deficit
                                                                                                            Accumulated
                                                                                Stock            Additional   During
                                                        Common Stock            Subscription       Paid-    Development
                                                      Shares       Amount       Receivable        Capital     Stage       Total
                                                    ------------------------------------------------------------------------------

(Inception) Issuance of Common Stock of
          Steam Cleaning USA, Inc-August 16, 2002      2,250,000      $ 1,800         $ (1,800)   $ -          $ -    -     $ -
    Issuance of stock for acquisition of
       TTI Holdings of America, Corp.                     250            -
..

       Net loss for year period 9-30-2002                                                                  (166,392)     (166,392)

                                                    ------------------------------------------------------------------------------

Balance at September 30, 2002                              2,250,250         1,800      (1,800)      -     (166,392)   $ (166,392)

    shares returned and new shares reissued               (1,587,125)       (1,270)      1,800                 (530)
          per 12-27-2002 amendment to agreements

    shares issued for compensation                           156,250           125                                            125

       Net loss for nine months ended 6-30-2003                   -             -           -       -       (96,886)      (96,886)
                                                    -------------------------------------------------------------------------------

Balance at June 30, 2003                                     819,375         $ 655         $ -     $ -   $ (263,808)   $ (263,153)
                                                    ===============================================================================



See notes to financial statements.

STEAM CLEANING USA, INC. AND SUBSIDIARIES
(A Company in the Development Stage)
(formerly TTI Holdings of America, Corp.)
STATEMENT OF CASH FLOWS




                                                                                                Period from
                                                                                                 Inception
                                                                    Nine Months              (August 16, 2002)
                                                                        ended                     through
                                                                   June 30, 2003              June 30, 2003
                                                              ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $ (96,885)                 $ (263,808)
    Adjustments to reconcile net loss to net
       cash used in operating activities:                                                                 149,392
          Impairment loss on Goodwill                                               -
          stock compensation                                                      455                         455
          Changes in assets and liabilities:
            Accounts payable                                                    4,032                      21,563
            Accrued expenses                                                   29,381                      29,381
                                                              ----------------------------------------------------

               Net cash used in operating activities                          (63,017)                    (63,017)
                                                              ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                          .                          .
    Acquisition of Goodwill                                                         -                           -
    Loan receivable-related parties                                            (7,730)                     (7,730)
                                                              ----------------------------------------------------

               Net cash used in investing activities                           (7,730)                     (7,730)
                                                              ------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                          -
    Proceeds from Stockholder advances                                         70,794                      70,794
    Proceeds from convertible notes payable                                         -                           -
                                                              ------------------------   -------------------------

               Net cash provided by financing activities                      70,794                      70,794
                                                              ------------------------   -------------------------


               NET INCREASE IN CASH                                                47                          47

CASH AND CASH EQUIVALENTS, Beginning                                               -                           -
                                                                                   --                          -

CASH AND CASH EQUIVALENTS, End                                                  $ 47                        $ 47
                                                               =======================    =========================

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
    Interest                                                                     $ -                         $ -
                                                               =======================   =========================
    Taxes                                                                        $ -                         $ -
                                                               =======================   =========================



SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES
       As of inception (August 16, 2002) the company capitalized goodwill of $149,392 based upon assuming Notes payable of $35,000 and accounts payable of $131,192 in conjunction with the reverse acquisition of TTI
          Holdings of America Corp.

See notes to financial statements.                                                                            F-6

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Steam Cleaning USA, Inc. & Subsidiaries (the company) at June 30, 2003 and changes in stockholders' deficit and cash flows for the nine months ended June 30, 2003 and the statements of operations for each of the nine and three months ended June 30, 2003 and from inception (August 16, 2002) through June 30, 2003. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB (Annual Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934) (File No. 000-28459).


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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $96,885 for the nine months ended June 30, 2003 and a loss from inception (August 16, 2002 through June 30, 2003 of $263,808. At June 30, 2003 current liabilities exceed current assets by approximately $263,000. The company needs to obtain additional financing to ensure that its present operating plan is met.

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

The original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) had approximately 90% of the stock outstanding of TTI on a post exchange basis. The shares were issued after the effectiveness of the five (5) for one (1) reverse split, on September 3, 2002; This resulted in the shareholders receiving an aggregate 18,000,000 shares (post reverse split basis). On December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares (18,000,000 shares post reverse split basis) issued were returned to the treasury and in their place a total 3,750,000 (post reverse spit basis) shares were reissued. These shares are prior to the eight (8) for one (1) reverse stock split as described in note 6

Simultaneously with the exchange, Steam Cleaning USA, Inc. (the Wisconsin corporation) merged into TTI with TTI changing its name to Steam Cleaning USA, inc. (a Delaware corporation) Such exchange diluted the ownership percentage of the prior TTI stockholders to less than a controlling interest 10 percent and resulted in the prior stockholders of Steam Cleaning USA, Inc. (Wisconsin) obtaining control of TTI.

As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange has been accounted for similar to an equity transaction resulting in a recapitalization of the accounting acquirer Steam Cleaning USA, Inc. (Wisconsin) with it remaining as the reporting entity. Because Steam Cleaning USA, Inc. (Delaware) (TTI) is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

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

Note 2---Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements included all majority-owned subsidiaries in which the Company exercises control. Investments in which the Company exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. Investments in which the Company does not exercise significant influence are recorded at cost (generally less than a 20% interest). All material inter company transactions have been eliminated.

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


NOTE 3---LOANS RECEIVABLE - RELATED PARTY

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

Note 5-Subsequent event

Stock Purchase Agreement - On July 1, 2003 the company entered into a stock purchase agreement to acquire 100% of the outstanding stock of Humana Trans Service Holding Corp. (Humana Holding) for 6,000,000 shares (reverse split basis) of Steam Cleaning USA Inc. common stock. Humana Holdings consists of a wholly owned subsidiary in the employee leasing industry that provides drivers for the trucking industry.

Stock Split - On June 25, 2003 the company filed with the SEC an amended Preliminary Schedule 14C (information statement) indicating the company intent of an eight for one reverse common stock split. All per share in formation has been retroactively adjusted for this.

CERTIFICATIONS

I, John Daly, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Humana Trans Services Holding Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 14, 2003
/s/      John Daly
--------------------------------
John Daly
President

I, George L Riggs, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Humana Trans Services Holding Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

August 14, 2003
/s/      George L Riggs, III
--------------------------------
George L Riggs, III
Chief Financial Officer