Form 10KSB
period 2003-09-30
HUMANA TRANS SERVICES HOLDING CORP
filed 2004-01-20
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _________ to _________

                        Commission file number: 000-30734

                       HUMANA TRANS SERVICES HOLDING CORP.
                 (Name of small business issuer in its charter)

        Delaware                                            11-3255619
        --------                                            ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


7466 New Ridge Road, Suite 7, Hanover, Maryland    21076
------------------------------------------------------------
(Address of Principal executive offices)         (Zip Code)

Issuer's telephone number (410) 855-8758
                          ---------------

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

The issuer's revenues for its most recent fiscal year:  $797,682

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2003 was approximately $4,469,284.

The number of shares of Common Stock outstanding, as of December 31, 2003 was:
6,345,188

Transitional Small Business Disclosure Format (check one): Yes ____; No  X

                       HUMANA TRANS SERVICES HOLDING CORP.
                          ANNUAL REPORT ON FORM 10-KSB

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                PAGE NO:
                                                                                --------
PART I........................................................................

ITEM 1.           DESCRIPTION OF BUSINESS.....................................
ITEM 2.           DESCRIPTION OF PROPERTY.....................................
ITEM 3.           LEGAL PROCEEDINGS...........................................
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDEDRS........

PART II.......................................................................

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION...................................................
ITEM 7.           FINANCIAL STATEMENTS........................................
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................
ITEM 8A.          CONTROLS AND PROCEDURES

PART III......................................................................

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF
                  THE EXCHANGE ACT............................................
ITEM 10           EXECUTIVE COMPENSATION......................................
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERNS
                  AND MANGAEMENT..............................................
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K............................
ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES .....................

                       HUMANA TRANS SERVICES HOLDING CORP.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT:

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

PRIOR TRANSACTIONS:

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

         On October 10, 2001, TTI entered into an agreement to merge Transventures into Cyberedge Enterprises, Inc, a Delaware corporation company that had recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TTI was to receive 20% of the total outstanding shares of Cyberedge at the closing. The purpose of the transaction was to allow Cyberedge's management, primarily its President, James W Zimbler, to develop the transportation and logistics business utilizing their in-house network of industry contacts. This transaction was never completed however.

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

         Pursuant to a Stock Purchase Agreement, dated August 15, 2002, entered into by the Registrant, the shareholders of the issued and outstanding shares of Steam Cleaning USA, Inc., have sold their shares to the Registrant to the issuance of a total of 90,000,000 shares of common stock. Steam Cleaning USA, Inc., a Wisconsin corporation, was set up by a group of outside individuals for the purpose of effectuating a transaction organized specifically to potentially acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty-five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. The shares were issued after the effectiveness of the five (5) for one
(1) reverse split, to be effective on September 3, 2002. At that time the shareholders will receive an aggregate total amount of 18,000,000 shares. The present owners of Steam Cleaning and Sterilization were slow to enter into serious meaningful discussions about a business combination, and on December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares issued were returned to the treasury and in their place a total of 5,000,000 shares were issued.

         On August 19, 2002 the company changed its name to Steam Cleaning USA, Inc.

RECENT TRANSACTIONS:

As of July 1, 2003, we entered into a Stock Purchase Agreement to purchase 100% of the stock of Humana Trans Services Holding Corp., a Delaware corporation ("Holding"). Holding is the owner of Humana Trans Services Group, Ltd., Skilled Tradesman, Inc., Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC. Holding was previously wholly-owned by our former Director, James W. Zimber, and other shareholders, as was set forthonthe filing of July 10, 2004. The purchase price for the 100% issued and outstanding shares of Holding is the issuance of 6,000,000 shares of common stock of the Company, to be issued after the effective date of the reverse 8 for 1 split of the common stock of the Company.


MANAGEMENT, EMPLOYEES AND CONSULTANTS:


         The Company has no employees other than the President, who currently does not receive cash compensation.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Executive and Corporate offices of the Company is located at 7466 New Ridge Road, Suite 7, Hanover, Maryland 21076. The phone number of the Company is: (410) 855-8758 or (888) 508-8866. Our subsidiary, Bio Solutions, has a lease for the premises for a term of 3 years, with 27 months left on the lease. The cost is paid by our subsidiary that is our main operating main unit, Humana Trans Services Group, Ltd. The lease covers a total of approximately 5,000 square feet. The rent is $1,500 per month. The space is adequate for the needs of the registrant for the foreseeable time period and for its operations.

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

         In May and June 2001, TTI entered into several letter agreements to acquire up to eleven separately owned comprehensive outpatient rehabilitation facilities ("CORF's") that were managed by a Florida based company named Total Health Care Consulting, Inc ("Total"). The Company was essentially acquiring the licenses to operate these CORF's with Total providing the back-office management functions. The acquisition of these CORF's was to have been executed by the distribution of shares of TTI to the CORF owners based upon certain financial criteria. On August 24, 2001 the Company terminated the agreements with the CORF owners and did not consummate the acquisitions upon being informed that certain representations regarding the financial condition of the CORFs and Total and other material matters were found to be not true. Although approximately 3,500,000 shares of TTI had been issued to the owners of the CORFs, the Shares have been cancelled on the books of the Company and are not recognized as issued and outstanding. Other than the legal, accounting and due diligence expenses incurred in the pursuit of this acquisition, no other costs were incurred. The Company does not anticipate any legal actions as a result of these cancelled transactions.


INDEMNIFICATION OF OFFICERS AND DIRECTORS

         At present we have not entered into individual indemnity agreements with our Officer or Director. However, our By-Laws and Certificate of Incorporation provide a blanket indemnification that we shall indemnify, to the fullest extent under Delaware law, our directors and officers against certain liabilities incurred with respect to their service in such capabilities. In addition, the Certificate of Incorporation provides that the personal liability of our directors and officers and our stockholders for monetary damages will be limited.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 12, 2003, the majority of shares entitled to vote approved a reverse split of one new share for each eight old shares of common stock, effective on June 30, 2003.

           On July 1, 2003, a majority of the shares entitled to vote approved the purchase of Humana Trans Services Holding Corp, pursuant to the terms and conditions as set forth on the Exhibit filed on Form 8-K on July 10, 2003.

           On July 21, 2003, the majority of shares entitled to vote of the Company voted to effectuate an Agreement of Merger between Human Trans Services Holding Corp and Steam Cleaning USA, Inc., whereby the two corporations were merged and Steam Cleaning USA, Inc., the surviving corporation took the name of Humana Trans Services Holding Corp.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL:

         We are authorized to issue 50,000,000 shares of Common Stock, at a par value $.0001 per share. As of December 31, 2003, the latest practicable date, there are 6,345,188 shares of common stock outstanding. The number of record holders of Common Stock as of September 30, 2002 is approximately 300.

COMMON STOCK:

         The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution or winding up, the holders of Common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the Common Stock. Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock

PRICE RANGES OF  HUMANA TRANS SERVICES HOLDING CORP. COMMON STOCK:

MARKET INFORMATION

         The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "HTSC". It was previously traded under the symbol SCLU until August 11, 2003 and TTIH until September 3, 2002.

         There is currently a limited trading market for the Company's Common Stock. The following chart lists the high and low closing bid prices for shares of the Company's Common Stock for each quarter within the last fiscal year. These prices are between dealers and do not include retail markups, markdowns or other fee and commissions, and may not represent actual transactions.

QUARTER OF FISCAL YEAR 2003:          HIGH BID      LOW BID    HIGH ASK      LOW ASK
----------------------------          --------      -------    --------      -------
First Quarter                           0.35         0.08         0.51         0.12
Second Quarter                          0.51         0.08         0.6          0.13
Third Quarter                           0.13         0.05         0.17         0.05
Fourth Quarter                          1.26         0.04         1.4          0.06

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

RESULTS OF OPERATIONS:

For the Year Ending September 30, 2003 vs. September 30, 2002

         Until July 1, 2003, the last quarter of the Company's fiscal year, the Company did not have an operating unit. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Company. Subsequent to July 1, 2004, the Company had $797,682 in sales, with the cost of revenues of $507,718 and other expenses, including interest expense of $33,368 and impairment of Goodwill of $469,005 for a total expenses of $1,016,937.

Humana's business is referred to as Employee Leasing. Humana has contracts with various businesses to provide employees to the business. The business then pays a fee to Humana. Out of this fee, the employee is paid, they receive benefits and Humana retains a portion for its administrative efforts. Examples of the types of services that Humana provides to its clients, include; Driver recruitment, including the placement of ads, interviewing, all testing and background checks, Driver leasing and Leased labor. Currently Humana operates in 5 states and has current annual revenues of approximately $2,000,000. Some of Humana's clients are Cardinal Healthcare, Giant Foods and Royal Ahold.

For the Year Ending September 30, 2003 vs. September 30, 2002

         During 2002, the Company did not report any sales from operations. Sales revenues and operating expenses previously reflected in the financial statements from the operations of Panama Industries, Ltd. were shown, as required, as a single caption titled "Loss from Discontinued Operations."

LIQUIDITY AND FINANCIAL RESOURCES

         As shown in the financial statements, the Company incurred a net loss of $712,628 during the year ended September 30, 2003 and has incurred substantial net losses for each of the past two years. At September 30, 2003, current liabilities exceed current assets by $790,974. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.

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

ITEM 7.    FINANCIAL STATEMENTS

              HUMANA TRANS SERVICES HOLDING CORP. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS
Balance Sheet as of September 30, 2003                                 F-1
Statements of Operations for the year
         ended September 30, 2003 and 2002                             F-2
Statements of Operations for the year
         ended September 30, 2003 and 2002                             F-3
Statements of Stockholders' Deficiency for year
         ended September 30, 2003 and 2002                             F-4
Statements of Cash Flows for the year
         ended September 30, 2003 and 2002                             F-5
Notes to Financial Statements                                         F6-F15

Aaron Stein
CERTIFIED PUBLIC ACCOUNT

                                                                981 ALLEN LANE
                                                                 P.O. BOX 406
                                                              WOODMERE, NY 11598
                                                                 516-569-0520

REPORT OF INDEPENDENT AUDITOR


To the Directors and stockholders

I have audited the accompanying sheet of Humana Trans Services Holding Corp. as of September 30, 2003 and the related statements of operations, owner's deficit and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materials misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to about present fairly, in all material respects, the financial position of Humana Trans Services Holding Corp. as of September 30, 2003 and the results of its operations and its cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from inception that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aaron Stein, CPA
Woodmere, New York
January 16, 2004

                       Humana Trans Services Holding Corp.

                                And Subsidiaries

                               September 30, 2003

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002

                                                                                  2003             2002
                                                                               -----------      -----------
ASSETS

CURRENT ASSETS:
             Cash and cash equivalents                                         $    16,084      $        --
             Accounts receivable                                                    88,346               --
             Employee advances                                                      11,990               --
             Other current assets                                                   15,949               --
                                                                               -----------      -----------
                    total current assets                                           132,369               --
                                                                               -----------      -----------

FIXED ASSETS                                                                         1,056               --
                                                                               -----------      -----------

OTHER ASSETS:
             Client list                                                            72,000               --
             Goodwill                                                              295,219               --
                                                                               -----------      -----------
                    total other assets                                             367,219               --
                                                                               -----------      -----------

Total Assets                                                                   $   500,644      $        --
                                                                               ===========      ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
             Accounts payable                                                  $   177,165      $        --
             Accounts payable and accrued expenses                                 262,832          131,192
             Payroll taxes payables                                                161,576
             Loans Payable                                                         690,045           35,000
                                                                               -----------      -----------
                    total current liabilities                                    1,291,618          166,192
                                                                               -----------      -----------

DEFICIENCY IN ASSETS:
             Common stock, $.0001 par value, 50,000,000 shares authorized,           1,272            1,800
             Less stock subscription receivable                                         --           (1,600)
                                                                               -----------      -----------
                                                                                     1,272              200
             Additional paid in capital                                             87,304
             Deficit accumulated during development stage                         (879,550)        (166,392)
                                                                               -----------      -----------
                    total deficiency in assets                                    (790,974)        (166,192)
                                                                               -----------      -----------

Total liabilities and deficiency in assets                                     $   500,644      $        --
                                                                               ===========      ===========

See notes to financial statements.

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       PERIOD FROM
                                                        INCEPTION
                                                    (AUGUST 16, 2002)
                                       YEAR ENDED        THROUGH
                                    SEPTEMEBER 30,     SEPTEMBER 30,
                                         2003              2002
                                     ------------      ------------
REVENUES                             $    797,682      $         --

COST OF REVENUES                          507,718
                                     ------------      ------------

GROSS PROFIT                              289,964                --

GENERAL AND ADMINISTRATIVE                500,219            17,000
                                     ------------      ------------

            Loss from operations         (210,255)          (17,000)
                                     ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                      (33,368)               --
    Impairment loss on Goodwill          (469,005)
                                     ------------      ------------

                                         (502,373)               --
                                     ------------      ------------

NET INCOME (LOSS)                    $   (712,628)     $    (17,000)
                                     ------------      ------------

LOSS PER SHARE
    Basic                            $      (0.09)     $      (0.09)
                                     ============      ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

    Basic                               7,661,828        18,000,000
                                     ============      ============

See notes to financial statements.

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
PERIOD FROM INCEPTION (AUGUST 16, 2002) THROUGH SEPTEMBER 30, 2002

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                     COMMON STOCK             STOCK       ADDITIONAL       DURING
                                              --------------------------   SUBSCRIPTION     PAID-IN      DEVELOPMENT
                                                 SHARES         AMOUNT      RECEIVABLE      CAPITAL         STAGE         TOTAL
                                              ------------    ----------    ----------    ------------    ----------    ----------
(Inception) Issuance of Common Stock of
    Steam Cleaning USA, Inc-August 16, 2002     18,000,000    $    1,800    $   (1,800)   $         --    $       --    $       --

Issuance of stock for acquisition of
    TTI Holdings of America, Corp.                   2,000    $       --                                                $       --

Receipt of Stock Subscription Receivable                                                                  $ (166,392)   $ (166,392)

       Net loss                                         --            --            --              --            --            --

Balance at September 30, 2002                   18,002,000         1,800        (1,800)             --      (166,392)     (166,392)

Shares returned and new shares reissued
    per 12-27-2002 amendment to agreements     (12,697,000)       (1,270)        1,800                          (530)

shares issued for compensation                   1,407,000           141                        87,304                      87,445

Shares issued for acquisition                    6,000,000           600                                                       600

       Net loss                                                                                             (712,628)     (712,628)
                                              ------------    ----------    ----------    ------------    ----------    ----------

Balance at September 30, 2003                   12,712,000         1,271            --          87,304      (879,550)     (790,975)
                                              ============    ==========    ==========    ============    ==========    ==========

See notes to financial statements.

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

                                                                           PERIOD FROM
                                                             FOR THE        INCEPTION
                                                              YEAR      (AUGUST 16, 2002)
                                                              ENDED         THROUGH
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               2003           2002
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $(712,628)     $(166,392)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Impairment loss on Goodwill                          469,005        149,392
          Stock compensation expenses                           87,445
          Amortization of customer list                          3,000
          Changes in assets and liabilities:
            Accounts receivable                                (88,346)
            Employee advances                                  (11,990)
            Other current assets                               (15,949)
            Accounts payable                                   177,165
            Accrued expenses                                   131,640
            Payroll taxes payable                              161,576
                                                             ---------      ---------
               Net cash used in operating activities           200,918         17,000
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Goodwill                                   (764,224)
    Acquisition of customer list                               (75,000)
                                                             ---------      ---------
               Net cash used in investing activities          (839,224)            --
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in loans payable                                  654,390             --
    Proceeds from convertible notes payable                                        --
                                                             ---------      ---------
               Net cash provided by financing activities       654,390             --
                                                             ---------      ---------

               NET INCREASE IN CASH                          $  16,084             --

CASH AND CASH EQUIVALENTS, Beginning                                --             --
                                                             ---------      ---------

CASH AND CASH EQUIVALENTS, End                               $  16,084      $      --
                                                             =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
    Interest                                                                $      --
                                                             =========      =========
    Taxes                                                                   $      --
                                                             =========      =========


See notes to financial statements.

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION, NATURE OF BUSINESS AND PURCHASE OF OPERATIONS

Organization

On August 16, 2002, (new) Steam Cleaning USA Inc., a Delaware corporation was organized (and formerly known as TTI Holdings of America Corp. (TTI)), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., the Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of Steam Cleaning USA, Inc. (the Wisconsin corporation) represented approximately 90% of the stock outstanding of TTI on a post exchange basis. Simultaneously with the exchange, Steam Cleaning USA, Inc. (the Wisconsin corporation) merged into TTI with TTI changing its name to Steam Cleaning USA, inc. (a Delaware corporation) Such exchange diluted the ownership percentage of the prior Steam Cleaning USA, Inc. stockholders to approximately 10 percent and resulted in the prior stockholders of Steam Cleaning USA, Inc. owning approximately 90 percent of outstanding shares. As a legal effect of the merger, TTI acquired all of the assets and assumed all the liabilities of Steam Cleaning USA, Inc. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which Steam Cleaning USA, Inc. (Wisconsin) acquired all the assets and liabilities of Steam Cleaning USA, Inc. (Delaware)(TTI) and recorded them at their fair value and as if Steam Clean USA, Inc. (Wisconsin) remained the reporting entity. The only assets of Steam Cleaning USA, Inc. (Delaware) (TTI) had a fair value of $107,000. Because Steam Cleaning USA, Inc. is the surviving entity for legal purposes, all equity transactions have been restated in terms of this corporation's capital structure.

Shown below is the fair value of net assets for the above business combination:

       Fair value of assets acquired                  $   -0-
       Less: fair value of liabilities assumed        $ 149,000
          Goodwill                                    $(149,000)

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

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


believe that the terms of these notes represent a beneficial conversion feature that represents fair value in excess of the notes' face value.

Concurrent with the consummation of the above described transaction the company affect a reverse split of 1 new share for every 5 shares outstanding.

Acquisitions:

On July 1, 2003 the company acquired Humana Trans Services Holding Corp. and its subsidiaries (as described below). The entity was incorporated in Delaware on April 25, 2003 issuing 1000 shares of common stock. (On July 1, 2003 the Company merged into Steam Cleaning USA, Inc. (Steam Cleaning) leaving Steam Cleaning as the surviving corporation. On August 4, 2003 Steam Cleaning filed a Certificate of Amendment to its Certificate of Incorporation changing its name to "Humana Trans Services Holding Corp.) The Company's certificate of incorporation authorized it to issue 20,000,000 shares of Common Stock with a par value of $ ..0001 per share and 5,000,000 shares of preferred stock, par value $.0001. Prior to the company's acquisition of Humana Trans Services Group, Ltd. and Bio Solutions LLC (see below) it had no operations.

Humana Trans Services Group, Ltd.

         On April 30, 2003 the HTSG entered into a Stock Purchase Agreement wherein it purchased from National Management Consulting Inc. (NMC)(a publicly traded company and sole stockholder of Humana Trans Services Group, Ltd.
(HTSG)), all the outstanding shares of HTSG. The majority of shareholders of HTSG were also shareholders of NMC. The purchase price was $255,000 for the stock of which $25,000 was paid at closing and the balance in the form of a promissory note that bears interest at the rate of five percent (10%), with interest and principle payable over a two year period. The Note is secured by stock owned by the majority shareholder of the company (and a former director/officer) in the following companies: NMC, Dominix, Inc., and CDKnet.com (all publicly traded companies). Also this stockholder gave a waiver to any right to receive any shares or proceeds of any shares of NMC. Humana has commenced operations in the employee leasing business whereby Humana contracts with various businesses to provide employees to the business. The recipient business then pays a fee to Humana out of which the employee is paid and Humana retains a portion for its administrative efforts.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows:

Cash                                                                  $  23,320
Accounts receivable                                                      18,648
Employee advances                                                         5,810
Fixed assets                                                              1,056
Intangible asset-customer list                                           79,500
Goodwill                                                                590,438
Accounts payable and accrued expenses                                  (174,894)
Payroll taxes payable                                                   (59,478)
Notes payable                                                          (229,400)
                                                                       --------
                                                                        255,000
                                                                       ========

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Results of HTSG are included in the Company's financial statements since the acquisition date.

$295,219 assigned to goodwill was written off at the date of acquisition. The write-off is included in general and administrative expenses. The $79,500 of acquired intangible assets have a weighted-average useful life of 4.5 years. Goodwill is expected to be fully deductible for tax purposes.

NTSG had previously entered into an employment contract with an individual who had previously operated the business. This individual owned and operated a similar business and was to become the chief operating officer of Humana. HTSG issued this individual 1,000,000 shares along with a salary arrangement for services to be rendered over a period of time. Shortly after the contract was executed this individual died. His shares have been cancelled and a lesser number of shares have been issued to settle with his estate.

Bio Solutions, LLC

In conjunction with the acquisition of HTSG the company assumed the operations of Bio Solutions LLC owned by the president of the company and who is also a significant stockholder of the company. No consideration was paid, however the transaction resulted in acquiring $143,622 of goodwill that the company considered impaired and has also been written down. Goodwill is expected to be fully deductible for tax purposes.

The fair values of assets acquired and liabilities assumed of Bio Solutions LLC at its acquisition date are as follows:

Cash                                                                  $  12,170
Accounts receivable                                                       4,901
Goodwill                                                                143,622
Accounts payable and accrued expenses                                   (36,011)
Loans payable

                                                                       (124,682)
                                                                       ========
                                                                       --------

                                                                              0

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company has reorganized as a management and holding company with a focus on acquiring and managing small enterprises that have potential growth prospects in similar lines of business as HTSG. The primary criteria for acquisition candidates are that they must be at or near profitability and exhibit potential for growth with a minimal amount of financing. Financing recently has been from stockholder advances and factoring accounts receivable.

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing a private placement of debt. Also, the Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor can there be a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation -- The consolidated financial statements include the accounts of Humana Trans Services Group, Ltd. and Bio Solutions, LLC a wholly owned subsidiary acquired in April 2003 (see note 1). Two new corporate subsidiaries, Skilled Tradesman, Inc. and Waste Remediation, Inc. were formed and have remained inactive. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition -- HTSG recognizes revenue based upon services performed and by employees and billed to customers.

Cash and Cash Equivalents -- For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheets.

The Company maintains their cash in a financial institution, which insures its deposits with the FDIC up to $100,000 per depositor.

Allowance For Doubtful Accounts -- Trade accounts receivable are stated net of any allowance for doubtful accounts. The Company estimates the allowance based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer's ability to pay. At September 30, 2003 management of the Company had determined no further reserve was required after writing off any potential bad debts.

Client List - Client list is being amortized on a straight-line basis over five years

Property and Equipment -- Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Maintenance and repairs are charged to expense as incurred; major renewals and improvements are capitalized.

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Fair Value of Financial Instruments -- The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable, related party receivables and accounts payable, accrued expenses, and stockholder advance approximate carrying value, principally because of the short maturity of those items. Note Payable-CDK.Net also approximates it fair based upon its maturity and the interest rate.

Income Tax -- federal income tax and to the extent that all the corporations have state income taxes they are accounted under an asset and liability method, which recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting bases of certain assets and liabilities of each entity of the combined group. As of September 30, 2003 the Company had no taxable income. As of June 30, 2003 a valuation allowance to offset any future benefit from net operating loss carry forwards has been established because management believes it is more likely than not that the deferred asset will not be recovered. The Company has tax net operating losses to offset future taxable income if such taxable income materializes and subject to certain limitations under the Internal Revenue Code.

Goodwill - Cost of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and assessed annually for impairment. If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 3 - ACCOUNTS RECEIVABLE FACTORING ARRANGMENT

On October 21, 2003 HTSG entered into a factoring arrangement whereby certain identified accounts receivable would be sold to AmeriFund Capital Group, LLC
(AFCG) up to a maximum of $500,000. AFCG will advance up to 80% of the face value of the accounts receivable. At the time of collection the factor will remit the remaining 20% of the face value of the receivable less a "discount fee" ranging from 2.50% (if 15 days elapsed) to 10.11% (91 days after elapsed). The arrangement is non-recourse to the company in the event of non-payment of an account by reason of bankruptcy and the factor maintains a security interest in all accounts receivable. The term of the arrangement is twelve months.

Note 4 - PAYROLL TAXES PAYABLE

In conjunction with the acquisition of Humana Trans Service Group (see Note 2) the company assumed delinquent past due state and federal payroll taxes. The balance of these liabilities are shown as $161,576 as of September 30, 2003. The company has also accrued estimated interest and penalties on these unpaid taxes. Additionally, several states have filed liens on the company. The company is currently paying all payroll taxes and intends to pay and settle with state and federal jurisdictions at time of receiving additional working capital.

NOTE 5-- LOANS PAYABLE

Loans payable at September 30, 2003 are as follows:

Due Humana Force Systems                                                $103,758
Due stockholder                                                         $ 25,000
Due stockholder / officer                                               $ 21,093
Due former officer                                                      $194,400
Note Payable - James W. Zimbler                                         $230,000
Convertible Notes Payable                                               $ 35,000
Other Note Payable                                                      $ 70,794
Note Payable - CDK.Net                                                  $ 10,000
                                                                        --------
                                                                        $690,045
                                                                        ========


Due Humana Force Systems - represents unsecured advances made to Bio Solutions for working capital. Humana Force Systems is a company that had operated in the same business as HTSG, whose owner became president of Human Trans Service Group, Inc., but who died before assuming control. There are no terms of repayment and it non-interest bearing.

Due Stockholder - represents an unsecured advance by the major stockholder for the company to make the down payment to National Management Consulting Inc. (see
Note 1). There are no terms of repayment and the advance is non-interest bearing.

Due Stockholder / Officer - This represents funds advances to Bio Solutions for working capital. There are no terms for repayment and is non-interest bearing. Also the advance is unsecured.

Due Former Officer - This amount represents funds advances by a former majority stockholder of National Management Consulting, who advanced funds to Humana Trans Services Group Ltd. for the purpose of acquiring a customer list and providing working capital. The advance is non-interest bearing, unsecured and requiring no terms for repayment. The loan is currently being negotiated to be paid through the issuance of common stock.

HUMANA TRANS SERVICE HOLDING CORP. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Note Payable - James W. Zimbler - This is the note issuance in conjunction with the acquisition of Humana Trans Service Group Ltd (see Note 1). The note is currently in default in that only the first few monthly payments were made, and therefore the entire amount has been classified current. On July 10, 2003 a settlement agreement was entered into by the company, National Management and the major shareholder of the company whereby the majority stockholder gave holdings in National Management Consulting and other companies that was being held as collateral in order to satisfy the obligation. A new obligation was created to this stockholder for an amount equal to the settlement.

Note Payable - CDK.Net - The company borrowed $10,000 on March 2, 2002 for a term of 180 days and therefore it is in default.

NOTE 6 - Lease Commitment

In August 2002, the company entered into lease for use of its headquarters in Maryland. The lease calls for payments of $1,770/month. Rent expense for period was $21,240 Additionally, the lease is guaranteed by the president of the company.

Non-cancelable payments over the term of the lease are as follows:

                      Twelve months ending:

                      September 30, 2004                  $21,240
                      September 30, 2005                  $19,470
                                                          -------
                                                          $40,710
                                                          =======


NOTE 7 - SUBSEQUENT EVENTS

Corporate Program Administrators, Inc.

On November 10, 2003 (with the effective date of the transaction January 1,
2004) the company entered into an asset purchase agreement to purchase certain assets of "Corporate Program Administrators, Inc." for the issuance of 385,000 shares of common stock and $25,000 cash. No liabilities are being assumed and certain assets such as accounts receivable and "prepaids" are being excluded from the purchase.

Personnel Management Solutions LLP

The company and "Personnel Management Solutions, LLP (PMS) have entered into a "memorandum of understanding on December 10, 2003" and "term left December 29, 2003" to pursue a "definitive purchase agreement." It is anticipated that the purchase price will be based upon three times adjusted net earnings of PMS payable 25% in cash plus the issuance of common stock of the company for the remaining %75. Completion of any purchase is contingent upon performance of adequate due diligence by the company.

Prior to the execution of a definitive agreement for the purchase of PMS by the company will manage all operations and accounts of PMS effective January 1, 2004. All operations are to continue to be processed by PMS, but will be in the name of the company. PMS will return ownership of all accounts and responsibility for all liabilities. The company will receive a fee of 0.05% of total gross payroll processed during this period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         We recently acquired Humana Trans Services Group, Ltd. and related companies. These companies are just developing and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in July 2003.

Limitations on the Effectiveness of Controls

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

         Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information with respect to the directors and executive officers as of December 31, 2003.

Name                              Age        Position
----                              ---        --------
Andrew B. Mazzone                 60         Chairman of the Board of Directors
Ron Shapps                        56         Director
John Daly                         52         Director and President
George L. Riggs, III, C.P.A.      53         Chief Financial Officer


           All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors

Andrew B. Mazzone, 60, Chairman of the Board

           Mr. Mazzone has been the Chairman of the Company since its inception until August 2002. He resigned as Chief Executive Officer and President effective November 1, 2001 and from the Board of Directors in August 2002. He was reappointed to the Board of Directors in December 2002. From 1970 until February 15, 1995, Mr. Mazzone was employed by Metco, Westbury, NY, a subsidiary of the Perkin Elmer Corp. The Company was acquired by a foreign holding corporation, which changed the Company's name to Sulzer Metco. Mr. Mazzone, as President, resigned from Sulzer Metco after the acquisition of the Company. Mr. Mazzone did so to pursue his belief that there is an unexploited opportunity in the thermal spray industry to set up industrial thermal spray shops around the world, excluding the areas of Europe and the United States. In this endeavor, he left Sulzer Metco on good terms and with the understanding that his strategy, if successful, would mean even more business for Sulzer Metco Corporation. Some of the highlights of Andrew Mazzone's Metco career include positions as Director of Logistics, Director of Sales and Marketing, Director of Manufacturing, Executive Vice President and President. Mr. Mazzone has degrees from Babson College, Babson Park, Massachusetts, in finance and an advanced degree in economics, with a specialty in economic history.

Ron Shapss, 56, Director

Mr. Shapss is the founder of Ronald Shapss Corporate Services, Inc., ("RSCS") a company engaged in consolidating fragmented industries since 1992. RSCS was instrumental in facilitating the roll-up of several companies into such entities as U.S. Delivery, Inc., Consolidated Delivery & Logistics, Inc. and Corestaff, Inc. Mr. Shapss was also the founder of Coach USA, Inc. and is presently on the advisory boards of Consolidated Partners Founding Fund, L.L.C., and 1+ USA, Inc., which founded Advanced Communications Group, Inc. (ADG), a CLEC which trades on the New York Stock Exchange. A 1970 graduate of Brooklyn Law School, Mr. Shapss is a member of the New York bar.

John Daly, 52, Director and President

Currently Mr. Daly is President of Humana Trans Services Holding Corp, as well as all of the subsidiaries. Mr. Daly possesses over twenty years of Sales and Marketing in the shipping and transportation industry. He was the Executive Vice President of HumanaSource Corporation a multi-million dollar company that provides driver leasing and was responsible for the daily operation of the company. Prior to HumanaSource Corporation, Mr. Daly served as Chief Operating Office of Automated Ordering Systems, a regionally successful company providing automated solutions and related services for the transportation industry. He managed all corporate operations, software development and new business in growing the company to over $3 million. Over the course of the last 20 years, Mr. Daly has managed the successful growth of three corporate entities.

George L. Riggs, III, C.P.A., 53, Chief Financial Officer.

         George L. Riggs, III, C.P.A., was the founder and Managing partner of Riggs & Associates, LLP prior to joining the firm of Centerprise/Scillia Dowling & Natarelli (formerly Simione Scillia Larrow & Dowling LLC) as an audit and accounting principal. He left the firm in October 2002 to return to a solo practice. He specializes in public and privately held corporations, with significant experience in mergers and acquisitions, litigation support, and bankruptcy and reorganizations matters. He has over twenty-five years experience in public accounting, including 13 years as a partner at Deliotte & Touche, LLP. He spent ten years as the Professional Practice Director for the Hartford, New Haven and Waterbury offices. In this position, he was responsible for the review of all engagements to ascertain compliance with professional guidelines and technical consultations on all clients in the areas of accounting, auditing and securities. He is a graduate of the University of Hartford where he received the Regents Honor award for graduating first from the school of business administration. He also holds an MBA degree from the University of Connecticut with a specialization in finance. He received a certificate of merit from the Massachusetts Society of CPAs for passing the CPA exam at the first sitting. George has conducted many continuing education seminars for his prior firms and the Connecticut Society of CPAs as well as spoken to many professional groups on certain industry, technical and financing subjects. He holds a CPA certificates in Connecticut and Vermont. He is a member of the American Institute of Certified Public Accountants.

ITEM 10. EXECUTIVE COMPENSATION

         For the fiscal year ended September 30, 2003, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

                                Capacities in                                                           Aggregate
                                Which Remuneration                                       Cash           Restricted Share
Name                            was Received                    Period Ended             Payment        Remuneration
---------------------------------------------------------------------------------------------------------------------------
Andrew B. Mazzone               Chairman                        September 30, 2003       -0-            350,000 (1)
John Daly                       Director and President          September 30, 2003       $78,975        700,000 (1)
James W. Zimbler                Director (2)                    September 30, 2003       $39,500        1,700,000 (1)
Ron Shapps                      Director                        September 30, 2003       -0-            200,000 (1)

(1) Restricted Stock issued pursuant to Stock Purchase Agreement, dated as of July 1, 2003 between Steam Cleaning USA, Inc., and Humana Trans Services Holding Corp.

(2)      Resigned as a director as of December 1, 2003.

DIRECTOR COMPENSATION:

         Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

DIRECTOR AND OFFICER INSURANCE:

         The Company has no directors and officers ("D & O") liability insurance at this time. It is the intention of the Company to seek such coverage in the next fiscal year.

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

         On December 30, 2002, the Company announced that the shares issued as a result of the Steam Cleaning transaction were being cancelled and re-issued. As a result, the table below reflects the new stock issuance, as of December 31, 2003.

         As of December 31, 2003, a total of 6,345,188 shares of Common Stock, have been issued and are outstanding.

Shareholder*                                             Number        Percentage Ownership (4)
------------------------------------------------------------------------------------------------
Andrew B. Mazzone (1)(2)(3)                              636,250                %
Ron Shapss (1)                                           200,000              3.0%
James W. Zimbler                                       1,856,250             27.8%
John Daley (1)                                           700,000             10.4%
George L. Riggs, III (1)                                 315,625              4.7%

Directors and Officers as a group:                     3,551,875

*        Address of shareholder is c/o the Company, unless otherwise indicated

(1)      Director and/or Officer

(2) Shares have been authorized by the Board of Directors but have not been issued as of the filing date and are not included in the shares issued and outstanding, but are counted for purposes of control.

(3) 1,250,000 was authorized by the Board of Directors on August 15, 2002, but not issued and would equal 156,250 after the proposed reverse split. The number of shares listed prior to July 1, 2003, and prior to the proposed reverse split includes this amount of shares

(4) Percentage of ownership is based on the 672,208 shares issued and outstanding after the proposed reverse split of 8 to 1, and the issuance of an additional 6,000,000 shares as a result of this transaction for a total issued and outstanding of approximately 6,672,208.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ISSUANCE OF STOCK:

As a result of the transaction of July 1, 2003, the Company issued the following shares of common stock:

James W. Zimbler                                        1,700,000
John Daley                                                700,000
George L. Riggs, III                                      300,000
Michael S. Krome                                          300,000
Anthony B. Mazzone                                        350,000
Ron Shapss                                                200,000
Mike Boyle                                                200,000
New Century Capital Consultants, Inc.                     400,000
Rick Holland                                              700,000
Augusta Sapienza                                          250,000
Shannon Strong                                            100,000
Candice McDonald                                           50,000
Kenneth C. Parsteck                                        75,000

         On September 9, 2003, the Company issued the following shares of common stock for the payment of certain expenses:

         150,000 shares of common stock to be issued to Jim Lyons, pursuant to the Consulting Agreement between the parties;

         2,000 shares of common stock to be issued to Hector Cruz of Manhattan Transfer & Registrar Company for services rendered to the Corporation;

         1,250 shares of common stock to be issued to Shai Z. Stern, for EDGAR services performed on behalf of the Company;

         1,250 shares of common stock to be issued to Seth Farbman, for EDGAR services performed on behalf of the Company; and

         2,500 shares of common stock to be issued to Michael S. Krome, Esq., for legal services performed on behalf of the Company.


ITEM 13.   EXHIBITS

                                INDEX TO EXHIBITS
--------------------------------------------------------------------------------------------
    SEC REFERENCE                               TITLE OF DOCUMENT
        NUMBER
--------------------------------------------------------------------------------------------
         3.1                        Articles of Incorporation                         (1)
--------------------------------------------------------------------------------------------
         3.2                        Amendment to Articles of                          (1)
                                    Incorporation
--------------------------------------------------------------------------------------------
         3.3                        Additional Amendments to                          (1)
                                    Articles of Incorporation
--------------------------------------------------------------------------------------------
         3.4                        Bylaws                                            (1)
--------------------------------------------------------------------------------------------
         3.5                        Agreement of Merger filed with the State          (2)
                                    of Delaware for merger of Corporations
--------------------------------------------------------------------------------------------
        31.1                        Certification of Chief Executive Officer          (2)
                                    under Section 302 of the Sarbanes-Oxley Act
                                    of 2003.
--------------------------------------------------------------------------------------------
        31.2                        Certification of Chief Financial Officer          (2)
                                    under Section 302 of the Sarbanes-Oxley Act
                                    of 2003.
--------------------------------------------------------------------------------------------
        32.1                        Chief Executive Officer Certification             (2)
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------
        32.2                        Chief Financial Officer Certification             (2)
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.



(1) These documents are hereby incorporated by reference to Form 10-SB filed November 21, 2000.

(2)      Filed herewith

Reports on Form 8-K

The Following Reports on Form 8-k were filed during the last quarter covered by this report: July 10, 2003, with respect to Item 1, Change of Control of Registrant; Item 2, Acquisition or Disposition of Assets; Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         During the fiscal year ended September 30, 2003, no audit, audit-related, tax or other fees were paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Delaware corporation that are filed herewith as those of the Company. See
Item 7, "Financial Statements", above.

         During the fiscal year ended September 30, 2003, the Registrant did not have an audit committee.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Humana Trans Services Holding Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on January 15, 2004.

HUMANA TRANS SERVICES HOLDING CORP

By /s/ John Daly
   -----------------------------------
        John Daly, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on January 15, 2004.

Signature                                   Title                               Date
------------                                ------                              ------
/s/ Andrew B. Mazzone                   Chairman                            January 15, 2004
--------------------------------
         Andrew B. Mazzone


/s/ Ronald Shapss                       Director                            January 15, 2004
--------------------------------
         Ronald Shapss


/s/ John Daly                           CEO, President                      January 15, 2004
--------------------------------
         John Daly                      Director


/s/ George L. Riggs, III                Chief Financial Officer             January 15, 2004
--------------------------------
George L. Riggs, III