Form 10QSB
period 2003-12-31
HUMANA TRANS SERVICES HOLDING CORP
filed 2004-02-17
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: December 31, 2003
                        Commission file number: 000-30734

                       HUMANA TRANS SERVICES HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      11-3255617
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

              7466 New Ridge Road, Suite 7, Hanover, Maryland 21076
                    (Address of principal executive offices)

                                 (410) 855-8758
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]       No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $0.0001 par value                    9,376,188
               (Class)                     (Outstanding as of February 16, 2004)

                       HUMANA TRANS SERVICES HOLDING CORP.
                                   FORM 10-QSB
                                December 31, 2003


                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets.........................................F-2
         Consolidated Statements of Operations...............................F-3
         Consolidated Statements of Cash Flows...............................F-4
         Consolidated Statements of Stockholders' Equity.....................F-5
         Notes to Consolidated Financial Information.........................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation............11

Item 3   Controls and Procedures..............................................16


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes In Securities................................................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission Of Matters To A Vote Of Security Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

Signatures....................................................................18

Certifications................................................................19

PART I:  FINANCIAL INFORMATION


                       Humana Trans Services Holding Corp.
                                And Subsidiaries
                                December 31, 2003



TABLE OF CONTENTS                                                        Page


FINANCIAL STATEMENTS

       Balance Sheet as of December 31, 2003                             F-1
       Statements of Operations for the year
            ended December 31, 2003 and 2002                             F-2
       Statements of Operations for the year
            ended December 31, 2003 and 2002                             F-3
       Statements of Stockholders' Deficiency for year
            ended December 31, 2003 and 2002                             F-4
Statements of Cash Flows for the year
            ended December 31, 2003 and 2002                             F-5
       Notes to Financial Statements                                  F6-F11

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER  31, 2003 AND 2002

                                                                                                2003           2002
                                                                                            -----------    -----------
ASSETS

CURRENT ASSETS:
                            Cash and cash equivalents                                       $    35,216    $        --
                            Accounts receivable                                                  88,157             --
                            Loan receivable - related party                                          --            100
                            Employee advances                                                    11,990             --
                            Other current assets                                                 15,995             --
                                                                                            -----------    -----------
                                         TOTAL CURRENT ASSETS                                   151,358            100
                                                                                            -----------    -----------

FIXED ASSETS                                                                                      1,056             --
                                                                                            -----------    -----------

OTHER ASSETS:
                            Client list                                                          68,500             --
                                                                                            -----------    -----------
                                         TOTAL OTHER ASSETS                                      68,500             --
                                                                                            -----------    -----------
Total Assets                                                                                $   220,914    $       100
                                                                                            ===========    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:
                            Accounts payable                                                $   207,959    $   137,191
                            Accrued expenses                                                    335,447          4,600
                            Payroll taxes payables                                              254,925             --
                            Loans Payable                                                       464,551         62,310
                                                                                            -----------    -----------
                                         TOTAL CURRENT LIABILITIES                            1,262,882        204,101
                                                                                            -----------    -----------
DEFICIENCY IN ASSETS:
                            Common stock, $.0001 par value, 50,000,000 shares authorized,         1,271            656
                                    6,345,188 shares outstanding in 2003
                            Less stock subscription receivable                                       --             --
                                                                                            -----------    -----------
                                                                                                  1,271             --
                            Additional paid in capital                                           87,304
                            Deficit accumulated during development stage                     (1,130,543)      (204,657)
                                                                                            -----------    -----------
                                         TOTAL DEFICIENCY IN ASSETS                          (1,041,968)      (204,001)
                                                                                            -----------    -----------
Total liabilities and deficiency in assets                                                  $   220,914    $       100
                                                                                            ===========    ===========


See notes to financial statements.
                                                                             F-2

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                                    2003            2002
                                                -----------    -----------

REVENUES                                        $   955,639    $        --

COST OF REVENUES                                    631,721
                                                -----------    -----------

GROSS PROFIT                                        323,918             --


GENERAL AND ADMINISTRATIVE                          462,216         38,265
                                                -----------    -----------

            Loss from operations                   (138,298)       (38,265)
                                                -----------    -----------

OTHER INCOME (EXPENSE):
    Interest expense                                (21,876)            --
                                                -----------    -----------
                                                    (21,876)            --
                                                -----------    -----------

NET INCOME (LOSS)                               $  (160,174)   $   (38,265)
                                                -----------    -----------


LOSS PER SHARE
    Basic                                       $     (0.03)   $     (0.03)
                                                ===========    ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    Basic                                         6,345,188      1,200,000
                                                ===========    ===========




See notes to financial statements.
                                                                             F-3

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN ASSETS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                               COMMON STOCK        ADDITIONAL
                                                        -----------------------     PAID-IN
                                                          SHARES        AMOUNT      CAPITAL      DEFICIT        TOTAL
                                                        ----------   ----------   ----------   ----------    ----------
Balance at September 30, 2003                            6,345,187        1,161       87,414     (970,369)     (881,794)

    Net loss the three months ended December 31, 2003           --           --           --     (160,174)     (160,174)
                                                        ----------   ----------   ----------   ----------    ----------

Balance at September 30, 2003                                                                  (1,130,543)   (1,041,968)
                                                        ==========   ==========   ==========   ==========    ==========

HUMANA TRANS SERVICES HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                           2003         2002
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(160,174)   $ (38,265)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Impairment loss on Goodwill                             --           --
       Stock compensation expenses                             --          455
       Amortization of customer list                        3,500           --
       Changes in assets and liabilities:
          Accounts receivable                                 189           --
          Employee advances                                    --           --
          Other current assets                                (47)          --
          Accounts payable                                 30,794        6,000
          Accrued expenses                                 72,615        4,600
          Payroll taxes payable                            93,349           --
                                                        ---------    ---------
            Net cash used in operating activities          40,226      (27,210)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Goodwill                                      --           --
  Acquisition of customer list                                 --           --
   Loan receivable - related party                             --         (100)
                                                        ---------    ---------
            Net cash used in investing activities              --         (100)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase(Decrease) in loans payable                     (21,094)          --
  Proceeds from stockholder advances                           --       27,310
  Proceeds from convertible notes payable                      --           --
                                                        ---------    ---------
            Net cash provided by financing activities     (21,094)      27,310
                                                        ---------    ---------

            NET INCREASE IN CASH                        $  19,132    $      --

CASH AND CASH EQUIVALENTS, Beginning                       16,084           --
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, End                          $  35,216    $      --
                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
Interest                                                $  21,876    $      --
                                                        =========    =========
Taxes                                                   $      --    $      --
                                                        =========    =========

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Humana Trans Services Holding Corp. & Subsidiaries. (the Company) at December 31, 2003 and, statements of operations, changes in stockholders' deficit and cash flows for the three months ended December 31, 2003. For further information, refer to the financial statements and disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-KSB (Annual Report Pursuant to
Section 13 or 15(d) of the Securities Act of 1934) (File No. 000-30734).

NOTE 2 -- ORGANIZATION, NATURE OF BUSINESS AND PURCHASE OF OPERATIONS

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

Acquisitions:

On July 1, 2003 the company acquired Humana Trans Services Holding Corp. and its subsidiaries (as described below). The entity was incorporated in Delaware on April 25, 2003 issuing 100 shares of common stock. (On July 1, 2003 the Company merged into Steam Cleaning USA, Inc. (Steam Cleaning) leaving Steam Cleaning as the surviving corporation. On August 4, 2003 Steam Cleaning filed a Certificate of Amendment to its Certificate of Incorporation changing its name to "Humana Trans Services Holding Corp.) The Company's certificate of incorporation authorized it to issue 20,000,000 shares of Common Stock with a par value of $ ..0001 per share and 5,000,000 shares of preferred stock, par value $.0001. Prior to the company's acquisition of Humana Trans Services Group, Ltd. and Bio Solutions LLC (see below) it had no operations.

Humana Trans Services Group, Ltd.

On April 30, 2003 the HTSG entered into a Stock Purchase Agreement wherein the it purchased from National Management Consulting Inc. (NMC)(a publicly traded company and sole stockholder of Humana Trans Services Group, Ltd. (HTSG)), all the outstanding shares of HTSG. The majority of shareholders of HTSG were also shareholders of NMC. The purchase price was $255,000 for the stock of which $25,000 was paid at closing and the balance in the form of a promissory note that bears interest at the rate of five percent (10%), with interest and principle payable over a two year period. The Note is secured by stock owned by the majority shareholder of the company (and a former director/officer) in the following companies: NMC, Dominix, Inc., and CDKnet.com (all publicly traded companies). Also this stockholder gave a waiver to any right to receive any shares or proceeds of any shares of NMC. Humana has commenced operations in the employee leasing business whereby Humana contracts with various businesses to provide employees to the business. The recipient business then pays a fee to Humana out of which the employee is paid and Humana retains a portion for its administrative efforts.

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

The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing a private placement of debt. Also, the Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation-- The consolidated financial statements include the accounts of Humana Trans Services Group, Ltd. and Bio Solutions, LLC a wholly owned subsidiary acquired in April 2003 (see note 1). Two new corporate subsidiaries, Skilled Tradesman, Inc. and Waste Remediation, Inc. were formed and have remained inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Client List - Client list is being amortized on a straight line basis over five years

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

Note 4 - PAYROLL TAXES PAYABLE

In conjunction with the acquisition of Humana Trans Service Group (see Note 2) the company assumed delinquent past due state and federal payroll taxes. The balance of these liabilities is shown in the balance sheet of December 31, 2003. The company has also accrued estimated interest and penalties on these unpaid taxes. Additionally, several states have filed liens on the company. The company is currently paying all payroll taxes and intends to pay and settle with state and federal jurisdictions at time of receiving additional working capital.

NOTE 5-- LOANS PAYABLE

Loans payable at September 30, 2003 are as follows:

         Due Humana Force Systems                 $103,758
         Due Stockholder/owner                      95,793
         Note Payable - James W. Zimbler           230,000
         Convertible Notes Payable                  35,000
                                                  --------
                                                  $464,551
                                                  ========

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

NOTE PAYABLE -JAMES ZIMBLER - This is the note issuance in conjunction with the acquisition of Humana Trans Service Group Ltd (see Note 1). The note is currently in default in that only the first few monthly payments were made, and therefore the entire amount has been classified current. On July 10, 2003 a settlement agreement was entered into by the company, National Management and the major shareholder of the company whereby the majority stockholder gave holdings in National Management Consulting and other companies that was being held as collateral in order to satisfy the obligation. A new obligation was created to this stockholder for an amount equal to the settlement.

In addition, included in accounts payable is an advance of $36,000 from a partnership owned by three stockholders and an officer of the Company. The proceeds of this advance were used to partially pay workman's compensation insurance for the Company.

NOTE 6 - Lease Commitment

In August 2002, the company entered into lease for use of its headquarters in Maryland. The lease calls for payments of $1,770/month. Rent expense for period was $21,240 Additionally, the lease is guaranteed by the president of the company.

Noncancellable payments over the term of the lease are as follows:

                     Twelve months ending:

                     December 31, 2004                $21,240
                     December 31, 2005                $14,160
                                                      -------
                                                      $35,400
                                                      =======

NOTE 7 - SUBSEQUENT EVENTS

Corporate Program Administrators, Inc.

On November 10, 2003, the company entered into an asset purchase agreement to purchase certain assets of "Corporate Program Administrators, Inc." for the issuance of 385,000 shares of common stock and $25,000 cash. No liabilities are being assumed and certain assets such as accounts receivable and "prepaids" are being excluded from the purchase.

The Parties have executed an Amendment to the Asset Purchase Agreement, amending the effective date of the asset purchase to January 1, 2004, and amending the purchase price to be 306,000 shares of common stock of the registrant, including all previous cash and excluded assets being purchased.

The transaction will be effective within the second fiscal quarter ended March 31, 2004.

Personnel Management Solutions LLP

The company and "Personnel Management Solutions, LLP (PMS) have entered into a "memorandum of understanding on December 10, 2003" and "term left December 29, 2003" to pursue a "definitive purchase agreement." It is anticipated that the purchase price will be based upon three times adjusted net earnings of PMS payable 25% in cash plus the issuance of common stock of the company for the remaining 75% of the purchase price, which is to be determined. Completion of any purchase is contingent upon performance of adequate due diligence by the company.

Prior to the execution of a definitive agreement for the purchase of PMS by the company will manage all operations and accounts of PMS effective January 1, 2004. All operations are to continue to be processed by PMS, but will be in the name of the company. PMS will retain ownership of all accounts and responsibility for all liabilities. The company will receive a fee of 0.05% of total gross payroll processed during this period.

It is anticipated that the Registrant will complete the transaction with PMS will close in the second fiscal quarter, ended March 31, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

Humana Trans Services Holding Corp., formerly Steam Cleaning USA, Inc., formerly TTI Holdings of America Corp was incorporated in November 1994 under the laws of the State of Delaware under the name Thermaltec International, Corp. On May 18, 2001, Thermaltec changed its name to TTI Holdings of America Corp. ("TTI" or the "Company"). From its inception until July 2001, TTI was primarily engaged in the thermal spray coating industry in the U.S. and Costa Rica. In July 2001, TTI divested the operations of its thermal spraying business, formerly consolidated in its wholly-owned subsidiary Panama Industries, Ltd, to its shareholders of record as of June 22, 2001 in the form of a stock dividend on the basis of one
(1) share of Panama for every three (3) shares of TTI owned (the "Panama Spin-off"). Accordingly, as of July 2, 2001, TTI was no longer in the thermal spraying business and has been operating as a holding company focused on developing new business opportunities.

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

Pursuant to a Stock Purchase Agreement, dated August 15, 2002, entered into by the Registrant, the shareholders of the issued and outstanding shares of Steam Cleaning USA, Inc., have sold their shares to the Registrant to the issuance of a total of 90,000,000 shares of common stock. Steam Cleaning USA, Inc., a Wisconsin corporation, was set up by a group of outside individuals for the purpose of effectuating a transaction organized specifically to potentially acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty-five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. The shares were issued after the effectiveness of the five (5) for one
(1) reverse split, to be effective on September 3, 2002. At that time the shareholders will receive an aggregate total amount of 18,000,000 shares. The owners of Steam Cleaning and Sterilization were slow to enter into serious meaningful discussions about a business combination, and on December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares issued were returned to the treasury and in their place a total of 5,000,000 shares were issued. On August 19, 2002 the company changed its name to Steam Cleaning USA, Inc.

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

RECENT TRANSACTIONS:

Corporate Program Administrators, Inc.

On November 10, 2003, the company entered into an asset purchase agreement to purchase certain assets of "Corporate Program Administrators, Inc." for the issuance of 385,000 shares of common stock and $25,000 cash. No liabilities are being assumed and certain assets such as accounts receivable and "prepaids" are being excluded from the purchase.

The Parties have executed an Amendment to the Asset Purchase Agreement, amending the effective date of the asset purchase to January 1, 2004, and amending the purchase price to be 306,000 shares of common stock of the registrant, including all previous cash and excluded assets being purchased.

The transaction will be effective within the second fiscal quarter ended March 31, 2004.


Personnel Management Solutions LLP

The company and "Personnel Management Solutions, LLP (PMS) have entered into a "memorandum of understanding on December 10, 2003" and "term left December 29, 2003" to pursue a "definitive purchase agreement." It is anticipated that the purchase price will be based upon three times adjusted net earnings of PMS payable 25% in cash plus the issuance of common stock of the company for the remaining 75% of the purchase price, which is to be determined. Completion of any purchase is contingent upon performance of adequate due diligence by the company.

Prior to the execution of a definitive agreement for the purchase of PMS by the company will manage all operations and accounts of PMS effective January 1, 2004. All operations are to continue to be processed by PMS, but will be in the name of the company. PMS will retain ownership of all accounts and responsibility for all liabilities. The company will receive a fee of 0.05% of total gross payroll processed during this period.

It is anticipated that the Registrant will complete the transaction with PMS will close in the second fiscal quarter, ended March 31, 2004

RESULTS OF OPERATIONS

Until July 1, 2003, the last quarter of the Registrant's fiscal year, ending September 30, 2003, the Registrant did not have an operating unit. Therefore a comparison of sales to the previous year is not an accurate representation of the increase or decrease of the revenues, costs and sales of the Registrant. Subsequent to July 1, 2004, the Registrant had $797,682 in sales, with the cost of revenues of $507,718 and other expenses, including interest expense of $33,368 and impairment of Goodwill of $469,005 for total expenses of $1,016,937.

For the quarter ended December 31, 2003, the Registrant had Revenues of $955,639, compared to no revenues for the quarter ended December 31, 2002, with Cost of revenues of $631,721 compared to no cost in the comparison quarter. Gross profit for the fiscal quarter was $323,918, compared to no gross profit in the fiscal quarter ended December 31, 2002. Administrative expenses were $462,216 for the recent fiscal quarter resulting in a loss from operations of $138,298. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase.

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


FOR THE QUARTER ENDED ENDING DECEMBER 31, 2002 VS. DECEMBER31, 2002

For the quarter ended December 31, 2003, the Registrant had Revenues of $955,639, compared to no revenues for the quarter ended December 31, 2002, with Cost of revenues of $631,721 compared to no cost in the comparison quarter. Gross profit for the fiscal quarter was $323,918, compared to no gross profit in the fiscal quarter ended December 31, 2002. Administrative expenses were $462,216 for the recent fiscal quarter resulting in a loss from operations of $138,298. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase. Cash and cash equivalents rose from $100 to $35,216, Accounts receivable were $88,157 from none and Employee Advances and Other Current Assets rose to $27,985 from none. Liabilities in the quarter ended December 31, 2003 rose to $1,262,882, including Accounts payable of $207,959, Accrued expenses of $335,447 and payroll taxes payables of $254,925, from the quarter ended December 31, 2002 which were $204,101.

It is anticipated that the addition of the operations from Corporate Program Administrators, Inc. and Personnel Management Solutions LLP will increase the Revenues and Current Assets substantially over the increase in Cost of Revenues and the increase in liabilities.

LIQUIDITY AND FINANCIAL RESOURCES

The Company incurred a net loss of $712,628 during the year ended September 30, 2003 and for the period ended December 31, 2003 incurred a net loss of $160,714 and has incurred substantial net losses for each of the past two years. At September 30, 2003, current liabilities exceed current assets by $790,974, and for the period ended December 31, 2003, the current liabilities exceed current assets by $1,111,524. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The ultimate success of these measures is not reasonably determinable at this time.


RISK FACTORS

Much of the information included in this statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Key Personnel

All of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, some of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain sales and marketing and operational personnel, any business we acquire could be materially adversely affected. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Possible Volatility of Share Prices

Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations.
Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our Certificate of Incorporation and By-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Delaware law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of our company under Delaware law or otherwise, we have been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Delaware, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.


ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of January 2, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to January 2, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

In May and June 2001, TTI entered into several letter agreements to acquire up to eleven separately owned comprehensive outpatient rehabilitation facilities ("CORF's") that were managed by a Florida based company named Total Health Care Consulting, Inc ("Total"). The Company was essentially acquiring the licenses to operate these CORF's with Total providing the back-office management functions. The acquisition of these CORF's was to have been executed by the distribution of shares of TTI to the CORF owners based upon certain financial criteria. On August 24, 2001 the Company terminated the agreements with the CORF owners and did not consummate the acquisitions upon being informed that certain representations regarding the financial condition of the CORFs and Total and other material matters were found to be not true. Although approximately 3,500,000 shares of TTI had been issued to the owners of the CORFs, the Shares have been cancelled on the books of the Company and are not recognized as issued and outstanding. Other than the legal, accounting and due diligence expenses incurred in the pursuit of this acquisition, no other costs were incurred. The Company does not anticipate any legal actions from either side as a result of these cancelled transactions.

Subsequent Events.

On February 13, 2004, we received a letter from the Counsel for Willow Cove Investment Group, Inc. ("Willow"), regarding the termination of an agreement between Willow and the Registrant for investment banking services, dated November 12, 2003. On November 20, 2003, the Registrant notified Willow that it was canceling the Agreement due to significant material misrepresentations and information that was not provided to the Registrant about the principals of Willow. The Letter from the Counsel for Willow is seeking the continuation of the services to be provided for in the Agreement and the payment of all fees, or they will commence Arbitration as set forth in the Agreement. At this point the Registrant is unable to make an accurate assessment about the claim, but feels that the misrepresentations and failure to provide the information is significant and makes the agreement void. The claim would not be material in any case.

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification

--------
* Previously filed as an exhibit to the Company's Form 10-SB filed on November 10, 2001, and as amended thereafter

(b) Reports on Form 8-K filed during the three months ended June 30, 2003.

A Current Report on Form 8-K-A, amending the Form 8-K filing of July 10, 2003, under Item 5. Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits of Registrant was filed on January 16, 2004.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 2004

                                           Humana Trans Services Holding Corp.

                                           /s/ John P. Daly
                                           -----------------------------------
                                           John P. Daly, President


                                           /s/ George L. Riggs, III
                                           -----------------------------------
                                           George L. Riggs, III, Chief Financial
                                           Officer