Form 10QSB
period 2004-03-31
HUMANA TRANS SERVICES HOLDING CORP
filed 2004-05-24
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                 For the quarterly period ended: March 31, 2004

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

Yes  [ X ]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                         10,751,189
         (Class)                               (Outstanding as of May 13, 2004)

                       HUMANA TRANS SERVICES HOLDING CORP.
                                   FORM 10-QSB
                                 MARCH 31, 2004

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

Item 2   Management's Discussion and Analysis or Plan of Operation.............4

Item 3   Controls and Procedures..............................................10


Part II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................11

Item 2. Changes In Securities.................................................11

Item 3. Defaults Upon Senior Securities.......................................11

Item 4. Submission Of Matters To A Vote Of Security Holders...................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

Certifications................................................................14

PART I:  FINANCIAL INFORMATION.

                       HUMANA TRANS SERVICES HOLDING CORP.
                                AND SUBSIDIARIES
                                 MARCH 31, 2004

TABLE OF CONTENTS                                                        Page

FINANCIAL STATEMENTS

         Balance Sheet as of March 31, 2004                               F-1
         Statements of Operations for the year
                  ended March 31, 2003 and March 31, 2004                 F-2
         Statements of Operations for the year
                  ended March 31, 2003 and March 31, 2004                 F-3
         Statements of Stockholders' Deficiency for year
                     ended March 31, 2003 and March 31, 2004              F-4
         Statements of Cash Flows for the year
                  ended March 31, 2003 and March 31, 2004                 F-5
         Notes to Financial Statements                                 F6-F11

                       HUMANA TRANS SERVICES HOLDING CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   March 31,
                                       Assets                        2004
Current assets                                                   -----------

     Cash and cash equivalents                                   $   177,425
     Accounts receivable                                             711,374
     Prepaid expenses and other current assets                        38,199
                                                                 -----------

           Total current assets                                      926,998
                                                                 -----------

Other assets
     Client list                                                     369,234


           Total assets                                          $ 1,296,232
                                                                 ===========

                      Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable                                            $    74,083
     Accrued expenses                                                260,905
     Loans payable - related parties                                 553,459
     Payroll taxes payable                                         1,443,113
                                                                 -----------

           Total current liabilities                               2,331,560
                                                                 -----------

           Total liabilities                                       2,331,560
                                                                 -----------

Commitments and contingencies

Stockholders' deficiency
     Common stock, $.0001 par value, 50,000,000 authorized,
     9,701,189 shares outstanding                                        970
     Additional paid in capital                                    3,841,005
     Deficit                                                      (4,877,303)
                                                                 -----------

           Total stockholders' deficiency                         (1,035,328)
                                                                 -----------

           Total liabilities and stockholders' deficiency        $ 1,296,232
                                                                 ===========


          See notes to the condensed consolidated financial statements.


                       HUMANA TRANS SERVICES HOLDING CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Six Months Ended           Three Months Ended
                                                    March 31,                   March 31,
                                          --------------------------    --------------------------
                                             2004           2003           2004           2003
                                          -----------    -----------    -----------    -----------
Revenues                                  $ 2,989,474    $        --    $ 2,033,835    $        --
Cost of revenues                            2,535,931             --      1,904,210             --
                                          -----------    -----------    -----------    -----------

Gross profit                                  453,543             --        129,625             --
                                          -----------    -----------    -----------    -----------

Expenses:
      General and administrative
         Expenses                             951,345         89,385        450,564         51,120
      Impairment of intangible assets         107,100             --        107,100             --
      Stock compensation expense            3,290,000             --      3,290,000             --
                                          -----------    -----------    -----------    -----------

         Total expense                      4,348,445         89,385      3,886,229         51,120
                                          -----------    -----------    -----------    -----------

Operating loss                             (3,894,902)       (89,385)    (3,756,604)       (51,120)
                                          -----------    -----------    -----------    -----------

Other income (expense)
      Interest expense                         (7,946)            --         13,930             --
      Miscellaneous expense                    (4,086)            --         (4,086)            --
                                          -----------    -----------    -----------    -----------
                                              (12,032)            --          9,844             --
                                          -----------    -----------    -----------    -----------

      Net loss                            $(3,906,934)   $   (89,385)   $(3,746,760)   $   (51,120)
                                          ===========    ===========    ===========    ===========
Net loss per share of
 common stock
 (basic and diluted)                      $     (0.49)   $     (0.01)   $     (0.39)   $      (.01)
                                          ===========    ===========    ===========    ===========

Weighted average number of common stock
shares used in per share calculation
(basic and diluted)
                                            8,023,189      5,965,244      9,701,189      6,555.000
                                          ===========    ===========    ===========    ===========


          See notes to the condensed consolidated financial statements.

                       HUMANA TRANS SERVICES HOLDING CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months
                                                                   Ended
                                                                  March 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Cash flows from operating activities
     Net cash provided by (used in)
         operating activities                               $ 58,527   $(63,017)
                                                            --------   --------

Cash flows from financing activities
     Increase (decrease) in loans payable -                  102,814     63,064
                                                            --------   --------
         related parties

     Net cash provided by financing activities               102,814     63,064
                                                            --------   --------

Net increase in cash                                         161,341         47

Cash and cash equivalents - beginning of period               16,084         --
                                                            --------   --------

Cash and cash equivalents - end of period                   $177,425   $     47
                                                            ========   ========

Supplemental cash flow information:
 Cash paid during the year for:
         Interest                                           $ 21,876   $     --
                                                            ========   ========

         Taxes                                              $     --   $     --
                                                            ========   ========

Information about noncash activities:
 Common stock issued to satisfy stockholders' Loans         $ 35,000   $     --
                                                            ========   ========

      Common stock issued for client list                   $428,000   $     --
                                                            ========   ========

          See notes to the condensed consolidated financial statements.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited interim condensed financial statements included herein have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation SB of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Trans Services Holding Corp and Subsidiaries believes that the disclosures are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended September 30, 2003, filed with the Security and Exchange Commission on January 20, 2004.

2.    ORGANIZATION AND BUSINESS

      On August 16, 2002, Steam Cleaning USA Inc., (the "Company") a Delaware corporation was organized (formerly known as TTI Holdings of America Corp. ("TTI")), issued 90,000,000 of its shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., (the "Operating Subsidiary"), a Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of the Operating Subsidiary represented approximately 90% of the stock outstanding of the Company on a post exchange basis. Simultaneously with the exchange, the Operating Subsidiary merged into the Company, with the Company changing its name to Steam Cleaning USA, inc. (a Delaware corporation). As a legal effect of the merger, the Company acquired all of the assets and assumed all the liabilities of the Operating Subsidiary. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which the Operating Subsidiary acquired all the assets and liabilities of the Company and recorded them at their fair value and as if the Company remained the reporting entity. Because the Company is the surviving entity for legal purposes, all equity transactions have been restated in terms of the Company's capital structure.

      On July 1, 2003 the Company acquired Humana Trans Services Holding Corp. and its wholly-owned subsidiaries, Humana Trans Services Group Ltd., Bio Solutions, LLC, Skilled Tradesman, Inc., Waste Remediation, Inc., and Professional Employee Organization. Humana Trans Services Group Ltd. was incorporated in Delaware on April 25, 2003 issuing 1,000 shares of common stock. On August 4, 2003 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its name to Humana Trans Services Holding Corp. ("Humana"). The Company's certificate of incorporation authorized it to issue 20,000,000 shares of common stock with a par value of $.0001 per share and 5,000,000 shares of preferred stock, par value $.0001. Prior to the Company's acquisition of Humana and Bio Solutions LLC (see below) it had no operations.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    ORGANIZATION AND BUSINESS (Continued)

      Humana, located in Maryland, was founded as a payroll staffing company and provider of outsourced business solutions focusing on human resource services to a variety of industries in 15 states. Humana's wholly-owned subsidiaries include Humana Trans Services Group Ltd., Bio Solutions, LLC, Skilled Tradesman, Inc., Waste Remediation, Inc., and Professional Employee Organization. Humana's financial statements include revenues resulting from activities presently derived from a revenue sharing arrangement with Precision Management System, LLC.

      Humana provides a variety of employment related services:
      (1) Professional Employee Organization offers payroll management and benefits processing services to its clientele, for which it earns an administrative fee, but the related payroll burden is absorbed by the Company's clientele.

      (2) Humana Trans Services Group Ltd. offers temporary staffing placement solutions, primarily to the trucking industry. Other subsidiaries provide short or long term employee leasing or permanent placement to a variety of industries including (name the industries).

      GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in these financial statements, the Company incurred recurrent net losses, $3,906,934 for the six months ended March 31, 2004, and $3,746,760 for the three months ended March 31, 2004. At March 31, 2004, current liabilities exceed current assets by $1,404,562. Financing recently has been from stockholder advances, factoring of accounts receivable and equity capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

      It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company anticipates that in order to fulfill its plan of operation, including payment of certain past liabilities of the Company, it will need to seek financing from outside sources. The Company is currently pursuing a private and public placement of equity and also is actively pursuing discussion with one or more potential acquisition or merger candidates. There is no assurance that the Company will be successful in raising the necessary funds nor is there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully. The ultimate success of these measures is not reasonably determinable at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    ORGANIZATION AND BUSINESS (Continued)

      CONTROL BY PRINCIPAL STOCKHOLDERS (Continued)

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

3.    ACCOUNTING POLICIES

      USE OF ESTIMATES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      SIGNIFICANT ESTIMATES AND CONTINGENT LIABILITIES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of Humana's liabilities, valuation of contingent liabilities and the valuation of long-lived assets.

      REVENUE RECOGNITION

      Humana accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Humana recognizes all amounts billed to its temporary staffing customers as gross revenue, because among other things, Humana is the primary obligor in the temporary staffing arrangement. Humana has pricing latitude, selects temporary employees for a given assignment from a broad pool of candidates. Humana is at risk for the payment of its direct costs, whether or not Humana's customers pay on a timely basis or at all. Humana assumes a significant amount of other risks and liabilities as an employer of its temporary staff, and therefore, is deemed to be a principal in regard to these services. Other services are recorded as net where the Company earns an administrative fee for its services, but does not recur any costs or risk in providing the related services. Humana also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not been billed to the customer at the end of the accounting period. The employee leasing revenue is recognized as the service is rendered.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    ACCOUNTING POLICIES (Continued)

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 2003 financial statements, to conform to the current year's presentation.

4.    IMPAIRMENT OF LONG-LIVED INTANGIBLE ASSET

      Statement of Financial Accounting Standards (SFAs) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that such assets so be reported at the lower of carrying amount or net realizable value. Impairments charges to such assets represent the difference between the carrying value of the assets and and their fair market value based on estimated future discounted cash flow.

      In the quarter ended March 31, 2004, the Company acquired a customer list from Corporate Program Administrators ("CPA"), whereby the Company had the rights to solicit and recontract the customers of CPA. After several months working with the customer list, the Company has concluded its fair market value (net realizable value) was less than its carrying amount of $428,400. Accordingly the Company has recognized an impairment loss of $107,100 for the three months ended March 31, 2004, which is included in the Company's Statements of Operations.

5.    PAYROLL TAXES PAYABLE

      In conjunction with the acquisition of Humana Trans Service Group (see
      Note 2) the company assumed delinquent past due state and federal payroll taxes. The Company also has current payroll tax liabilities that are past due. Several states have filed liens on the company. The balance of these liabilities as shown in the balance sheet as of March 31, 2004 was $1,443,113. The Company has accrued estimated interest and penalties on the unpaid payroll taxes amounting to approximately $300,000, which is included in payroll taxes payable. The company is currently paying all payroll taxes and intends to pay and settle with state and federal jurisdictions at time of receiving additional working capital.

6.    LOANS PAYABLE - RELATED PARTIES

      Loans payable to related parties includes advances made by stockholders, directors and other related parties for the purpose of providing working capital to the Company. The $553,450 total outstanding loans payable at March 31, 2004 consisted of the following:

               Note Payable - James Zimbler                      $  230,000
               Due to Personnel Management Solutions, LLP           145,000
               Other related parties                                178,459
                                                                 ----------

                       Total                                     $  553,459
                                                                 ==========

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    LOANS PAYABLE - RELATED PARTIES (Continued)

      NOTE PAYABLE - JAMES ZIMBLER - This is the note issuance in conjunction with the acquisition of Humana (see Note 1). On July 10, 2003 a settlement agreement was entered into by the Company, National Management and the major shareholder of the company whereby the majority stockholder gave holdings in National Management Consulting and other companies that was being held as collateral in order to satisfy the obligation. A new obligation was created to this stockholder for an amount equal to the settlement amount.

      Full payment of the note plus interest at the rate of 7% per annum is due July 2, 2005 if the Company conducts a secondary offering, or at the option of the payee, upon conversion of the amount due, including accrued interest, convertible into common stock of the company at a 25% discount to market. The note is classified as current due to the demand conversion provision.

      DUE TO PERSONNEL MANAGEMENT SOLUTIONS, LLP ("PMS") represents funds advanced to fund the revenue sharing arrangement between PMS and the Company prior to the proposed acquisition of PMS by the Company. The acquisition has been terminated on behalf of the sellers. Repayment terms still have to be established. The advance is unsecured and non-interest bearing.

7.    LEASE COMMITMENT

      In August 2002, the Company entered into 3-year lease for the use of its headquarters in Maryland. The lease calls for payments of $1,780/month. Rent expense for six months period ended March 31, 2004 and 2003 was $10,680. Additionally, the lease is guaranteed by the president of the company.

8.    STOCK TRANSACTIONS

      On January 2, 2004, the Company issued 2,350,000 shares for $3,290,000 of compensation to certain officers, directors and consultants. Additionally, on the same date the Company issued 306,000 shares for the acquisition of a customer list purchase from CPA (see note 9) for $428,400. The closing price of the stock on January 2, 2004 was used in determining the value of the transaction.

      Also on January 2, 2004, the Company issued 700,000 shares for conversion of a $35,000 note payable at the request of the holder of the note.

9.    RECENT TRANSACTIONS

      Corporate Program Administrators, Inc.

      On November 10, 2003, the Company entered into a purchase agreement to purchase certain assets of CPA for the issuance of 306,000 shares of the Company's common stock. The effective date of close of the transaction was January 1, 2004 (see note 4). The fair value of this stock transaction was recorded using the closing price of the Company's stock on January 2, 2004 and amounted to $428,400.

      Personnel Management Solutions LLP

      The Company and PMS had entered into a "memorandum of understanding on December 10, 2003 to pursue a "definitive purchase agreement" by the Company of PMS (the seller). Completion of any purchase was contingent upon performance of adequate due diligence.

      Prior to the execution of the proposed purchase agreement, the Company managed all operations and accounts of PMS effective January 1, 2004. All operations continue to be processed by PMS in the name of the Company. PMS will retain ownership of all accounts and responsibility for all liabilities. The Company will receive a fee of 0.05% of total gross payroll processed during this period. The sellers terminated progressing toward a final purchase agreement during May, 2004.

10.   COMMITMENTS AND CONTINGENCIES

      CONSULTING CONTRACTS

      On January 2, 2004 the Company entered into a consulting agreement with the Chairman of the Board of Directors as follows:

      a)    $12,000 per month
      b) 550,000 shares of common stock and an option to purchase an additional 550,000 shares at an exercise price of $1.50/share
      c)    Participation in any special incentive compensation plan
      d) Reimburse the expense of medical benefits such as insurance available to other executives.

      The Agreement is through the last day of December, 2004. The Agreement is automatically renewed unless the Board of Directors determines not to renew it.

      The 550,000 share issue of common stock is included in stock compensation expense in the statement of income.

      CHIEF FINANCIAL OFFICER

      The Company has entered into an agreement with a company owned by the Chief Financial Officer (also stockholder and director), effective March 1, 2004. The arrangement calls for the compensation to provide certain services to be compensated at the rate of $8500/month. The Company is currently only paying approximately $2300 under the arrangement, and accruing the difference. The agreement continues until terminated by either party.

      WORK COMPENSATION INSURAVCE AUDIT

      The Company has recently undergone an audit by the IWIF Worker's Compensation Insurance for the insurance coverage of its Maryland operations. As a result of the audit, IWIF claims it is due a total of $149,368 for unpaid additional premiums. The matter has not reached a stage of litigation, and the Company expects to reach a resolution with IWIF for the payment of some compromised amount. If this agreement is reached, management expects it will not have a material effect upon the Company.

11.   SUBSEQUENT EVENTS

      CONSULTING AGREEMENT

      On April 5, 2004 the Company entered into an agreement with a Director/Stockholder to provide certain services. The compensation for this arrangement is as follows:

      a) Issuance of 250,000 shares of common stock which have "piggy back" registration rights
      b)    Participation in any special incentive compensation plan
      c)    Any benefits for other executives

      The agreement remains in force until March 2005, and is automatically renewed for an additional one year unless the Board of Directors determine not to renew it.

      PENDING ACQUSITION OF THE COMPANY

      On May 6, 2004 the Company entered into a "Letter of Intent" ("LOI") to acquire Emcore Professional Employees, Inc., a company in the employee leasing similar to Humana. The LOI calls for the Company to issue common stock for 100% of Emcore's outstanding common stock so that the current Emcore shareholders will own 60% of Humana after the acquisition. A condition to closing is a commitment must be in place to raise $5,000,000 of capital for 11% of the outstanding shares of the Company. This will leave Humana current shareholders with 29% of the outstanding shares.

      It is also anticipated per the LOI that Humana's current staffing business will be "spun off" to existing Humana shareholders, based upon their pro-rata shares. Additionally the "spin off" company would include $1,000,000 of the $5,000,000 capital raise. The Acquisition shares and Additional shares not previously issued shall be restricted under Rule 144 of the Securities Act of 1933.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

On October 10, 2001, TTI entered into an agreement to merge its wholly owned subsidiary Transventures into Cyberedge Enterprises, Inc, a Delaware corporation company that had recently filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TTI was to receive 20% of the total outstanding shares of Cyberedge at the closing. The purpose of the transaction was to allow Cyberedge's management, primarily its President, James W Zimbler, to develop the transportation and logistics business utilizing their in-house network of industry contacts. This transaction was never completed however.

Pursuant to a Stock Purchase Agreement, dated August 15, 2002, entered into by the Registrant, the shareholders of the issued and outstanding shares of Steam Cleaning USA, Inc., sold their shares to the Registrant to for a total of 90,000,000 shares of common stock. Steam Cleaning USA, Inc., a Wisconsin corporation, was set up by a group of outside individuals for the purpose of effectuating a transaction organized specifically to potentially acquire and expand the operations of Steam Cleaning and Sterilization, Inc. Steam Cleaning and Sterilization began its existence as an unincorporated proprietorship over forty-five years ago when the present owners began providing steam cleaning and cart maintenance services to local grocery stores in Wisconsin. The proprietorship was incorporated in 1962 under its present name as a Wisconsin corporation. The company continued to primarily service grocery stores, even after the stores were acquired or merged into larger regional entities. The shares were issued after the effectiveness of the five (5) for one (1) reverse split, to be effective on September 3, 2002. At that time the shareholders will received an aggregate total amount of 18,000,000 shares. The owners of Steam Cleaning and Sterilization were slow to enter into serious meaningful discussions about a business combination, and on December 27, 2002, the Stock Purchase Agreement, dated August 15, 2002, was amended in that the 90,000,000 shares issued were returned to the treasury and in their place a total of 5,000,000 shares were issued. On August 19, 2002 the company changed its name to Steam Cleaning USA, Inc.

As of July 1, 2003, we entered into a Stock Purchase Agreement to purchase 100% of the stock of Humana Trans Services Holding Corp., a Delaware corporation ("Holding"). Holding is the owner of Humana Trans Services Group, Ltd., Skilled Tradesman, Inc., Waste Remediation Systems, Inc., and Bio Solutions of Maryland, LLC. Holding was previously wholly-owned by our former Director, James W. Zimbler, and other shareholders, as was set forth on the filing of July 10, 2004. The purchase price for the 100% issued and outstanding shares of Holding is the issuance of 6,000,000 shares of common stock of the Company, to be issued after the effective date of the reverse 8 for 1 split of the common stock of the Company.

RECENT TRANSACTIONS:

Corporate Program Administrators, Inc.
On November 10, 2003, (as amended January 1, 2004) the company entered into an asset purchase agreement to purchase certain assets of Corporate Program Administrators, Inc. for the issuance of 306,000 shares of common stock. No liabilities are being assumed and certain assets such as accounts receivable and "prepaids" have been excluded from the purchase.

The transaction was effective within the second fiscal quarter ended March 31, 2004.

Personnel Management Solutions LLP
The company and Personnel Management Solutions, LLP ("PMS") entered into a "Memorandum of Understanding on December 10, 2003 to pursue a "Definitive Purchase Agreement . Completion of the purchase is contingent upon performance of adequate due diligence by the company. The proposed seller terminated the transaction during May 2004. The Parties are currently operating under a Management Agreement. Prior to the execution of a definitive agreement for the purchase of PMS by the company managed all operations and accounts of PMS effective January 1, 2004. All operations are to continue to be processed by PMS, but will be in the name of the company. PMS will retain ownership of all accounts and responsibility for all liabilities. The company will receive a fee of 0.05% of total gross payroll processed during this period.

SUBSEQUENT TRANSACTIONS

On May 7, 2004, the Registrant entered into a Letter of Intent with Emcore Professional Employers, Inc. ("Emcore"), of Greenville, North Carolina, whereby Registrant will acquire 100% of the issued and outstanding shares of common stock of Emcore, for approximately 60% of the then issued and outstanding shares of Registrant.

The Letter of Intent is contingent upon certain conditions, one of which is the obtaining of $5,000,000 of equity financing, along with the proposed "spin-out" of the recruiting and staffing business of the Registrant.

The transaction must close by August 30, 2004, unless extended by mutual consent for an additional period of ninety (90) days.

RESULTS OF OPERATIONS
Until July 1, 2003, the last quarter of the Registrant's fiscal year, ending September 30, 2003, the Registrant did not have an operating unit. Therefore a comparison of to the previous year is not an accurate representation of the increase or decrease of the revenues and costs of sales of the Registrant.

For the six months and three months ended March 30, 2003, the Registrant had Revenues of 2,989,474, and 2,033,835 respectively, During the current quarter as a result of acquiring customers in CPA, the company entered the business of employee leasing in addition to the business to of providing temporary service for the transportation industry. This employee leasing only accounted for sale of $4,657 for this quarter. Temporary services recognizes the gross amount of the billed services as revenues and the corresponding cost of sales on the statement of operations due to fact that the company assumes the risk of profit based upon the direct costs it incurs. Employee Leasing only recognizes a fee charged by the company to process the payroll, pay payroll taxes, employee benefits and workers compensation insurance expense; All the above costs are passed on to the customer and the company is not at risk for these items. The total amount of payroll processed for the quarter due to employee leasing was $4,514,000. Two items that have depressed the average gross profit and average administration fee charged for employee leasing was the inability of the company to pass on as either increased billing rates or the charged administration for increases in workers compensation insurance premiums and changes in employers unemployment tax rates. Examples of the types of temporary services that Humana provides to its clients, include; Driver recruitment, including the placement of ads, interviewing, all testing and background checks, Driver leasing and Leased labor. Currently Humana operates in approximately 5 states. Some of Humana's clients are Cardinal Healthcare, Giant Foods and Royal Ahold. Examples of the employee leasing business include transportation and warehouse employees.

Administrative expenses including impairment losses and stock compensation expense was $4,348,445 and $3,886,229 resulting in a losses from operations of $3,894,902 and $3,756,604 for the six months and three months ended respectively as compared to $89,385 and $51,120 for the same respective periods. Included in these amounts are expenses for stock compensation expense of $3,290,000 and $107,100 of impairment expense, both of which do not utilize cash resources. The increases in the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from CPA

PROVISION FOR INCOME TAXES

The company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and has taken and therefore has a valuation amount equal to 100% of any asset.

LIQUIDITY AND FINANCIAL RESOURCES

During the six months ended March 31, 2004 net cash provided by operating activities was $58,527 compared to $63,017, used in operations. Financing resources for these activities have primarily been from stockholder advances, and factoring of Accounts Payable. However, the Company incurred net losses of $3,906,934 and $3,746,760 for each of the six and three months ended March 31, 2004; the company still has a net operating loss even if the stock compensation expense of $3,290,000 and Impairment expense of $107,100 did not occur. Additionally at March 31, 2004, current liabilities exceed current assets by $ $1,404,562, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.

RISK FACTORS AND UNCERTIANTIES

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

Limited Cash Resources

We have limited cash as a result of continuing loss operations with no firm commitment for additional financing, no guarantee of increase in revenues or decrease in expenses.

Customer Contracts

All customer contracts are short and we can not guarantee that all business obtained through CPA will be stay will us or be signed on.

Costs of Temporary Services

We have fixed contracts in place for services to be provided but cost of labor, workman's compensation insurance premiums, and employer payroll taxes could increase.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We account for our revenues in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent". We recognize all amounts billed to temporary staffing customers as gross revenue, because among other things, Humana is the primary obligor in the temporary staffing arrangement. Humana has pricing latitude, selects temporary employees for a given assignment from a broad pool of candidates. Humana is at risk for the payment of its direct costs, whether or not Humana's customers pay on a timely basis or at all. Human assumes a significant amount of other risks and liabilities as an employer of its temporary staff, and therefore, is deemed to be a principal in regards to these services. Other services are recorded as net where the Humana earns an administrative fee for its services, but does not recur any costs or risk in providing the related services. Humana also recognizes as gross revenue and as unbilled receivables on an accrual basis, any such amounts that relate to services performed by temporary employees who have not been billed to the customer at the end of the accounting period, the employee leasing revenue is recognized as the service is rendered.

CRITICAL ESTIMATES

Intangible Asset-Customer Lists

The length of amortization (life) of the customer list and if any diminutions of value has occurred are critical estimates for the company.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than described below, there are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel. There have been no changes in the company's accountants or disagreements with its accountants since its inception.

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

The Registrant has recently undergone an audit by the IWIF Worker's Compensation Insurance for the insurance coverage of its Maryland operations. As a result of the audit, IWIF claims it is due a total of $149,368.00 for unpaid additional premiums. The matter has not reached a stage of litigation, and the Company expects to reach a resolution with IWIF for the payment of the claimed amount, or some compromised amount. If this agreement is reached, there will be no material effect upon the Company.

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
3.1      Articles of Incorporation of the Registrant*
3.2      By-laws of the Registrant*
31.1     Section 302 Certification of President and Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer
32.1     Section 906 Certification of President and Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer

* Previously filed as an exhibit to the Company's Form 10-SB filed on November 10, 2001, and as amended thereafter

(b) Reports on Form 8-K filed during the three months ended March 31, 2004.

A Current Report on Form 8-K-A, amending the Form 8-K filing of July 10, 2003, under Item 5. Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits of Registrant was filed on January 16, 2004.

A Current Report on Form 8-K, under Item 5. Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits of Registrant was filed on March 9, 2004, with respect to the purchase of Corporate Program Administrators, Inc. and Personnel Management Solutions, LLC.

A Current Report on Form 8-K, under Item 1. Change of Control of Registrant, was filed on March 9, 2004, regarding changes to the Board of Directors.

A Current Report on Form 8-K, under Item 1. Change of Control of Registrant;
Item 4. Change of Registrant's Certifying Accountant; and Item 7. Financial Statements and Exhibits, was filed on March 9, 2004, regarding changes to the Board of Directors, change of its Independent Certifying Accountant and Exhibits thereto.

Subsequent Events
A Current Report on Form 8-K, under Item 5. Other Events and Regulation FD Disclosure, was filed on April 11, 2004, regarding the Letter of Intent with Emcore Professional Employers, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 24, 2004
                                   Humana Trans Services Holding Corp.

                                   /s/ John P. Daly
                                   -----------------------------------
                                   John P. Daly, President


                                   /s/ George L. Riggs, III
                                   -----------------------------------
                                   George L. Riggs, III, Chief Financial Officer