Form 10QSB
period 2004-06-30
HUMANA TRANS SERVICES HOLDING CORP
filed 2004-08-20
CIK 943110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(D) of
                      The Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004

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

Yes  [X]       No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                           10,751,189
          (Class)                             (Outstanding as of July 31, 2004)

                       HUMANA TRANS SERVICES HOLDING CORP.
                                   FORM 10-QSB
                                  JUNE 30, 2004

                                      INDEX

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet.................................1
         Condensed Consolidated Statements of Operations......................2
         Condensed Consolidated Statements of Cash Flows......................3

         Notes to the Condensed Consolidated Financial Statements
         (Unaudited)..........................................................4

Item 2   Management's Discussion and Analysis or Plan of Operation............4

Item 3   Controls and Procedures............................................ 11


Part II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................12

Item 2. Changes In Securities................................................12

Item 3. Defaults Upon Senior Securities......................................12

Item 4. Submission Of Matters To A Vote Of Security Holders..................12

Item 5.  Other Information...................................................12

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

Certifications...............................................................15

PART I:  FINANCIAL INFORMATION.


                       HUMANA TRANS SERVICES HOLDING CORP.
                                AND SUBSIDIARIES
                                  JUNE 30, 2004


TABLE OF CONTENTS                                                               Page
FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of June 30, 2004                1
         Condensed Consolidated Statements of Operations for the
                  nine and three months ended June 30, 2004 and
                  June 30, 2003                                                  2
         Condensed Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 2004 and June 30, 2003              3
         Notes to the Condensed Consolidated Financial Statements (Unaudited)    4

                       HUMANA TRANS SERVICES HOLDING CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)




                                   Assets
Current assets
     Cash and cash equivalents                                 $   280,367
     Accounts receivable                                           369,667
     Prepaid expenses and other current assets                      19,993
                                                               -----------

           Total current assets                                    670,027
                                                               -----------

Other assets
     Client list                                                   348,670
                                                               -----------

           Total assets                                        $ 1,018,697
                                                               ===========

                    Liabilities and Stockholders' Deficiency
Current liabilities
     Accounts payable                                          $    90,125
     Accrued expenses                                              458,268
     Loans payable - related parties                               174,667
     Payroll taxes payable                                       1,411,769
                                                               -----------

           Total current liabilities                             2,134,829
                                                               -----------

Commitments and contingencies

Stockholders' deficiency
     Common stock, $.0001 par value, 50,000,000 authorized,
     10,751,189 shares outstanding                                   1,075
     Additional paid in capital                                  4,798,400
     Deficiency                                                 (5,915,607)
                                                               -----------

           Total stockholders' deficiency                       (1,116,132)
                                                               -----------

           Total liabilities and stockholders' deficiency      $ 1,018,697
                                                               ===========

          See notes to the condensed consolidated financial statements.

                       HUMANA TRANS SERVICES HOLDING CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                             Nine Months Ended              Three Months Ended
                                                  June 30,                        June 30,
                                                  --------                        --------

                                           2 0 0 4        2 0 0 3          2 0 0 4        2 0 0 3
                                           -------        -------          -------        -------
Revenues                                $  5,005,777    $         --    $  2,016,303    $         --
Cost of revenues                           4,205,231              --       1,669,300              --
                                        ------------    ------------    ------------    ------------

Gross profit                                 800,546              --         347,003              --
                                        ------------    ------------    ------------    ------------

Expenses
      General and administrative
         expenses                          1,743,184          96,885         791,839           7,500
      Impairment of intangible assets        402,319              --         295,219              --
      Stock compensation expense           3,692,500              --         402,500              --
                                        ------------    ------------    ------------    ------------

         Total expense                     5,838,003          96,885       1,489,558           7,500
                                        ------------    ------------    ------------    ------------

Operating loss                            (5,037,457)        (96,885)     (1,142,555)         (7,500)
                                        ------------    ------------    ------------    ------------

Other expense
      Loss on debt conversion to
         stock                                76,861              --          76,861              --
      Interest expense                        12,139              --           4,193              --
      Miscellaneous expense                  113,999              --              --
                                        ------------    ------------    ------------    ------------
                                                                                             109,913
                                             202,999              --         190,967              --
                                        ------------    ------------    ------------    ------------

      Loss before extraordinary
         item                           $ (5,240,456)   $    (96,885)   $ (1,333,522)   $     (7,500)
                                        ============    ============    ============    ============

Extraordinary item
      Other income - gain on
         forgiveness of debt                 204,400              --         204,400              --
                                        ------------    ------------    ------------    ------------

         Net loss                       $ (5,036,056)   $         --    $ (1,129,122)   $         --
                                        ============    ============    ============    ============

Net loss per share of common stock
(basic and diluted)                     $       (.57)   $       (.13)   $       (.11)   $       (.01)
                                        ============    ============    ============    ============

Weighted average number of common
stock shares used in per share
calculation (basic and diluted)            8,781,612         770,229      10,398,991         819,375
                                        ============    ============    ============    ============


          See notes to the condensed consolidated financial statements.

                       HUMANA TRANS SERVICES HOLDING CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Nine Months
                                                             Ended
                                                            June 30,
                                                            --------

                                                      2 0 0 4      2 0 0 3
                                                      -------      -------
Cash flows from operating activities
     Net cash provided by (used in)
         operating activities                        $ 514,661    $ (63,017)
                                                     ---------    ---------

Cash flows from financing activities
     Payment of related party loans                   (250,378)      63,064
                                                     ---------    ---------

     Net cash provided by financing activities        (250,378)      63,064
                                                     ---------    ---------

Net increase in cash                                   264,283           47

Cash and cash equivalents - beginning of period         16,084           --
                                                     ---------    ---------

Cash and cash equivalents - end of period            $ 280,367    $      47
                                                     =========    =========

Information about noncash activities:
      Common stock issued to satisfy stockholders'
          loans                                      $ 265,000    $      --
                                                     =========    =========

      Common stock issued for client list            $ 428,400    $      --
                                                     =========    =========


          See notes to the condensed consolidated financial statements.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003, which is included in the Company's
      Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 20, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

      On August 16, 2002, Steam Cleaning USA Inc., (the "Company") a Delaware corporation, was organized (formerly known as TTI Holdings of America Corp. ("TTI")), and issued 90,000,000 shares of common stock in exchange for 100% of the common stock of Steam Cleaning USA, Inc., (the "Operating Subsidiary"), a Wisconsin corporation organized in August 2002. The stockholdings of the original stockholders of the Operating Subsidiary represented approximately 90% of the stock outstanding of the Company on a post exchange basis. Simultaneously with the exchange, the Operating Subsidiary merged into the Company, with the Company changing its name to Steam Cleaning USA, Inc. (a Delaware corporation). As a legal effect of the merger, the Company acquired all of the assets and assumed all the liabilities of the Operating Subsidiary. For reporting purposes, however, the foregoing stock-exchange transaction has been accounted for as a reverse acquisition in which the Operating Subsidiary acquired all the assets and liabilities of the Company and recorded them at their fair value and as if the Company remained the reporting entity. Because the
      Company is the surviving entity for legal purposes, all equity transactions have been restated in terms of the Company's capital structure.

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

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

      (Continued)

      Humana is located in Maryland and was founded as a payroll staffing company and provider of outsourced business solutions focusing on human resource services to a variety of industries in 15 states. Humana's wholly-owned subsidiaries include Humana Trans Services Group Ltd., Bio Solutions, LLC, Skilled Tradesman, Inc., Waste Remediation, Inc., and Professional Employee Organization. Humana's financial statements include revenues resulting from activities presently derived from a revenue sharing arrangement with Precision Management System, LLC.

      Humana provides a variety of employment related services:

      (1) Professional Employee Organization offers payroll management and benefits processing services to its clientele, for which it earns an administrative fee, but the related payroll burden is absorbed by the Company's clientele.

      (2) Humana Trans Services Group Ltd. offers temporary staffing placement solutions, primarily to the trucking industry. Other subsidiaries provide short or long term employee leasing or permanent placement to a variety of industries including.

      GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in these financial statements, the accumulated deficit at June 30, 2004 amounted to $5,915,607 and the Company experienced net losses of $5,036,056 for the nine months ended June 30, 2004, and $1,129,122 for the three months ended June 30, 2004. At June 30, 2004, current liabilities exceed current assets by $1,464,802. Financing for the Company's operations was done through stockholder advances, factoring of accounts receivable and equity capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

      It is the intention of the Company's management to improve profitability by significantly reducing operating expenses and to increase revenues significantly through growth and acquisitions. The Company anticipates that in order to fulfill its plan of operation, including payment of certain past liabilities of the Company, it will need to seek financing from outside sources. The Company is currently pursuing a private and public placement of equity and also is actively pursuing discussion with one or more potential acquisition or merger candidates. There is no assurance that the Company will be successful in raising the necessary funds nor is there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully. The ultimate success of these measures is not reasonably determinable at this time. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONTROL BY PRINCIPAL STOCKHOLDERS

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

      REVENUE RECOGNITION

      Humana accounts for its revenues in accordance with EITF 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent." Humana recognizes all amounts billed to its temporary staffing customers as gross revenue, because among other things, Humana is the primary obligor in the temporary staffing arrangement. Humana has pricing latitude, selects temporary employees for a given assignment from a broad pool of candidates. Humana is at risk for the payment of its direct costs, whether or not Humana's customers pay on a timely basis or at all. Humana assumes a significant amount of other risks and liabilities as an employer of its temporary staff, and therefore, is deemed to be a principal in regard to these services. Other services are recorded as net where the Company earns an administrative fee for its services, but does not incur any costs or risk in providing the related services. Humana also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not been billed to the customer at the end of the accounting period. The employee leasing revenue is recognized as the service is rendered.

      SIGNIFICANT ESTIMATES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of Humana's liabilities, valuation of contingent liabilities, valuation of employee stock options and the valuation of long-lived assets.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      IMPAIRMENT OF LONG-LIVED INTANGIBLE ASSETS

      Pursuant to Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company reviews the recoverability of long-lived assets based upon its estimate of the future undiscounted cash flows to be generated by the long-lived assets and reserves for impairment whenever such estimated future cash flows indicate that the carrying amount of the assets may not be fully recoverable.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 2003 financial statements, to conform to the current year's presentation.

3.    LOANS PAYABLE - RELATED PARTIES

      Loans payable to related parties includes advances made by stockholders, directors and other related parties for the purpose of providing working capital to the Company. The $174,667 total outstanding loans payable at June 30, 2004 consisted of the following:

              Miami Holdings                                   $   88,000
              Note payable - Keystone Nittany                      20,000
              Note payable - Alpha Advisors                        36,667
              Loan payable - Alpha Advisors                        10,000
              Note payable - president                             20,000
                                                               ----------

                       Total                                   $  174,667
                                                               ==========

      Miami Holdings - represents an undocumented advance from a corporation wholly-owned by a shareholder of the Company. The advance is non-interest bearing and does not call for any terms of repayments.

      Note Payable - Keystone Nittany - represents an advance by a corporation wholly-owned by a majority stockholder of the Company. The advance is on a demand basis and is non- interest bearing.

      Note Payable - Alpha Advisors, LLC - represents a thirty day note due to a limited liability company comprised of stockholders/officers of the Company. Presently the note is in default.

      Note Payable - Officer - represents a non-interest bearing demand note.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    PAYROLL TAXES PAYABLE

      In conjunction with the acquisition of Humana Trans Service Group (refer to Note 1) the Company assumed liabilities of the past due state and federal payroll taxes.. Several states have filed liens on the Company. The balance of these liabilities as shown in the balance sheet as of June 30, 2004 was $1,411,769. The Company has accrued estimated interest and penalties on the unpaid payroll taxes amounting to approximately $300,000, which is included in payroll taxes payable. The company is currently paying all payroll taxes and intends to pay and settle with state and federal jurisdictions.

5.    STOCK TRANSACTIONS

      On January 2, 2004, the Company issued 2,350,000 shares for $3,290,000 of compensation to certain officers, directors and consultants. Additionally, on the same date the Company issued 306,000 shares at $1.40 per share for the acquisition of a customer list, purchased from CPA, for a total consideration of $428,400.

      Also on January 2, 2004, the Company issued 700,000 shares for conversion of a $35,000 note payable at the request of the holder of the note.

      On April 21, 2004, the Company issued 550,000 shares at $1.15 per share, based on the fair value of common stock, for $632,500 as compensation to certain consultants.

      On May 11, 2004, the Company issued 500,000 shares of common stock at $.65 per share, or $325,000, to an officer of the Company in consideration for the conversion of a note payable for $230,000, plus $18,139 of accrued interest.

      The closing quoted market price of the Company's stock on the effective dates were used in determining the fair value of the above transactions.

      STOCK OPTIONS

      The Company adopted the fair value method of accounting for employee stock compensation cost pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for stock-based compensation" (SFAS 123").

      The Company has authorized the granting of stock options to certain employees and others for up to 2,000,000 shares of common stock. The Board of Directors has agreed to leave the determination as to whether or not to make the options part of Qualified Stock Option Plan to a later date. The shares to be issued are to have registration rights. The fair value of each option grant is estimated on the grant date using an option-pricing model, with the following assumptions used for grants in 2004, dividend yield of 0%, risk-free interest rate of 1.8%, volatility of 90%, and an expected life of 1 year for the options.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    STOCK TRANSACTIONS (Continued)

      A summary of the status of the Company's stock options as of June 30, 2004, and the changes during the nine months ending June 30, 2004 is presented below:

                                                     Weighted-
                                                     Average
                                                     Exercise
                                         Shares       Price

       Fixed options:
           October 1, 2003                     --           --
           Granted                        500,000   $      .50
           Exercised                           --           --
           Forfeited                           --           --
                                       ----------   ----------

           June 30, 2004                  500,000   $      .50
                                       ==========   ==========

       Exercisable at June 30, 2004       500,000

       Weighted-average fair value
           of options granted during
           the year                                 $      .25
                                                    ==========

      Total compensation expense, for the above stock options, for the nine months and three months ended June 30, 2004 was $125,000.

6.    IMPAIRMENT OF INTANGIBLE ASSETS AND EXTRAORDINARY ITEM

      During the quarter ended March 31, 2004, the Company acquired a customer list from Corporate Program Administrators ("CPA"), whereby the Company had the rights to solicit and recontract the customers of the CPA. The Company has determined the customer list to be impaired, based on management's estimate of fair value. The Company has recognized an impairment loss on the list in the amount of $107,100 for the nine months ended June 30, 2004.

      In connection with the Company's purchase of Humana Trans Services Group, Ltd in 2003, the Company recognized goodwill in the amount of $295,219. The Company has determined this goodwill to be impaired based on management's estimate of fair value. The Company has recorded impairment expense of $295,219 in the three months ended June 30, 2004.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    IMPAIRMENT OF INTANGIBLE ASSETS AND EXTRAORDINARY ITEM (Continued)

      EXTRAORDINARY ITEM

      Based on the purchase agreement, the Company had the right to equally reduce loans payable incurred in connection with the acquisition of Humana Trans Services Group, Ltd., for any impairment of goodwill. Included on the statements of operations, during the three and nine months ended June 30, 2004, the Company recorded goodwill impairment expense, and equal forgiveness of debt income, in the amount of $204,400.

7.    RECENT DEVELOPMENTS

      CORPORATE PROGRAM ADMINISTRATORS, INC.

      On November 10, 2003, the Company entered into a purchase agreement to purchase certain assets of CPA for the issuance of 306,000 shares of the Company's common stock. The effective date of close of the transaction was January 1, 2004. The fair value of this stock transaction was recorded using the closing market value of the Company's stock on January 2, 2004 and amounted to $428,400.

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

8.    COMMITMENTS AND CONTINGENCIES

      CONSULTING CONTRACTS

      On January 2, 2004 the Company entered into a consulting agreement with the Chairman of the Board of Directors as follows:

            a)    $12,000 cash compensation per month

            b) 550,000 shares of common stock and an option to purchase an additional 500,000 shares at an exercise price of $0.50/share

            c)    Participation in any special incentive compensation plan

            d) Reimburse the expense of medical benefits such as insurance available to other executive.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    COMMITMENTS AND CONTINGENCIES (Continued)

      CONSULTING CONTRACTS (Continued)

      The Agreement is through the last day of December, 2004. The Agreement is automatically renewed unless the Board of Directors determines not to renew it.

      The 550,000 share issue of common stock at a total of $632,500 was computed at $1.15 per share, using the closing fair market value at April 21, 2004 and is included in professional fees of $200,000, and $432,500 in stock compensation expense.

      The Company has entered into an agreement with a company owned by the Chief Financial Officer (also stockholder and director), effective March 1, 2004. The arrangement calls for the compensation to provide certain services to be compensated at the rate of $8,500/month. The Company is currently only paying approximately $2,300 under the arrangement, and accruing the difference. The agreement continues until terminated by either party.

      On  April  5,  2004,  the  Company   entered  into  an  agreement  with  a
      Director/Stockholder to provide certain services. The compensation for this arrangement is as follows:

            a) Issuance of 250,000 shares of common stock which have "piggy back" registration rights.
            b)    Participation in any special  incentive  compensation  plan
            c)    Any benefits for other executives

      The agreement remains in force until March 2005 and will be automatically renewed until the Board of Directors terminates it.

9.    SUBSEQUENT EVENTS

      The Company has recently undergone an audit by the IWIF Worker's Compensation Insurance for the insurance coverage of its Maryland operations. As a result of the audit, IWIF claims it is due a total of $149,368 for unpaid additional premiums. As of August 14, 2004, the Company has reached a resolution with IWIF for the payment of a compromised amount of $95,000.

      On May 7, 2004, the Company entered into a "Letter of Intent" ("LOI") to acquire Encore Professional Employees, Inc., a company in the employee leasing business similar to Humana. The LOI calls for the Company to issue common stock for 100% of Encore's outstanding common stock so that the current Encore shareholders will own 60% of Humana after acquisition. As a condition to closing, a commitment must be in place to raise $5,000,000 of capital for 11% of the outstanding shares of the Company. This will leave Humana shareholders with 29% of the outstanding shares. This agreement was terminated on August 4, 2004.

                       HUMANA TRANS SERVICES HOLDING CORP.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    SUBSEQUENT EVENTS (Continued)

      On July 3, 2004, the Company has entered an agreement to be acquired by Provo International, Inc. ("Provo") (formerly Frontline Communications Corp. AMEX: FNT) in conjunction with the substantial unwinding of the Provo's recent Mexico transaction. Provo will acquire all of Humana's operations in an all-stock transaction (2 Provo shares for 3 Humana shares), with a majority ownership of the combined entity remaining with the existing Provo shareholders. All Provo Mexico operations will be spun off to its prior owners, who will return substantially all of the 22 million shares of common and preferred stock issued to them. Provo international will retain the recently launched payroll card division, with the Provo President assuming the ongoing operations. In addition, effective immediately, the current Provo CEO will step down as Chairman and CEO of Provo, and be replaced by the past Chairman and CEO. Upon the closing of the Humana acquisition, Humana's CEO will be named Chairman, President and COO of the combined entity.

      Founded in 1995 as Frontline Communications Corporation and currently traded on the American Stock Exchange under the symbol FNT. Provo International Inc. is a provided of internet bandwith services and award winning Ecommerce, programming and website development, design and hosting services through its Planetmedia group, www.pnetmedia.com. In addition, the company is currently launching its Provo Paycard and other payroll disbursement products and services.

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

Corporate Program Administrators, Inc.
On November 10, 2003, (as amended January 1, 2004) the company entered into an asset purchase agreement to purchase certain assets of Corporate Program Administrators, Inc. for the issuance of 306,000 shares of common stock. No liabilities are being assumed and certain assets such as accounts receivable and "prepaids" have been excluded from the purchase. The assets purchased are being operated under the Humana National Program Administrators Corp. subsidiary

The transaction was effective within the second fiscal quarter ended March 31, 2004.

Personnel Management Solutions LLP
The company and Personnel Management Solutions, LLP ("PMS") had entered into a "Memorandum of Understanding on December 10, 2003 to pursue a "Definitive Purchase Agreement . Completion of the purchase is contingent upon performance of adequate due diligence by the company. The proposed seller terminated the transaction during May 2004. The Parties have no business relationship at this point. The proposed transaction was terminated during May 2004.

RECENT TRANSACTIONS:

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

On August 4, 2004, the Parties mutually agreed to terminate and cancel the Letter of Intent, with no further obligation to either party.


On or about May 25, 2004, the registrant entered into a Memorandum of Understanding to acquire Lorimar Home Care & Staffing Services, Inc. of Old Forge, Pennsylvania. Humana and Lorimar have entered into a Memorandum of Understanding to purchase the common stock as soon as practicable. The purchase price is to be values at $225,000 worth of common stock of Humana. Lorimar is a staffing company in the Health care field. It is currently a client of Humana. The operations of Lorimar are similar to Humana's Maryland Operations, which have higher gross profit than standard PEO service companies. Lorimar operates in the Northeast Pennsylvania area, which they believe is the second fastest growing retirement area, only to Florida. Accordingly, the need for health care staffing should remain strong in the future. The Memorandum calls for a closing to be completed by August 30, 2004, and may only be extended mutually, in writing for 30 days.

Subsequently, Lorimar decided to terminate the Memorandum and cease any joint operations.

SUBSEQUENT TRANSACTIONS

The Registrant signed a letter of intent, dated July 27, 2004 with Provo International, Inc. (formerly Frontline Communications Corp., AMEX: "FNT")
whereby Provo will acquire all of Humana's operations in an all-stock transaction, with a majority ownership of the combined entity remaining with the existing Provo shareholders. Pursuant to the terms of the transaction, Provo will pay two (2) shares of its common stock for each three (3) shares of Humana owned by the shareholder on the record date. Based on the current issued and outstanding shares of common stock of Humana, Provo will issue approximately 7,200,000 shares of common stock to the Humana shareholders. The closing is to take place, pursuant to the Letter of Intent on or before September 15, 2004. After the closing of the Provo transaction, Ronald Shapss, currently Chairman of Humana will be named Chairman, President and COO of Provo.


Results of Operations
Until July 1, 2003, the last quarter of the Registrant's fiscal year, ending September 30, 2003, the Registrant did not have an operating unit. Therefore a comparison of to the previous year is not an accurate representation of the increase or decrease of the revenues and costs of sales of the Registrant.

For the nine months and three months ended June 30, 2004, the Registrant had revenues of $5,005,777, and $2,016,303 respectively. During the current six months as a result of acquiring customers in CPA, the company entered the business of employee leasing in addition to the business to of providing temporary service for the transportation industry. Temporary services recognizes the gross amount of the billed services as revenues and the corresponding cost of sales on the statement of operations due to fact that the company assumes the risk of profit based upon the direct costs it incurs. Employee Leasing only recognizes a fee charged by the company to process the payroll, pay payroll taxes, employee benefits and workers compensation insurance expense. All the above costs are passed on to the customer and the company is not at risk for these items. Two items that have depressed the average gross profit and average administration fee charged for employee leasing was the inability of the company to pass on as either increased billing rates or the charged administration for increases in workers compensation insurance premiums and changes in employer's unemployment tax rates. Examples of the types of temporary services that Humana provides to its clients, include; Driver recruitment, including the placement of ads, interviewing, all testing and background checks, Driver leasing and Leased labor. Currently Humana operates in approximately 5 states. Some of Humana's clients are Cardinal Healthcare, Giant Foods and Royal Ahold. Examples of the employee leasing business include transportation and warehouse employees.

Administrative expenses including impairment losses and stock compensation expenses was $5,838,003 and $1,489,558 resulting in losses from operations of $5,037,457 and $1,142,555 for the nine months and three months ended June 30, 2004, respectively. Included in these amounts are expenses for stock compensation expense of $3,692,500 and $402,500 for the nine and three month periods ended June 30, 2004, respectively. Impairment expense for the nine and three month periods ended June 30, 2004 were $402,319 and $295,219 respectively, both of which do not utilize cash resources. The increases in the remainder of Administrative expensed are due to the start up of the operations due to increases in personnel, professional, professional fees, and a generally higher level of fixed administrative expenses. It is anticipated by the Registrant that General and Administrative costs will remain relatively the same, while Revenues and Gross profit will increase as a result of the business derived from CPA.


PROVISION FOR INCOME TAXES

The company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and has taken and therefore has a valuation amount equal to 100% of any asset.


LIQUIDITY AND FINANCIAL RESOURCES

During the nine months ended June 30, 2004, net cash provided by operating activities was $514,661. The Company incurred net losses of $5,036,056 and $1,129,122 for each of the nine and three months ended June 30, 2004; the company still has a net operating loss even if the stock compensation expense of $3,692,500 and Impairment expense of $402,319 for the nine months ended June 30, 2004 did not occur. Additionally at June 30, 2004, current liabilities exceed current assets by approximately $1,464,802, these factors raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operation including payment of certain past liabilities of the company, it will need to seek financing from outside sources. The company is currently pursuing private debt and equity sources. It is the intention of the Company's management to also improve profitability by significantly reducing operating expenses and to increase revenues significantly, through growth and acquisitions. The Company is actively in discussion with one or more potential acquisition or merger candidates. There is no assurance that the company will be successful in raising the necessary funds nor there a guarantee that the Company can successfully execute any acquisition or merger transaction with any company or individual or if such transaction is effected, that the Company will be able to operate such company profitably or successfully.



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

"Penny Stock" Rules May Restrict the Market for the Company's Shares
Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

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


ITEM 3. CONTROLS AND PROCEDURES.

The Registrant's principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officers and principal financial officer have concluded that there was a significant change in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2004, the date of their most recent evaluation of such controls, and that there was a significant deficiency or material weakness in the registrant's internal controls.

Livingston Wachtell & Co., LLP, while conducting the review of the June 30, 2004, financial statements, has found some reportable conditions that are believed to be a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants). The reportable conditions included conditions surrounding internal controls regarding: lack of discipline around the financial reporting; and policies and procedures used to develop accruals.



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

The Registrant has recently undergone an audit by the IWIF Worker's Compensation Insurance for the insurance coverage of its Maryland operations. As a result of the audit, IWIF claims it is due a total of $149,368 for unpaid additional premiums. As of August 14, 2004, the Company has reached a resolution with IWIF for the payment of a compromised amount of $95,000.



ITEM 2. CHANGES IN SECURITIES.

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      3.1   Articles of Incorporation of the Registrant*
      3.2   By-laws of the Registrant*
      31.1  Section 302 Certification of President and Chief Executive Officer
      31.2  Section 302 Certification of Chief Financial Officer
      32.1  Section 906 Certification of President and Chief Executive Officer
      32.2  Section 906 Certification of Chief Financial Officer
      ------------
* Previously filed as an exhibit to the Company's Form 10-SB filed on November 10, 2001, and as amended thereafter

(b) Reports on Form 8-K filed during the three months ended June 30, 2004.

A Current  Report on Form 8-K,  under Item 1.  Change of Control of  Registrant;
Item 4. Change of  Registrant's  Certifying  Accountant;  and Item 7.  Financial

Statements and Exhibits, was filed on April 5, 2004, regarding changes to the Board of Directors, change of its Independent Certifying Accountant and Exhibits thereto.

A Current Report on Form 8-K, under Item 5. Other Events and Regulation FD Disclosure, was filed on May 11, 2004, regarding the Letter of Intent with Emcore Professional Employers, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 20, 2004
                                   Humana Trans Services Holding Corp.

                                   /s/ John P. Daly
                                   ---------------------------------------------
                                   John P. Daly, President


                                   /s/ George L. Riggs, III
                                   ---------------------------------------------
                                   George L. Riggs, III, Chief Financial Officer