Form 10-Q
period 2008-03-31
AccountAbilities, Inc.
filed 2008-05-15
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30734

ACCOUNTABILITIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-3255619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Route 9 South, Suite 109 Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 333-3622
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non - Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of April 23, 2008 was 22,419,451.

ACCOUNTABILITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements (Unaudited)	3

Balance Sheets as of March 31, 2008 and September 30, 2007	3

Statements of Operations for the Three and Six Months Ended March 31, 2008 and 2007	4

Statement of Stockholders’ Equity for the Six Months Ended March 31, 2008	5

Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007	6

Notes to Financial Statements	7

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. – Quantitative and Qualitative Disclosure About Market Risk	27

Item 4. – Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings	27

Item 1A. – Risk Factors	27

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. – Defaults upon Senior Securities	28

Item 4. – Submission of Matters to a Vote of Security Holders	28

Item 5. – Other Information	28

Item 6. – Exhibits	28

Signatures	29

Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

ACCOUNTABILITIES, INC.
BALANCE SHEETS
	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$33,000	$137,000
Accounts receivable – less allowance for doubtful accounts of $497,000 and $338,000, respectively	1,076,000	224,000
Due from financial institution	28,000	134,000
Unbilled receivables	271,000	1,182,000
Prepaid expenses	278,000	268,000
Due from related party	51,000	51,000
Total current assets	1,737,000	1,996,000

Property and equipment, net	378,000	149,000
Other assets	8,000	34,000
Intangible assets, net	1,585,000	2,023,000
Goodwill	3,332,000	4,617,000
Total assets	$7,040,000	$8,819,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,457,000	$1,348,000
Accrued wages and related obligations	1,518,000	1,367,000
Current portion of long-term debt	441,000	691,000
Current portion of related party long-term debt	881,000	1,647,000
Due to related party	75,000	169,000
Total current liabilities	4,372,000	5,222,000

Long term debt, net of current portion	372,000	450,000
Related party long-term debt, net of current portion	1,346,000	2,440,000
Acquisition related contingent liability	195,000	257,000
Total liabilities	6,285,000	8,369,000

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 22,674,000 and 17,469,000 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	2,000	2,000
Additional paid-in capital	2,902,000	1,735,000
Accumulated deficit	(2,149,000)	(1,287,000)
Total stockholders’ equity	755,000	450,000

Total liabilities and stockholders’ equity	$7,040,000	$8,819,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Revenue	$15,743,000	$12,560,000	$33,891,000	$24,469,000

Direct cost of services	13,304,000	10,447,000	28,391,000	20,519,000

Gross profit	2,439,000	2,113,000	5,500,000	3,950,000

Selling, general and administrative expenses *	2,747,000	1,972,000	5,346,000	3,633,000
Depreciation and amortization	118,000	65,000	225,000	108,000

(Loss) income from operations	(426,000)	76,000	(71,000)	209,000

Interest expense	229,000	182,000	543,000	387,000
Loss on goodwill impairment	148,000	-	148,000	-
Net loss on debt extinguishments	100,000	-	100,000	-

Net loss	$(903,000)	$(106,000)	$(862,000)	$(178,000)

Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)	$(0.05)	$(0.01)

Weighted average shares outstanding:
Basic	18,983,000	14,803,000	17,934,000	14,340,000
Diluted	18,983,000	14,803,000	17,934,000	14,340,000

* Includes $198,000 and $209,000 for the three and six months ended March 31, 2008, respectively, and $4,000 for the three and six months ended March 31, 2007, in non-cash charges for stock based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity
(unaudited)

Six Months Ended
March 31, 2008

Common Stock – Shares:
Balance at beginning of period	17,469,000
Debt conversions to restricted common stock	2,194,000
Stock-based compensation relating to restricted common stock	1,403,000
Issuance of restricted common stock to employees and directors for cash	1,108,000
Issuance of restricted common stock to related party for cash and cancellation of outstanding invoices	400,000
Private placement to independent third parties	100,000
Balance at end of period	22,674,000

Common Stock – Par Value:
Balance at beginning of period	$2,000
-
Balance at end of period	$2,000

Additional Paid-In Capital:
Balance at beginning of period	$1,735,000
Debt conversions to restricted common stock	622,000
Stock-based compensation relating to restricted common stock	209,000
Issuance of restricted common stock to employees and directors for cash	221,000
Issuance of restricted common stock to related party for cash and cancellation of outstanding invoices	80,000
Private placement to independent third parties	35,000
Balance at end of period	$2,902,000

Accumulated Deficit
Balance at beginning of period	$(1,287,000)
Net loss	(862,000)
Balance at end of period	$(2,149,000)

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(862,000)	$(178,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	225,000	108,000
Stock-based compensation	209,000	4,000
Bad debt expense	159,000	81,000
Loss on goodwill impairment	148,000	-
Net loss on debt extinguishments	100,000	-
Amortization of discount on long-term debt	18,000	-
Common stock issued for fees	-	67,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(100,000)	(142,000)
Due from financial institution	106,000	292,000
Prepaid expenses	(10,000)	(136,000)
Due from related party	(94,000)	(15,000)
Other assets	26,000	(2,000)
Accounts payable and accrued liabilities	464,000	103,000
Net cash provided by operating activities	389,000	182,000

Cash flows from investing activities:
Purchase of property and equipment	(244,000)	(44,000)
Acquisitions	-	(439,000)
Net cash used in investing activities	(244,000)	(483,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	50,000
Principal payments on long-term debt	(137,000)	(118,000)
Proceeds from issuance of long-term debt – related parties	27,000	-
Principal payments on long-term debt – related parties	(387,000)	(47,000)
Payments on contingent acquisition related liability	(62,000)	(131,000)
Proceeds from issuance of common stock	310,000	720,000

Net cash (used in) provided by financing activities	(249,000)	474,000

Change in cash	(104,000)	173,000

Cash at beginning of period	137,000	8,000

Cash at end of period	$33,000	$181,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.           Description of the Company and its Business

Nature of Operations

The Company is a national provider of temporary commercial staffing in areas such as light industrial and clerical services, and professional niche consulting and staffing services in areas such as accounting, pharmaceutical and information technology.  The Company conducts all of its business in the United States through the operation of 13 staffing and recruiting offices, and through sales and marketing agreements with nine public accounting firms.  The agreements with the public accounting firms generally provide for the public accounting firm to market and sell accounting and finance staffing and placement services to customers in a defined market in exchange for a defined share of profits generated from those sales.  Immediately prior to the Date of Inception, the Company had no material business operations.

2.           Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended March 31, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2007, which are included in the Company’s Form 10 as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

3.           Net Loss per Share

The Company presents both basic and diluted loss per share amounts (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares.  Basic and diluted EPS are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.   The weighted average number of common shares outstanding does not include the anti-dilutive effect of approximately 1,355,000 and 981,000 common stock equivalent shares for the three and six months ended March 31, 2008 and 2007, respectively, representing warrants, convertible debt and non-vested shares.

4.           Acquisitions

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff”), for a total purchase price of $4,710,000.  A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, the Company completed its analysis of ReStaff’s results and reduced the original purchase price by $1,398,000.  The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for two new notes.  A $1,700,000 note was issued February 28, 2008, bearing an annual interest rate of 6%.  The note is due on May 1, 2012 and is payable in equal monthly installments of $39,925.  A $100,000 note was issued February 28, 2008 bearing an annual interest rate of 6%.  The principal and interest on this note are due on March 5, 2009.  All results of operations of ReStaff have been included in the accompanying Statements of Operations since the date of acquisition.

During the second quarter of fiscal 2008, the Company obtained independent third-party valuations of the intangible assets acquired in the ReStaff acquisition.  The Company has made adjustments to decrease the previously estimated amount assigned to the customer list acquired by $262,000 and increase the amount assigned to the non-competition agreement by $1,000 based upon these final valuations with a corresponding increase in goodwill.  Amortization of these revalued intangible assets is being reflected prospectively as a change in estimate as of the final valuation date.  The following table summarizes the final fair values of the assets acquired and the liabilities assumed at the date of the acquisition and the adjustments to the original purchase price made during the second quarter of fiscal 2008.

Property and equipment	$5,000
Non-competition agreement	81,000
Accounts receivable	200,000
Customer lists and relationships	1,199,000
Goodwill	1,889,000
Total assets acquired	3,374,000
Accrued liabilities	62,000
Total purchase price	$3,312,000

Customer lists and relationships, and the non-competition agreement are being amortized over weighted average useful lives of seven years and three years, respectively.

US Temp Services, Inc. Offices Acquisition

On March 31, 2006, the Company acquired the operations of five offices from US Temp Services, Inc. (“US Temp Acquisition”) for a total purchase price of $1,723,000.  All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition.

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005, the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”) in exchange for an earnout consisting of a.) 2% of revenue for the first twelve months, b) 1% of revenue for the second twelve months, and c) 1% of revenue for the third twelve months (“Stratus Earnout”).  All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition. Because the purchase price includes only the Stratus Earnout which is based upon future revenues, the total fair value of the acquired assets is greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition in accordance with SFAS 141.  Through March 31, 2008, $483,000 has been paid relating to the Stratus Earnout.

The following unaudited pro forma information shows the Company’s results of operations for the six months ended March 31, 2008 and 2007, as if the ReStaff Acquisition had occurred on October 1, 2006.  These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Six Months Ended	Six Months Ended
	March 31, 2008	March 31, 2007

Revenue	$33,891,000	$32,786,000

Net loss	$(862,000)	$(366,000)

Basic and diluted loss per share	$(0.05)	$(0.02)

5.           Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill :

	As of March 31, 2008			As of September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$2,007,000	$(484,000)	$1,523,000	$2,269,000	$(325,000)	$1,944,000
Non-competition agreements (3 years)	111,000	(49,000)	62,000	110,000	(31,000)	79,000
Total	$2,118,000	$(533,000)	$1,585,000	$2,379,000	$(356,000)	$2,023,000

Goodwill (indefinite life)	$3,332,000		$3,332,000	$4,617,000		$4,617,000

On February 26, 2008, the Company obtained independent third-party valuations of the customer list and non-competition agreement acquired in the ReStaff acquisition. The Company has made adjustments to decrease the previously estimated amount assigned to the customer list acquired by $262,000 and increase the amount assigned to the non-competition agreement by $1,000 based upon these final valuations with a corresponding increase in goodwill.  Amortization of these revalued intangible assets is being reflected prospectively as a change in estimate as of the final valuation date.  The Company recorded amortization expense for the six months ended March 31, 2008 and 2007 of $177,000 and $82,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining six months of fiscal 2008 is $159,000 and for the fiscal years ending September 30, 2009, 2010, 2011, 2012 and 2013 is $313,000, $292,000, $280,000, $280,000 and $192,000, respectively.

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Under this standard, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  As discussed in Note 10 “Subsequent Event”, the Company recorded a $148,000 goodwill impairment charge during the second quarter of fiscal 2008 relating to the write off of costs capitalized in connection with a planned reverse-merger which will not occur.  Goodwill balances and adjustments made during the second quarter of fiscal 2008 are as follows:

Goodwill as of September 30, 2007	$4,617,000
ReStaff purchase price adjustment	(1,398,000)
Final valuation of ReStaff intangible assets	261,000
Impairment	(148,000)
Goodwill as of March 31, 2008	$3,332,000

6. Long-Term Debt

Long-term debt at March 31, 2008 and September 30, 2007 is summarized as follows:

	March 31,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	472,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	81,000	159,000
Long term capitalized lease obligation (xiv)	28,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	813,000	1,141,000
Less current maturities	441,000	691,000
Non-current portion	372,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	32,000	46,000
18% unsecured convertible note (vii)	100,000	270,000
Demand loan (viii)	48,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,700,000	2,846,000
9% unsecured note (xi)	143,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,227,000	4,087,000
Less current maturities	881,000	1,647,000
Non-current portion	1,346,000	2,440,000

Total long-term debt	3,040,000	5,228,000
Less current maturities	1,322,000	2,338,000
Total non-current portion	$1,718,000	$2,890,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition four notes were issued.

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note has an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder has elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and to impose a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 16.25%.

(ii)           A $675,000 convertible subordinated note was issued March 31, 2006 and is due March 31, 2012.  The note bears interest at an annual rate of 3%, and is convertible in part or in whole into common shares at any time at the option of the holder at the specified price of $1.50 per share.  The note is secured by office equipment and other fixed assets.

(iii)           A $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 18% per annum.

(iv)           A $150,000 unsecured demand note was issued March 31, 2006, to a principal shareholder of the Company as a finder’s fee in consideration for sourcing and completing the US Temp Acquisition.  The note bears an annual interest rate of 8%.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 13% per annum.

On March 31, 2006, in connection with the US Temp Acquisition, the Company entered into three long term consulting obligations which require the Company to pay fixed recurring amounts but which do not require the other party to provide any minimum level of services.  Consequently, the agreements have been treated as debt obligations in the accompanying financial statements and capitalized, net of interest imputed at a rate of 8.75% per year.  The imputed interest was determined by reference to terms associated with credit available to the Company at that time.  All three agreements expire on March 31, 2009.

(v)           Two of the agreements were entered into with the principals of US Temps and each require annual payments of $60,000 in the first two years and $30,000 in the final year, payable in fixed weekly amounts.  These two agreements in total were initially recognized at a fair value of $292,000 using a discount rate of 8.75%.

(vi)           The third agreement was entered into with a major shareholder of the Company and requires annual payments of $30,000 in each of three years, payable in fixed weekly amounts.  The agreement was initially recorded at a fair value of $84,000 using an interest rate of 5%.

18% Unsecured Convertible Note

(vii)           A $280,000 unsecured convertible note was issued on April 1, 2006 to a shareholder and director of the Company.  The note was due April 1, 2007, bearing an annual interest rate of 12%.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 18%. On January 31, 2008, the shareholder and director exchanged the note, with an outstanding principal balance of $200,000 for 600,000 shares of restricted common stock with a fair value on the date of exchange of $177,000 and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 18% and is convertible at any time at the option of the holder at a specified price of $0.40 per share.  The Company recorded a loss of $77,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note.

Demand Loan

(viii)           In October 2005 a major shareholder advanced the Company $30,000 to fund its initial operations. During the six months ended March 31, 2008, the shareholder advanced an additional $18,000.  The amount is classified as a short-term loan and is due and payable upon demand by the shareholder.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes and loan were issued.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became an employee of the company. A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, the Company completed its analysis of ReStaff’s results and reduced the original purchase price by $1,398,000. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for the two new notes described in (ix) and (x) below.  In addition, the note in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.  The debt described in (xi) and (xii) below was issued to two separate major shareholders of the Company.

(ix)           As described above, in February 2008 a $100,000 unsecured note was issued.  The note is due March 5, 2009, and bears an annual interest rate of 6%.

(x)           As described above, in February 2008, a $1,700,000 unsecured note was issued.  The note bears an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, bearing annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

(xii)           In order to finance portions of the purchase price, the Company entered into a borrowing arrangement with another major stockholder.  Under the terms of the agreement, up to $950,000 may be borrowed without interest.  As consideration for the loan, the stockholder was granted 600,000 shares of restricted common stock.  The Company borrowed and subsequently repaid $450,000 in March, 2007, and borrowed the balance of $500,000 in June, 2007 which is payable in equal weekly installments of $10,000.  The Company followed the guidance in Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by treating the relative fair value of the restricted common stock granted as a discount to the debt, with a corresponding increase in additional paid-in capital.  Accordingly, a relative fair value associated with the granted common stock of $119,000 was calculated, $4,000 of which was apportioned to the initial $450,000 borrowed and repaid in March, 2007 and recorded as interest expense, and $115,000 was apportioned to the $500,000 balance and recorded as deferred financing costs to be amortized as interest expense beginning in June, 2007.  In March, 2008, the Company issued 600,000 of restricted common stock with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of $120,000 outstanding on the date of exchange. The Company recorded a loss of $47,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note, net of remaining deferred financing costs of $8,000.

(xiii)           A $250,000 convertible subordinated note was issued August 6, 2007 and was to become due on February 16, 2008.  The note bore interest at an annual rate of 10% and was convertible in whole or in part into common shares at any time at the option of the holder.  The conversion price per share was equal to the greater of 75% of the closing price of the common stock on the trading day preceding the conversion or the Per Share Enterprise Value.  Enterprise Value was defined as the sum of the aggregate market price of all of the Company’s common stock outstanding and aggregate outstanding indebtedness immediately prior to the conversion date.  Per Share Enterprise Value was determined by dividing the Enterprise Value by the total number of shares of common stock outstanding immediately prior to the conversion date, provided that the Enterprise Value was not to be less than $18,000,000.  In January, 2008, the holder exchanged the note for 744,031 shares of restricted common stock and a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. On the date of the exchange there was $250,000 in principal and accrued interest of $10,000 outstanding on the note.  The Company recorded a gain of $24,000 on the extinguishment of the debt representing the difference between the fair value of the shares and warrants issued on the date of conversion and the remaining principal and accrued interest outstanding on the note.

(xiv)           In November, 2007, the Company entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 is payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), (xi) and (xii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of the Company’s business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements in order to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements it will continue to seek other sources of funding including the issuance of related party debt.

7.           Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of March 31, 2008 grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock had been granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of March 31, 2008 and the changes during the six months ended March 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2007	585,000	$0.34
Granted	1,403,000	$0.30
Vested	(298,000)	$0.32
Nonvested at March 31, 2008	1,690,000	$0.31

Compensation expense is measured as the fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  For six months ended March 31, 2008 and 2007, compensation expense relating to restricted stock awards under the Plan was $92,000 and $4,000, respectively.  As of March 31, 2008, there was $458,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 3.1 years.  The total fair value of shares vested during the six months ended March 31, 2008 was $128,000.

In March, 2008, the Company issued 400,000 shares of common stock to the related party that had made the $950,000 unsecured loan in March, 2007 as described in (xii) of Note 6, in exchange for the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.  The shares had a fair value of $108,000 on the date of issuance.  The difference between the fair value of the shares issued and the consideration received has been recorded as stock-based compensation expense of $26,000.

During the second quarter of fiscal 2008, the Company issued 1,108,000 shares of restricted common stock to certain employees and directors at a price of $0.20 per share. The shares had a fair value of $312,000 on the date of issuance.  The difference between the fair value of the shares issued and the cash received from the employees and directors has been recorded as stock-based compensation expense of $91,000.

8.           Stockholders’ Equity

As of the Date of Inception, a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued Humana Businesses, and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007 approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities.  As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of March 31, 2008 and September 30, 2007 the total remaining amount of these liabilities outstanding was $700,000 relating to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

During the second quarter of fiscal 2008, the Company completed a private placement to independent third parties of 100,000 shares of common stock at a price of $0.35 per share with warrants to purchase an aggregate 9,800 shares of common stock at an exercise price of $0.50 per share.

9.           Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing activities:

	March 31,	March 31,
	2008	2007

Cash paid for interest	$444,000	$425,000
Non-cash investing and financing activities:
ReStaff Acquisition: issuance of restricted common stock		307,000
Restricted common stock issued to satisfy Humana Businesses’ liabilities		89,000
Restricted common stock issued for future services		66,000
ReStaff Acquisition purchase price adjustment and debt reduction	1,398,000
Debt converted to restricted common stock at fair value	622,000
Stock-based compensation	209,000	4,000
Capital lease obligation for computer equipment	33,000
Issuance of shares for related-party outstanding invoices	26,000
	$2,732,000	$891,000

10.           Subsequent Event

In July, 2007 the Company entered into an Asset Purchase Agreement with a “blank check” company, Hyperion Energy, Inc. (“Hyperion”) whereby Hyperion agreed to purchase the Staffing and Workforce Solutions Business of the Company in exchange for a number of shares of Hyperion common stock equal to the number of shares of the Company’s stock outstanding at the time of the transaction’s closing.  The shares of Hyperion common stock that were to be issued to the Company would have represented 100% of Hyperion’s outstanding common stock.  The Hyperion shares were to be registered with the Securities and Exchange Commission under a Form S-4 Registration statement for distribution to the Company’s shareholders upon closing of the transaction.  The transaction was to be accounted for as a reverse merger with the Company considered to be the acquirer.  Costs relating to the reverse merger amounting to $148,000 had been capitalized as goodwill.  In March, 2008, the Company filed a Form 10 registration statement with the Securities and Exchange Commission which later became effective.  As a result of the successful filing and execution of the Form 10 filing, the Company has requested the withdrawal of the Form S-4 Registration Statement and terminated its plan to reverse merge with Hyperion.  On May 7, 2008, the Company   terminated the Asset Purchase Agreement with Hyperion and executed a transfer of the Hyperion common stock to the Company.  The Company has recorded goodwill impairment of $148,000 during the second quarter of fiscal 2008 relating to the previously capitalized costs relating to the reverse merger.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our amended Form 10 registration statement filed April 15, 2008 (File No. 000-30734). Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Accountabilities,” the “Company,” “we,” “us,” and “our” refer to Accountabilities, Inc. and its subsidiaries.

Overview

Description of the Company

Our objective is to provide both niche professional services as well as general staffing services to the business community.  Niche professional services include project management, interim contract, consulting and executive search, in the areas of accounting, information technology, engineering, biotechnology and biopharmaceutical.  General temporary staffing services are provided to a variety of clientele in the areas of clerical and light industrial services.  As of March 31, 2008, we provide these services in key markets across the United States, through the operation of 13 offices in 11 states and through cooperative sales and marketing arrangements with nine different regional public accounting firms through our Partner on Premise Program.  A more detailed description of our service offerings is as follows:

▪	CPA Partner on Premise Program
Through our Partner on Premise Program, we have agreements with leading regional public accounting firms to function as our sales and marketing presence in pre-defined markets.  These public accounting firms offer to provide our non-attest related finance and accounting services to their current client base as well as any other client in the pre-defined market area.  This relationship provides us with the ability to provide our professional accounting and finance services immediately to an established client base in that market, and to co-brand, utilizing the recognized name of the public accounting firm as well as ours in the solicitation of new clients, while the public accounting firm derives both an additional source of revenue as well as the ability to provide these additional services to their clients.  As of March 31, 2008 we have agreements with nine different regional public accounting firms, which to date through March 31, 2008 have historically generated less than 10% of our total revenues.  While the CPA Firm acts as a marketing and sales arm for us and provides access to their client base, we retain control of the clients, employees, systems and processes.  We provide, among other things, industry expertise, business plans, market analysis, management and technical services, back office support, including enterprise-wide financial, accounting and human resources systems, personnel and assistance in training to our CPA Partners.  As compensation, the CPA firm receives a commission equal to the profits calculated by us, less 10% of the revenues which is retained by us.

▪              Direct Professional Services
Our Direct Professional Services include Staff Augmentation and Consulting Services.  Staff Augmentation services include executive search, interim contract and project management in the areas of Accounting and Finance, IT/Technology, Engineering, Biotechnology and Biopharmaceutical.  Consulting services include accounting and finance consulting services in the areas of Sarbanes-Oxley compliance, mergers and acquisitions, corporate reorganizations, information systems and tax related matters.  We provide these services directly through the operations of our two wholly owned offices and national network of consultants and through our CPA Partner on Premise Program whereby our services are marketed and sold through our network of affiliated CPA firms.  Management’s intention is to continue to expand on the provision of direct professional services which typically produce gross margins averaging between 30% to 50% at the job level versus those of general temporary staffing, such as in our Staffing Abilities service offering, which typically average between 10% to 20% at the job level.  Direct professional services to be emphasized include those in the fields of accounting and information technology, which we have begun marketing through our CPA Partner on Premise Program affiliated CPA firms, as well as marketing directly to clients.   Additionally, management intends to explore cross-selling opportunities with our Staffing Abilities clients.  Through March 31, 2008 direct professional services have historically constituted less than 20% of our revenues.

▪              Staffing Abilities
We provide general temporary staffing in the areas of light industrial services and administrative support to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Staffing Abilities business has grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through March 31, 2008, the Staffing Abilities service offering has historically constituted approximately 80% of our revenues.  The Staffing Abilities service offerings have provided us with a predictable source of revenues to aid in supporting the growth of our CPA Partner on Premises Program and Direct Professional Service offerings, and functions as a potential client base from which to cross-sell higher margin professional services.  Although management currently intends to emphasize the growth of higher margin direct professional services, management currently intends to continue to provide our Staffing Abilities services for the foreseeable future, and to continue to explore ways to profitably grow our Staffing Abilities business.

We also augment revenues from the above lines of business with the following:

▪
National Recruiting Center – Through our national recruiting center, we receive and complete job orders for candidates for any market in the U.S.  Through this center, we also obtain overflow orders from our CPA firm affiliates and orders outside of their designated area, splitting the fees 50/50, thereby further capitalizing on our CPA relationships, but at higher margins than those derived through our Partner on Premise agreements.

▪
Job Board – Through our job board AccountingEmployees.com, we are able to capitalize on one of the fastest growing segments of the staffing industry.  CPA members post jobs for free while all other postings are fee based.

The contribution of each service offering to net income is primarily dependent on the respective gross margin provided by each offering, which is described above.  The Staffing Abilities service offerings, although producing lower margins, currently comprise the largest component of our revenue at approximately 80%, and consequently the largest component of our gross profit.   Additionally, these service offerings are more mature and we are not currently incurring significant amounts of up front expenses or capital expenditure towards future growth as we are to develop our other service offerings.  In our CPA Partner on Premise and Direct Professional Services offerings, which together currently comprise approximately 20% of our revenue, we have incurred and expect to continue to incur for the foreseeable future, up front expenditures in senior management, consultants and other client service associates, development of processes and procedures, and marketing expenditures in order to build the necessary infrastructure and brand awareness in anticipation of future revenue growth for these service offerings.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, such as our CPA Partner on Premise Program, and through the successful completion and integration of acquisitions.  Our ability to sustain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business.  The largest component of our operating expenses is personnel costs.  Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees.  Management expects our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow.  As a percentage of revenue, we expect these expenses to decrease, although we have no assurance that they will.

The following are material trends that are creating opportunities and risks to our business, and a discussion of how management is responding.

▪
Management believes that the CPA Partner on Premise sales and marketing agreements represents a significant marketing differentiator to our current and potential clients in that the services are associated with the trusted name of known regional public accounting firms, and represents an important part of our strategy of growing our Direct Professional Services offering.  In recognition of this, we are continuing to invest in efforts to support the identification and procurement of additional CPA firm affiliates nationwide, as well as investing in the continued improvement and refinement of our operations and general and administrative activities to support our current relationships going forward.

▪
A significant component of our growth to date has come through acquisitions.  Management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance current service offerings and effectively assimilate into our CPA Partner on Premise marketing and sales strategy.  Additionally, management seeks acquisitions in desired geographical markets and which have minimal costs and risks associated with integration.  Management believes that effectively acquiring businesses with these attributes will be critical to carrying out our strategy of capitalizing on the CPA Partner on Premise Program and other sales and marketing initiatives.

▪
Our success depends on our ability to provide our clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs.  Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future.  Management is responding to this demand through proactive recruiting efforts, targeted marketing, the use of our job board, AccountingEmployees.com, and the continued expansion of the CPA Partner on Premise Program which management believes is also an attractive differentiator to prospective candidates.

▪
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of March 31, 2008 we had negative working capital of ($2,634,000), for which the component constituting the current portion of long term debt was $1,322,000.  Total outstanding debt as of March 31, 2008 was $3,040,000, $334,000 of which is past due or due upon demand, whereas $1,700,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaged in several activities, as explained further in the Working Capital section below, to effectively accomplish these objectives.

▪
As a result of becoming a fully reporting public company, we will experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the Nasdaq Stock Market.  To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, and fees for independent directors.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that either complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

In fiscal 2006 we consummated the following two material acquisitions:

▪
Stratus Services Group, Inc. Offices Acquisition (“Stratus Acquisition”).  In November 2005, we acquired the operations of three general staffing offices from Stratus Services Group, Inc. in exchange for certain future earn-out payments.

▪
US Temp Services, Inc. Offices Acquisition (“US Temp Acquisition”).  On March 31, 2006, we acquired the operations, including five general staffing offices, of US Temp Services, Inc. in exchange for cash, notes and shares of our common stock.

In fiscal 2007 we consummated the following material acquisition:

▪
ReStaff Services, Inc. Offices Acquisition (“ReStaff Acquisition”).  On February 26, 2007, we acquired the operations, including three general staffing offices, of ReStaff Services, Inc. in exchange for, cash, notes and shares of our common stock.

The purchase price associated with the ReStaff Services, Inc., offices acquisition was subject to purchase allocation adjustments based upon the final determination of the acquired tangible and intangible net asset values as of their respective closing dates. Adjustments have been recorded to reduce the original purchase price and restructure the related debt issued for the acquisition.  Final independent third-party valuations of the acquired intangible assets have also been completed during the second quarter of fiscal 2008 and reflected in the accompanying interim financial statements.

 All of our acquisitions have been accounted for as purchases and the results of operations of the acquired operations have been included in our results since the dates of acquisition.

As mentioned above, management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance our current service offerings and effectively assimilate into our CPA Partner on Premise marketing and sales strategy.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below.  Given these limitations, management is currently focusing on acquisitions for which the purchase price can be structured with emphasis on equity consideration and earnings based contingent payments.  Currently, management expects acquisitions to continue to constitute a significant portion of our future growth, if any, and is emphasizing acquisitions in the areas of professional accounting temporary and consulting services, with a secondary emphasis on information technology temporary consulting services.  Management believes that acquisitions of these types of businesses will experience greater growth potential when combined with our CPA Partner on Premise Program and existing infrastructure, than when operated independently.  Should we be successful at acquiring businesses with the appropriate characteristics, upon terms acceptable to us, and successfully integrate such acquired businesses into our operations, management expects acquisitions to contribute significantly toward the growth in our professional service offerings resulting in a greater proportion of our revenue over time compared to our Staffing Abilities general staffing service offerings.

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the Securities and Exchange Commission.  As a result of the dispositions of all operations associated with the Humana Businesses, which were conducted in separate subsidiaries, and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity beginning with the Date of Inception have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded, in order to reflect this reorganization of the Company.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of the critical accounting policies, which management believes are the most important to the portrayal of the financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Revenue Recognition.  We recognize staffing and consulting revenues when professionals deliver services.  Permanent placement revenue is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein we are obligated to find a suitable replacement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered.  Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of any of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Stock-Based Compensation.  We calculate stock-based compensation expense in accordance with SFAS No. 123 Revised, “Share-Based Payment” (“SFAS 123(R)”).  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values. Fair value for restricted stock is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations. Under SFAS 123(R), the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  We recognize stock-based compensation expense on a straight-line basis.

Income Taxes.  We record an estimated provision for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities.

Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of May 31, 2007 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2007.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change how business combinations are accounted for and will be effective for business combinations consummated on June 1, 2009 and thereafter.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No. 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards.  EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year.  We do not expect the adoption of EITF Issue No. 06-11 to have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115” (“SFAS 159”), which permits companies to measure certain financial assets and financial liabilities at fair value.  Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis.  SFAS 159 establishes presentation and disclosure requirements to clarify the effect of a company’s election on its earnings but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS 159 is effective as of the beginning of our 2009 fiscal year.  We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position or results of operations.

In September 2006, the EITF issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  This EITF requires that companies disclose how they report, within their financial statements, taxes assessed by a governmental authority that involve a specific revenue producing transaction between a seller and a customer.  These types of taxes may include, but are not limited to, sales, use, value added and excise taxes.  These taxes collected from customers may be presented either on a gross basis (that is, included in revenue and cost of services) or on a net basis (excluded from revenue and cost of services but included as a liability in the balance sheet until the tax has been remitted to the appropriate governmental authority).  We have historically accounted for such taxes on a net basis and therefore adoption of EITF Issue No. 06-03 did not have a material impact on our fiscal 2007 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective as of the beginning of our 2009 fiscal year.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position or results of operations.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  Adoption of this pronouncement did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.”  This Statement requires recognition of the funded status of a single-employer defined benefit post-retirement plan as an asset or liability in its statement of financial position.  Funded status is determined as the difference between the fair value of plan assets and the benefit obligation.  Changes in that funded status should be recognized in other comprehensive income.  This recognition provision and the related disclosures were effective as of the end of the fiscal year ending after December 15, 2006.  The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position.  This measurement provision is effective for fiscal years ending after December 15, 2008.  We do not expect adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  This pronouncement is effective for fiscal years beginning after December 15, 2006.  Adoption of this pronouncement did not have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations.  SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues

For the three months ended March 31, 2008, revenue increased $3,183,000, or 25%, to $15,743,000, as compared to $12,560,000 in the same period of the prior year.  Of this increase, $1,895,000 was provided by the operations acquired in connection with the ReStaff Acquisition, which occurred on February 26, 2007.  Excluding the ReStaff Acquisition, revenue increased $1,288,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the revenues provided by the offices acquired in the US Temps and Stratus Acquisitions.

Direct cost of services

For the three months ended March 31, 2008, direct cost of services increased $2,857,000, or 27%, to $13,304,000, as compared to $10,447,000 in the same period of the prior year.  Of this increase, $1,676,000 was attributed to the ReStaff Acquisition.  Excluding the ReStaff Acquisition, direct cost of services increased $1,181,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the business provided by the offices acquired in the US Temps and Stratus Acquisitions.

Gross profit

For the three months ended March 31, 2008 gross profit increased $326,000, or 15%, to $2,439,000, as compared to $2,113,000 in the same period in the prior year.  Of this increase, $219,000 was provided by the operations acquired in connection with the ReStaff Acquisition.  Excluding the ReStaff Acquisition, gross profit increased $107,000.  This increase was primarily attributable to the growth in our Partner on Premise program.  As a percentage of revenue gross profit for the three months ended March 31, 2008 decreased to 15.5% as compared to 16.8% in the same period in the prior year, primarily as a result of lower margins in our Staffing Abilities service offering.

Selling, general and administrative expenses

For the three months ended March 31, 2008, selling, general and administrative expenses increased $775,000, or 39%, to $2,747,000, as compared to $1,972,000 in the same period in the prior year.  As a percentage of revenue, selling, general and administrative expenses were17.4% for the three months ended March 31, 2008 compared to 15.7% during the same period in the prior year reflecting stock-based compensation expense recorded of $198,000 for the three months ended March 31, 2008 as compared with $4,000 in the same period in the prior year.  The increased expenses also reflect the growth in our Partner on Premise program.  The remaining overall increase in selling, general and administrative expenses in the current period reflects the overall increase in business activity, as well as continued investments throughout the organization to support strategic initiatives.

Depreciation and amortization

For the three months ended March 31, 2008, depreciation and amortization increased $53,000, or 82%, to $118,000, as compared to $65,000 in the same period in the prior year.  The increase is attributable to amortization associated with acquired assets from the ReStaff Acquisition, acquired in February 2007.

(Loss) income from operations

As a result of the above, the loss from operations was ($426,000) for the three months ended March 31, 2008 versus income from operations of $76,000 for the same period in the prior year, representing a decrease of 661%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for the three months ended March 31, 2008 was $229,000, as compared to $182,000 during the same period in the prior year, primarily reflecting an overall increase in the volume of our business and consequently net discounts associated with sales of our receivables, as well as debt issued for the ReStaff Acquisition.

Loss on goodwill impairment

Loss on goodwill impairment of $148,000 relates to the write off of costs capitalized in connection with a planned reverse merger with Hyperion Energy, Inc. which will not occur.

Net loss on debt extinguishment

Net loss on debt extinguishment of $100,000 was measured as the difference between the fair value of restricted common stock issued and the remaining outstanding principal and accrued interest on the debt that was converted during the second quarter of fiscal 2008.

Net loss

The factors described above resulted in a net loss for the three months ended March 31, 2008 of ($903,000), as compared to a net loss of ($106,000) during the same period in the prior year.

Six months ended March 31, 2008 compared to six months ended March 31, 2007

Revenues

For the six months ended March 31, 2008, revenue increased $9,422,000, or 39%, to $33,891,000, as compared to $24,469,000 in the same period of the prior year.  Of this increase, $6,167,000 was provided by the operations acquired in connection with the ReStaff Acquisition, which occurred on February 26, 2007.  Excluding the ReStaff Acquisition, revenue increased $3,255,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the revenues provided by the offices acquired in the US Temps and Stratus Acquisitions.

Direct cost of services

For the six months ended March 31, 2008, direct cost of services increased $7,872,000, or 38%, to $28,391,000, as compared to $20,519,000 in the same period of the prior year.  Of this increase, $5,289,000 was attributed to the ReStaff Acquisition.  Excluding the ReStaff Acquisition, direct cost of services increased $2,583,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the business provided by the offices acquired in the US Temps and Stratus Acquisitions.

Gross profit

For the six months ended March 31, 2008 gross profit increased $1,550,000, or 39%, to $5,500,000, as compared to $3,950,000 in the same period in the prior year.  Of this increase, $878,000 was provided by the operations acquired in connection with the ReStaff Acquisition.  Excluding the ReStaff Acquisition, gross profit increased $672,000.  This increase was primarily attributable to the growth in our Partner on Premise program.  As a percentage of revenue gross profit for the six months ended March 31, 2008 remained consistent at 16.2% as compared to 16.1% in the same period in the prior year.

Selling, general and administrative expenses

For the six months ended March 31, 2008, selling, general and administrative expenses increased $1,713,000, or 47%, to $5,346,000, as compared to $3,633,000 in the same period in the prior year.  As a percentage of revenue, selling, general and administrative expenses were higher at 15.8% for the six months ended March 31, 2008 compared to 14.8% during the same period in the prior year reflecting stock-based compensation expense recorded of $209,000 for the six months ended March 31, 2008 as compared with $4,000 in the same period in the prior year.  The increased expenses also reflect the growth in our Partner on Premise program.  The remaining overall increase in selling, general and administrative expenses in the current period reflects the overall increase in business activity, as well as continued investments throughout the organization to support strategic initiatives.

Depreciation and amortization

For the six months ended March 31, 2008, depreciation and amortization increased $117,000, or 108%, to $225,000, as compared to $108,000 in the same period in the prior year.  The increase is attributable to amortization associated with acquired assets from the ReStaff Acquisition, acquired in February 2007.

(Loss) income from operations

As a result of the above, the loss from operations was ($71,000) for the six months ended March 31, 2008 versus income from operations of $209,000 for the same period in the prior year, representing a decrease of 134%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for the six months ended March 31, 2008 was $543,000, as compared to $387,000 during the same period in the prior year, primarily reflecting an overall increase in the volume of our business and consequently net discounts associated with sales of our receivables, as well as debt issued for the ReStaff Acquisition.

Loss on goodwill impairment

Loss on goodwill impairment of $148,000 relates to the write off of costs capitalized in connection with a planned reverse merger with Hyperion Energy, Inc. which will not occur.

Net loss on debt extinguishment

Net loss on debt extinguishment of $100,000 was measured as the difference between the fair value of restricted common stock issued and the remaining outstanding principal and accrued interest on the debt that was converted during the second quarter of fiscal 2008.

Net loss

The factors described above resulted in a net loss for the six months ended March 31, 2008 of ($862,000), as compared to a net loss of ($178,000) during the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions.  In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.

At March 31, 2008, cash was $33,000, a decrease of  ($104,000) from $137,000 as of September 30, 2007.

Net cash provided by operating activities during the six months ended March 31, 2008 increased $207,000 to $389,000, from $182,000 during the same period of the prior year.  This was primarily due to a significant increase in outstanding accounts payable and accrued liabilities as of March 31, 2008, which was offset by decreased profitability and reduction in due to a related party.

Net cash used in investing activities during the six months ended March 31, 2008 decreased ($239,000) to $244,000 from $483,000 during the same period of the prior year, primarily as a result of cash paid for the ReStaff Acquisition in the prior year.

Net cash used in financing activities during the six months ended March 31, 2008 increased $723,000 to ($249,000) from $474,000 provided by financing activities during the same period of the prior year, primarily as a result of increased principal payments on long-term debt in the current period, and a decrease in the current period in proceeds from issuance of common stock.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of March 31, 2008 we had negative working capital of ($2,634,000), for which the component constituting the current portion of long- term debt was $1,322,000.  Within the current portion of long-term debt $334,000 is past due or due upon demand as explained further below.  Total outstanding debt as of March 31, 2008 was $3,040,000.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaging in the following activities to effectively accomplish these objectives:

a)
In October 2007, we entered into forbearance agreements totaling $286,000 out of the $334,000 past due.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2008, in exchange for an increased interest rate,

b)
As explained further below, pursuant to the agreement with the former owner of ReStaff, we have successfully negotiated a reduction of $1,398,000 in the purchase price of ReStaff. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock valued at $50,000 on the restructuring date.  Notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 were exchanged for two new notes.  In addition, one of the new notes issued is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.

c)
 In January 2008 the holder of the $250,000, 10% convertible subordinate note issued in August 2007, as described in (xiii) of the  section captioned “Debt” below, agreed to exchange the note and accrued interest for 744,031 shares of common stock and warrants to purchase 100,000 shares of common stock at $0.50,

d)
In January 2008 the holder of the $280,000 unsecured convertible note issued April 1, 2006, as described in (vii) of the  section captioned “Debt” below, agreed to exchange $100,000 of the outstanding principal for 600,000 shares of common stock.

e)	In March, 2008 the related party described in (xii) of the section captioned “Debt” below agreed to exchange $120,000 of outstanding principal on the note for 600,000 shares of common stock.
f)	During the second quarter of 2008 we issued 1,107,500 shares of restricted common stock to certain employees and directors at a price of $0.20 per share raising gross proceeds of $221,500.
g)
In January 2008 we commenced a private offering to sell up to $200,000 of common stock and warrants, at no more than a 25% discount to the average closing market price for the five days preceding the transaction, and limiting the number of warrants issued to no more than 10% of the common shares issued, and through February 29, 2008, $35,000 in proceeds have been received in exchange for 100,000 shares of common stock and warrants to purchase an additional 9,800 shares of common stock at $0.50 per share,

h)
In December 2007 we retained an outside financial advisory and investment banking firm to advise and assist us in raising capital.  Through March 31, 2008 we have completed the planning phase and we are actively pursuing the raising of capital.

i)
We are aggressively managing cash and expenses, including the increased costs of becoming a reporting company, with activities such as seeking additional efficiencies in our operating offices and corporate functions including headcount reductions if appropriate, improving our accounts receivable collection efforts, obtaining more favorable vendor terms, and using our finance and accounting consultants when available to aid in the necessary obligations associated with becoming a reporting company, and

j)	We are continuing our efforts at expanding our higher margin professional services.

The working capital deficit of ($2,634,000) as of March 31, 2008, represents a decrease of $592,000 as compared to a working capital deficit of ($3,226,000) as of September 30, 2007.  This working capital deficit decrease was primarily the result of a significant effort on the part of management to reduce the level of debt outstanding through the conversion and restructuring of outstanding balances.

Because our revenue depends primarily on billable labor hours, most of its charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments of $5,000.  As of May 9, 2008, the amount of sold receivables outstanding was $5,350,000, which includes $475,000 of the overadvance.

Debt

Long-term debt at March 31, 2008 and September 30, 2007 is summarized as follows:

	March 31,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	472,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	81,000	159,000
Long term capitalized lease obligation (xiv)	28,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	813,000	1,141,000
Less current maturities	441,000	691,000
Non-current portion	372,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	32,000	46,000
18% unsecured convertible note (vii)	100,000	270,000
Demand loan (viii)	48,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,700,000	2,846,000
9% unsecured note (xi)	143,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,227,000	4,087,000
Less current maturities	881,000	1,647,000
Non-current portion	1,346,000	2,440,000

Total long-term debt	3,040,000	5,228,000
Less current maturities	1,322,000	2,338,000
Total non-current portion	$1,718,000	$2,890,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition four notes were issued.

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note has an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder has elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and to impose a 5% late charge on the overdue balance outstanding.  On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 16.25%.

(ii)           A $675,000 convertible subordinated note was issued March 31, 2006 and is due March 31, 2012.  The note bears interest at an annual rate of 3%, and is convertible in part or in whole into common shares at any time at the option of the holder at the specified price of $1.50 per share.  The note is secured by office equipment and other fixed assets.

(iii)           A $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 18% per annum.

(iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder as a finders fee in consideration for sourcing and completing the US Temp Acquisition.  The note bears an annual interest rate of 8%.  On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 13% per annum.

On March 31, 2006, in connection with the US Temp Acquisition, we entered into three long term consulting obligations which require us to pay fixed recurring amounts but which do not require the other party to provide any minimum level of services.  Consequently, the agreements have been treated as debt obligations in the accompanying financial statements and capitalized, net of interest imputed at a rate of 8.75% per year.  The imputed interest was determined by reference to terms associated with credit available to us at that time.  All three agreements expire on March 31, 2009.

(v)           Two of the agreements were entered into with the principals of US Temps and each require annual payments of $60,000 in the first two years and $30,000 in the final year, payable in fixed weekly amounts.  These two agreements in total were initially recognized at a fair value of $292,000 using a discount rate of 8.75%.

(vi)           The third agreement was entered into with a major shareholder and requires annual payments of $30,000 in each of three years, payable in fixed weekly amounts.  The agreement was initially recorded at a fair value of $84,000 using an interest rate of 5%.

18% Unsecured Convertible Note

(vii)           We issued a $280,000 unsecured convertible note on April 1, 2006 to a shareholder and director of the Company.  The note was due April 1, 2007, bearing an annual interest rate of 12%.  On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 18%. On January 31, 2008, the shareholder and director exchanged the note, with an outstanding principal balance of $200,000 for 600,000 shares of restricted common stock with a fair value on the date of exchange of $177,000 and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 18% and is convertible at any time at the option of the holder at a specified price of $0.40 per share.   We recorded a loss of $77,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note.

Demand Loan

(viii)           In October 2005 a major shareholder advanced us $30,000 to fund our initial operations. During the six months ended March 31, 2008, the shareholder advanced an additional $18,000.  The amount is classified as a short-term loan and is due and payable upon demand by the shareholder.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes and loan were issued.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became our employee. A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, we completed our analysis of ReStaff’s results and reduced the original purchase price by $1,398,000. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for the two new notes described in (ix) and (x) below.  In addition, the note in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.  The debt described in (xi) and (xii) below was issued to two of our major shareholders.

(ix)           As described above, in February 2008 a $100,000 unsecured note was issued.  The note is due March 5, 2009, and bears an annual interest rate of 6%.

(x)           As described above, in February 2008, a $1,700,000 unsecured note was issued.  The note bears an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, bearing annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

(xii)           In order to finance portions of the purchase price, we entered into a borrowing arrangement with another major stockholder.  Under the terms of the agreement, up to $950,000 may be borrowed without interest.  As consideration for the loan, the stockholder was granted 600,000 shares of restricted common stock.  We borrowed and subsequently repaid $450,000 in March, 2007, and borrowed the balance of $500,000 in June, 2007 which is payable in equal weekly installments of $10,000.  We followed the guidance in Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by treating the relative fair value of the restricted common stock granted as a discount to the debt, with a corresponding increase in additional paid-in capital.  Accordingly, a relative fair value associated with the granted common stock of $119,000 was calculated, $4,000 of which was apportioned to the initial $450,000 borrowed and repaid in March, 2007 and recorded as interest expense, and $115,000 was apportioned to the $500,000 balance and recorded as deferred financing costs to be amortized as interest expense beginning in June, 2007.  In March, 2008, we issued 600,000 of restricted common stock with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of $120,000 outstanding on the date of exchange. We recorded a loss of $47,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note, net of remaining deferred financing costs of $8,000.

(xiii)           A $250,000 convertible subordinated note was issued August 6, 2007 and was to become due on February 16, 2008.  The note bore interest at an annual rate of 10% and was convertible in whole or in part into common shares at any time at the option of the holder.  The conversion price per share was equal to the greater of 75% of the closing price of the common stock on the trading day preceding the conversion or the Per Share Enterprise Value.  Enterprise Value was defined as the sum of the aggregate market price of all of our common stock outstanding and aggregate outstanding indebtedness immediately prior to the conversion date.  Per Share Enterprise Value was determined by dividing the Enterprise Value by the total number of shares of common stock outstanding immediately prior to the conversion date, provided that the Enterprise Value was not to be less than $18,000,000.  In January, 2008, the holder exchanged the note for 744,031 shares of restricted common stock and a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. On the date of the exchange there was $250,000 in principal and accrued interest of $10,000 outstanding on the note.  We recorded a gain of $24,000 on the extinguishment of the debt representing the difference between the fair value of the shares and warrants issued on the date of conversion and the remaining principal and accrued interest outstanding on the note.

(xiv)           In November, 2007, we entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 is payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

We have historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), (xi) and (xii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages that we  derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to us.  Management anticipates that we will continue to have significant working capital requirements in order to fund its growth and operations, and to the extent we do not generate sufficient cash flow from operations to meet these working capital requirements we will continue to seek other sources of funding including the issuance of related party debt.

Sales of Common Stock

In January, 2008, the holder of the $250,000 convertible subordinated note issued on August 6, 2007, exchanged the note for 744,031 shares of restricted common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.  The number of restricted common shares issued was determined by dividing the unpaid principal and accrued interest by $0.35 per share.

In January, 2008, the related party that held the $280,000 12% unsecured convertible note dated April 1, 2006, with an outstanding principal balance of $200,000, exchanged the note for 600,000 shares of our common stock and a new unsecured note in the principal amount of $100,000 due October 31, 2008 and bearing an annual interest rate of 18%.

In February, 2008 we issued 250,000 shares to the former owner of ReStaff in connection with the restructuring of outstanding indebtedness incurred during the acquisition in exchange for a decrease in indebtedness of $50,000.

During the second quarter of 2008 we issued 1,107,500 shares of restricted common stock to certain employees and directors at a price of $0.20 per share.

During the second quarter of 2008 we completed a private placement to independent third parties of 100,540 shares of our common stock at a price of $0.35 per share with warrants to purchase an aggregate 9,800 shares of our common stock at an exercise price of $0.50 per share.

In March, 2008, we issued 1,000,000 shares of our common stock to the related party that had made the $950,000 unsecured loan in March 2007 as described in (xii) above, in exchange for consideration of $200,000 which consisted of the cancellation of the remaining outstanding principal balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our receivable sale agreement is subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of September 30, 2007 outstanding uncollected receivables sold were $6,195,000.  Our weighted average outstanding uncollected receivables sold for the year ending September 30, 2007 was $5,079,000.  Management estimates that had the average interest rate increased by two percentage points during the year ending September 30, 2007, interest expense would have increased by approximately $102,000.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Part II           Other Information

Item 1.           Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our latest Amended Form 10 Registration Statement filed on April 15, 2008.  There have been no material changes in the status of such matters since the filing of that registration statement.

Item 1A.        Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Amended Form 10 Registration Statement filed on April 15, 2008.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2008, we issued an aggregate of 1,107,500 shares of common stock to 9 employees and directors at a price of $0.20 per share.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuances.

During the quarter ending March 31, 2008, we made restricted stock awards with respect to 1,403,000 shares of common stock to 50 employees and directors.  These awards were made without any payment being required of the recipients and thus did not constitute “sales” under Section 5 of the Securities Act of 1933.

During the quarter ending March 31, 2008, we issued 100,540 shares of common stock at a price of $0.35 per share and warrants to acquire an aggregate of 9,800 shares of our common stock to 3 investors.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuances.

In March 2008, we issued 1,000,000 shares of common stock to Tri-State Employment Services, Inc. in exchange for the cancellation of an aggregate of $146,000 of indebtedness and $54,000 of cash.  We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuance.

Item 3.          Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $175,000, $80,000 and $150,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  Each of the holders of these notes has entered into a forbearance agreement with us and agreed to refrain from exercising rights and remedies against us in exchange for an increase in the interest rate of the note.  As of March 31, 2008, the aggregate amount of payments due but not made under the notes was $286,000.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended March 31, 2008.

Item 5.          Other Information

None

Item 6.           Exhibits

Number	Description

10.37	Exchange Agreement dated February 28, 2008 between Accountabilities, Inc. and ReStaff Services, Inc.

10.38	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc., in principal amount of $100,000.

10.39	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000.

10.40	Clarification Addendum to the Asset Purchase Agreement between Accountabilities, Inc., and ReStaff Services, Inc.

10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: May 15, 2008	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: Chief Executive Officer

Date: May 15, 2008	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer