Form 10-Q
period 2008-06-30
AccountAbilities, Inc.
filed 2008-08-14
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 11, 2008 was 23,857,160.

ACCOUNTABILITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

ACCOUNTABILITIES, INC.
BALANCE SHEETS
	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash	$89,000	$137,000
Accounts receivable – less allowance for doubtful accounts of $523,000 and $338,000, respectively	1,105,000	224,000
Due from financial institution	123,000	134,000
Unbilled receivables	212,000	1,182,000
Prepaid expenses	366,000	268,000
Due from related party	76,000	51,000
Total current assets	1,971,000	1,996,000

Property and equipment, net	344,000	149,000
Other assets	9,000	34,000
Intangible assets, net	1,506,000	2,023,000
Goodwill	3,332,000	4,617,000
Total assets	$7,162,000	$8,819,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,365,000	$1,348,000
Accrued wages and related obligations	1,515,000	1,367,000
Current portion of long-term debt	437,000	691,000
Current portion of related party long-term debt	985,000	1,647,000
Due to related party	61,000	169,000
Total current liabilities	4,363,000	5,222,000

Long term debt, net of current portion	341,000	450,000
Related party long-term debt, net of current portion	1,212,000	2,440,000
Acquisition related contingent liability	193,000	257,000
Total liabilities	6,109,000	8,369,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,857,000 and 17,469,000 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	2,000	2,000
Additional paid-in capital	3,195,000	1,735,000
Accumulated deficit	(2,144,000)	(1,287,000)
Total stockholders’ equity	1,053,000	450,000

Total liabilities and stockholders’ equity	$7,162,000	$8,819,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$15,889,000	$16,241,000	$49,780,000	$40,710,000

Direct cost of services	13,442,000	13,410,000	41,833,000	33,929,000

Gross profit	2,447,000	2,831,000	7,947,000	6,781,000

Selling, general and administrative expenses *	2,182,000	2,493,000	7,528,000	6,126,000
Depreciation and amortization	116,000	106,000	341,000	214,000

Income from operations	149,000	232,000	78,000	441,000

Interest expense	144,000	246,000	687,000	633,000
Loss on goodwill impairment	-	-	148,000	-
Net loss on debt extinguishments	-	-	100,000	-

Net income (loss)	$5,000	$(14,000)	$(857,000)	$(192,000)

Net income (loss) per share:
Basic	$0.00	$0.00	$(0.04)	$(0.01)
Diluted	$0.00	$0.00	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic	21,582,000	16,530,000	19,165,000	15,079,000
Diluted	22,045,000	16,530,000	19,165,000	15,079,000

* Includes $41,000 and $7,000 for the three months ended June 30, 2008 and 2007, respectively, and $250,000 and $12,000 for the nine months ended June 30, 2008 and 2007, respectively in non-cash charges for stock based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity
(unaudited)

Nine Months Ended
June 30, 2008

Common Stock – Shares:
Balance at beginning of period	17,469,000
Debt conversions to restricted common stock	2,194,000
Stock-based compensation relating to restricted common stock, net of forfeitures	1,402,000
Issuance of restricted common stock to employees and directors for cash	1,108,000
Issuance of restricted common stock to related party for cash and cancellation of outstanding invoices	1,400,000
Private placement to independent third parties	284,000
Balance at end of period	23,857,000

Common Stock – Par Value:
Balance at beginning of period	$2,000
-
Balance at end of period	$2,000

Additional Paid-In Capital:
Balance at beginning of period	$1,735,000
Debt conversions to restricted common stock	622,000
Stock-based compensation relating to restricted common stock	250,000
Issuance of restricted common stock to employees and directors for cash	221,000
Issuance of restricted common stock to related party for cash and cancellation of outstanding invoices	280,000
Private placement to independent third parties	87,000
Balance at end of period	$3,195,000

Accumulated Deficit
Balance at beginning of period	$(1,287,000)
Net loss	(857,000)
Balance at end of period	$(2,144,000)

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(857,000)	$(192,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	341,000	214,000
Stock-based compensation	250,000	12,000
Bad debt expense	184,000	127,000
Loss on goodwill impairment	148,000	-
Net loss on debt extinguishments	100,000	-
Amortization of discount on long-term debt	18,000	-
Common stock issued for fees	-	67,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(95,000)	(381,000)
Due from financial institution	11,000	310,000
Prepaid expenses	(98,000)	(49,000)
Due from related party	(108,000)	(14,000)
Other assets	25,000	(2,000)
Accounts payable and accrued liabilities	369,000	268,000
Net cash provided by operating activities	288,000	360,000

Cash flows from investing activities:
Purchase of property and equipment	(246,000)	(56,000)
Acquisitions	-	(533,000)
Net cash used in investing activities	(246,000)	(589,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	50,000
Principal payments on long-term debt	(173,000)	(177,000)
Proceeds from issuance of long-term debt – related parties	62,000	385,000
Principal payments on long-term debt – related parties	(452,000)	(403,000)
Payments on contingent acquisition related liability	(64,000)	(162,000)
Proceeds from issuance of common stock	537,000	720,000

Net cash (used in) provided by financing activities	(90,000)	413,000

Change in cash	(48,000)	184,000

Cash at beginning of period	137,000	8,000

Cash at end of period	$89,000	$192,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.      Description of the Company and its Business

Nature of Operations

Accountabilities, Inc. (the “Company”) is a national provider of temporary commercial staffing in areas such as light industrial and clerical services, and professional niche consulting and staffing services in areas such as accounting, pharmaceutical and information technology.  The Company conducts all of its business in the United States through the operation of 13 staffing and recruiting offices, and through sales and marketing agreements with nine public accounting firms.  The agreements with the public accounting firms generally provide for the public accounting firm to market and sell accounting and finance staffing and placement services to customers in a defined market in exchange for a defined share of profits generated from those sales.

2.      Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended June 30, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

3.	Net Income (Loss) per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares.  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period, calculated using the treasury-stock method for stock-based compensation subject to vesting.  Under the treasury-stock method, exercise proceeds include the amount of compensation costs for future services that the Company has not yet recognized.  Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.   Warrants for which the exercise or conversion price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income (loss) per share for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$5,000	$(14,000)	$(857,000)	$(192,000)

Basic:
Weighted average shares	21,582,000	16,530,000	19,165,000	15,079,000

Diluted:
Weighted average shares	21,582,000	16,530,000	19,165,000	15,079,000
Potentially dilutive shares	463,000	-	-	-
Total dilutive shares	22,045,000	16,530,000	19,165,000	15,079,000

Net income (loss) per share:
Basic	$0.00	$0.00	$(0.04)	$(0.01)
Diluted	$0.00	$0.00	$(0.04)	$(0.01)

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 725,000 and 1,249,000 potential common shares for the three months ended June 30, 2008 and 2007, respectively, and approximately 844,000 and 1,028,000 potential common shares for the nine months ended June 30, 2008 and 2007, respectively.

4.      Acquisitions

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff”), for a total purchase price of $4,710,000.  A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, the Company completed its analysis of ReStaff’s results and reduced the original purchase price by $1,398,000. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date. The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for two new notes.  A $1,700,000 note was issued February 28, 2008 bearing an annual interest rate of 6%.  The note is due on May 1, 2012 and is payable in equal monthly installments of $39,925.  A $100,000 note was issued February 28, 2008 bearing an annual interest rate of 6%.  The principal and interest on this note are due on March 5, 2009.   All results of operations of ReStaff have been included in the accompanying Statements of Operations since the date of acquisition.

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

US Temp Services, Inc. Offices Acquisition

On March 31, 2006 the Company acquired the operations of five offices from US Temp Services, Inc. (“US Temp Acquisition”) for a total purchase price of $1,723,000.  All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition.

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005 the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”) in exchange for an earnout consisting of  a) 2% of revenue for the first twelve months, b) 1% of revenue for the second twelve months, and c) 1% of revenue for the third twelve months (“Stratus Earnout”). All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition. Because the purchase price includes only the Stratus Earnout which is based upon future revenues, the total fair value of the acquired assets is greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition in accordance with SFAS 141.  Through June 30, 2008, $485,000 has been paid relating to the Stratus Earnout.

The following unaudited pro forma information shows the Company’s results of operations for the nine months ended June  30, 2008 and 2007, as if the ReStaff Acquisition had occurred on October 1, 2006.  These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007

Revenue	$49,780,000	$49,027,000

Net loss	$(857,000)	$(380,000)

Basic and diluted loss per share	$(0.04)	$(0.02)

5.      Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill :

	As of June 30, 2008			As of September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$2,007,000	$(554,000)	$1,453,000	$2,269,000	$(325,000)	$1,944,000
Non-competition agreements (3 years)	111,000	(58,000)	53,000	110,000	(31,000)	79,000
Total	$2,118,000	$(612,000)	$1,506,000	$2,379,000	$(356,000)	$2,023,000

Goodwill (indefinite life)	$3,332,000		$3,332,000	$4,617,000		$4,617,000

On February 26, 2008, the Company obtained independent third-party valuations of the customer list and non-competition agreement acquired in the ReStaff acquisition. The Company has made adjustments to decrease the previously estimated amount assigned to the customer list acquired by $262,000 and increase the amount assigned to the non-competition agreement by $1,000 based upon these final valuations with a corresponding increase in goodwill.  Amortization of these revalued intangible assets is being reflected prospectively as a change in estimate as of the final valuation date.  The Company recorded amortization expense for the nine months ended June 30, 2008 and 2007 of $256,000 and $173,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining three months of fiscal 2008 is $79,000 and for the fiscal years ending September 30, 2009, 2010, 2011, 2012 and 2013 is $313,000, $292,000, $280,000, $280,000 and $192,000, respectively.

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Under this standard, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  During the second quarter of fiscal 2008, the Company recorded a $148,000 goodwill impairment charge relating to the write off of costs capitalized in connection with a planned reverse-merger with Hyperion Energy, Inc., that will not occur.  Goodwill balances and adjustments made are as follows:

Goodwill as of September 30, 2007	$4,617,000
ReStaff purchase price adjustment	(1,398,000)
Final valuation of ReStaff intangible assets	261,000
Impairment	(148,000)
Goodwill as of June 30, 2008	$3,332,000

6.	Long-Term Debt

Long-term debt at June 30, 2008 and September 30, 2007 is summarized as follows:

	June 30,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	464,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	57,000	159,000
Long term capitalized lease obligation (xiv)	25,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	778,000	1,141,000
Less current maturities	437,000	691,000
Non-current portion	341,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	24,000	46,000
12% unsecured convertible note (vii)	100,000	270,000
Demand loans (viii)	83,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,677,000	2,846,000
9% unsecured note (xi)	109,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,197,000	4,087,000
Less current maturities	985,000	1,647,000
Non-current portion	1,212,000	2,440,000

Total long-term debt	2,975,000	5,228,000
Less current maturities	1,422,000	2,338,000
Total non-current portion	$1,553,000	$2,890,000

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

 (iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder of the Company as a finders fee in consideration for sourcing and completing the US Temp Acquisition.  The note bears an annual interest rate of 8%. On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 13% per annum.

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

12% Unsecured Convertible Note

(vii)           A $280,000 unsecured convertible note was issued on April 1, 2006 to a shareholder and director of the Company.  The note was due April 1, 2007, bearing an annual interest rate of 12%.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 18%. On January 31, 2008, the shareholder and director exchanged the note, with an outstanding principal balance of $200,000 for 600,000 shares of restricted common stock with a fair value on the date of exchange of $177,000 and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 12% and is convertible at any time at the option of the holder at a specified price of $0.40 per share.  The Company recorded a loss of $77,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note.

Demand Loans

(viii)           In October 2005 a major shareholder advanced the Company $30,000 to fund its initial operations. During the six months ended March 31, 2008, the same shareholder advanced an additional $18,000. During the three months ended June 30, 2008 another major shareholder advanced the Company $35,000.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes and loan were issued.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became an employee of the Company. A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, the Company completed its analysis of ReStaff’s results and reduced the original purchase price by $1,398,000. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for the two new notes described in (ix) and (x) below.  The note described in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.  The debt described in (xi) and (xii) below was issued to two separate major shareholders of the Company.

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

(xii)           In order to finance portions of the purchase price of the ReStaff Acquisition, the Company entered into a borrowing arrangement with another major stockholder.  Under the terms of the agreement, up to $950,000 was available to be borrowed without interest.  As consideration for the loan, the stockholder was granted 600,000 shares of restricted common stock.  The Company borrowed and subsequently repaid $450,000 in March, 2007, and borrowed the balance of $500,000 in June, 2007 which was payable in equal weekly installments of $10,000.  The Company followed the guidance in Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by treating the relative fair value of the restricted common stock granted as a discount to the debt, with a corresponding increase in additional paid-in capital.  Accordingly, a relative fair value associated with the granted common stock of $119,000 was calculated, $4,000 of which was apportioned to the initial $450,000 borrowed and repaid in March, 2007 and recorded as interest expense, and $115,000 was apportioned to the $500,000 balance and recorded as deferred financing costs to be amortized as interest expense beginning in June, 2007.  In March, 2008, the Company issued 600,000 of restricted common stock with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of $120,000 outstanding on the date of exchange. The Company recorded a loss of $47,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note, net of remaining deferred financing costs of $8,000.

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

7.           Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of June 30, 2008 grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of June 30, 2008 and the changes during the nine months ended June 30, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2007	585,000	$0.34
Granted	1,403,000	$0.30
Vested	(298,000)	$0.32
Forfeited	(1,000)	$0.30
Nonvested at June 30, 2008	1,689,000	$0.31

Compensation expense is measured as the fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  For the nine months ended June 30, 2008 and 2007, compensation expense relating to restricted stock awards under the Plan was $133,000 and $12,000, respectively.  As of June 30, 2008, there was $417,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 2.9 years. The total fair value of shares vested during the nine months ended June 30, 2008 was $128,000.

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

8.           Stockholders’ Equity

As of the Date of Inception (June 9, 2005), a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued businesses of certain wholly owned subsidiaries (the “Humana Businesses”), and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007 approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities.  As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of June 30, 2008 and September 30, 2007 the total remaining amount of these liabilities outstanding was $700,000 relating to unremitted payroll tax withholdings of the Humana Businesses.

During the second quarter of fiscal 2008, the Company completed a private placement to independent third parties of 100,000 shares of common stock at a price of $0.35 per share with warrants to purchase an aggregate 9,800 shares of common stock at an exercise price of $0.50 per share.

During the third quarter of fiscal 2008, the Company completed a private placement to independent third parties of 184,000 shares of common stock at a fair value of $0.28 per share for cash.

During the third quarter of fiscal 2008, the Company entered into a stock purchase agreement with a major shareholder to purchase 1,000,000 shares of common stock at a fair value of $0.20 per share.  The Company received a non-interest bearing note from the shareholder for $200,000 to finance the purchase.  As of June 30, 2008, $25,000 remained outstanding on the note and is classified on the accompanying balance sheets as an amount due from related party.

9.           Supplemental Disclosure of Cash Flow Information

Non-cash investing and financing activities:

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2008	2007

Cash paid for interest	$590,000	$567,000
Non-cash investing and financing activities:
ReStaff Acquisition: issuance of restricted common stock		307,000
Restricted common stock issued to satisfy Humana Businesses’ liabilities		89,000
Restricted common stock issued for future services		66,000
ReStaff Acquisition purchase price adjustment and debt reduction	1,398,000
Debt converted to restricted common stock at fair value	622,000
Stock-based compensation	250,000	12,000
Capital lease obligation for computer equipment	33,000
Note receivable outstanding for restricted common stock issued	25,000
Issuance of shares for related-party outstanding invoices	26,000
	$2,944,000	$1,041,000

10. Commitments and contingencies

In the ordinary course of its business, the Company is periodically threatened with or named as a defendant in various lawsuits.  In 2005, the Company acquired the outstanding receivables and customer lists from Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on wages for the last several months which may be reduced upon audit.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has appealed the ruling and is awaiting a determination, but intends to vigorously defend its position that the Company is not the predecessor employer.  Management estimates the range of possible loss between $0  and $103,000.

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

Overview

Description of the Company

Our objective is to provide both niche professional services as well as general staffing services to the business community.  Niche professional services include project management, interim contract, consulting and executive search, in the areas of accounting, information technology, engineering, biotechnology and biopharmaceutical.  General temporary staffing services are provided to a variety of clientele in the areas of clerical and light industrial services.  As of June 30, 2008, we provide these services in key markets across the United States, through the operation of 13 offices in 11 states and through cooperative sales and marketing arrangements with nine different regional public accounting firms through our Partner on Premise Program.  A more detailed description of our service offerings is as follows:

▪	CPA Partner on Premise Program
Through our Partner on Premise Program, we have agreements with leading regional public accounting firms to function as our sales and marketing presence in pre-defined markets.  These public accounting firms offer to provide our non-attest related finance and accounting services to their current client base as well as any other client in the pre-defined market area.  This relationship provides us with the ability to provide our professional accounting and finance services immediately to an established client base in that market, and to co-brand, utilizing the recognized name of the public accounting firm as well as ours in the solicitation of new clients, while the public accounting firm derives both an additional source of revenue as well as the ability to provide these additional services to their clients.  As of June 30, 2008 we have agreements with nine different regional public accounting firms, which to date through June 30, 2008 have historically generated less than 10% of our total revenues.  While the CPA Firm acts as a marketing and sales arm for us and provides access to their client base, we retain control of the clients, employees, systems and processes.  We provide, among other things, industry expertise, business plans, market analysis, management and technical services, back office support, including enterprise-wide financial, accounting and human resources systems, personnel and assistance in training to our CPA Partners.  As compensation, the CPA firm receives a commission equal to the profits calculated by us, less 10% of the revenues which is retained by us.

▪           Direct Professional Services
Our Direct Professional Services include Staff Augmentation and Consulting Services.  Staff Augmentation services include executive search, interim contract and project management in the areas of Accounting and Finance, IT/Technology, Engineering, Biotechnology and Biopharmaceutical.  Consulting services include accounting and finance consulting services in the areas of Sarbanes-Oxley compliance, mergers and acquisitions, corporate reorganizations, information systems and tax related matters.  We provide these services directly through the operations of our two wholly owned offices and national network of consultants. Management’s intention is to continue to expand on the provision of direct professional services which typically produce gross margins averaging between 30% to 50% at the job level versus those of general temporary staffing, such as in our Staffing Abilities service offering, which typically average between 10% to 20% at the job level.  Direct professional services being emphasized include those in the fields of accounting and information technology, which we have begun marketing through our CPA Partner on Premise Program affiliated CPA firms, as well as marketing directly to clients.  Additionally, management intends to explore cross-selling opportunities with our Staffing Abilities clients.  Through June 30, 2008 direct professional services have historically constituted less than 20% of our revenues.

▪	Staffing Abilities
We provide general temporary staffing in the areas of light industrial services and administrative support to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Staffing Abilities business has grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through June 30, 2008, the Staffing Abilities service offering has historically constituted approximately 80% of our revenues.  The Staffing Abilities service offerings have provided us with a predictable source of revenues to aid in supporting the growth of our CPA Partner on Premises Program and Direct Professional Service offerings, and functions as a potential client base from which to cross-sell higher margin professional services.  Although management currently intends to emphasize the growth of higher margin direct professional services, management currently intends to continue to provide our Staffing Abilities services for the foreseeable future, and to continue to explore ways to profitably grow our Staffing Abilities business.

We also augment revenues from the above lines of business with the following:

▪
National Recruiting Center – Through our national recruiting center, we receive and complete job orders for candidates for any market in the U.S.  Through this center, we also obtain overflow orders from our CPA firm affiliates and orders outside of their designated area, with a targeted split fee of 50/50, thereby further capitalizing on our CPA firm relationships, but at higher margins than those derived through our Partner on Premise agreements.

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

▪
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of June 30, 2008 we had negative working capital of ($2,392,000), for which the component constituting the current portion of long term debt was $1,422,000.  Total outstanding debt as of June 30, 2008 was $2,975,000, $427,000 of which is past due or due upon demand, whereas $1,677,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaged in several activities, as explained further in the Working Capital section below, to effectively accomplish these objectives.

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

The purchase price associated with the ReStaff Services, Inc., offices acquisition was subject to purchase allocation adjustments based upon the final determination of the acquired tangible and intangible net asset values as of the respective closing date. Adjustments have been recorded to reduce the original purchase price and restructure the related debt issued for the acquisition.  Final independent third-party valuations of the acquired intangible assets have also been completed and reflected in the accompanying interim financial statements.

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

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities.

Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of June 30, 2008 and will continue to test for impairment annually.  No impairment was indicated as of June 30, 2008.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenue

For the three months ended June 30, 2008, revenue decreased $352,000, or 2%, to $15,889,000, as compared to $16,241,000 in the same period of the prior year.  This slight decrease in revenue is primarily attributable to a decrease in revenue of $808,000 from the business acquired in the ReStaff Acquisition and a decrease in revenue of $278,000 from the business acquired in the US Temps Acquisition.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers that were not fully offset by the acquisition of new accounts or existing account increases.   The revenue decreases were partially offset by increased revenue of $423,000 provided by the business acquired in the Stratus Acquisition and increased revenue of $474,000 from our Direct Professional Services.

Direct cost of services

For the three months ended June 30, 2008, direct cost of services increased modestly to $13,442,000, as compared to $13,410,000 in the same period of the prior year.

Gross profit

For the three months ended June 30, 2008 gross profit decreased $384,000, or 14%, to $2,447,000, as compared to $2,813,000 in the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended June 30, 2008 decreased to 15.4% as compared to 17.4% in the same period in the prior year, primarily as a result of changes in the client mix resulting in lower average gross margins and increases in state unemployment insurance rates that could not be passed along to the clients.

Selling, general and administrative expenses

For the three months ended June 30, 2008, selling, general and administrative expenses decreased $311,000, or 12%, to $2,182,000, as compared to $2,493,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $41,000 for the three months ended June 30, 2008 as compared with $12,000 in the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses were 13.7% for the three months ended June 30, 2008 compared to 15.4% during the same period in the prior year.  Management has been aggressively managing expenses and has successfully reduced expenses by seeking efficiencies in operating offices and corporate functions.

Depreciation and amortization

For the three months ended June 30, 2008, depreciation and amortization increased $10,000, or 9%, to $116,000, as compared to $106,000 in the same period in the prior year.  The increase is attributable to increased purchases of property and equipment made during the current fiscal year.

Income from operations

As a result of the above, income from operations was $149,000 for the three months ended June 30, 2008 versus income from operations of $232,000 for the same period in the prior year, representing a decrease of 36%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended June 30, 2008 was $144,000, as compared to $246,000 during the same period in the prior year, representing a decrease of 41%.
During the second quarter of 2008 we substantially reduced the level of debt outstanding by reducing outstanding indebtedness incurred in the ReStaff Acquisition by $1,448,000 as well as issuing common stock in exchange for $470,000 of other outstanding notes payable.  In addition, the three percentage point reduction in the federal prime lending rate from the same period of the prior year, resulted in lowered interest expense on our sold outstanding accounts receivable.

Net income (loss)

The factors described above resulted in net income for the three months ended June 30, 2008 of $5,000, as compared to a net loss of ($14,000) during the same period of the prior year.

Nine months ended June 30, 2008 compared to nine months ended June 30, 2007

Revenues

For the nine months ended June 30, 2008, revenue increased $9,070,000, or 22%, to $49,780,000, as compared to $40,710,000 in the same period of the prior year.  Of this increase, $5,358,000 was provided by the operations acquired in connection with the ReStaff Acquisition, which occurred on February 26, 2007.  Excluding the ReStaff Acquisition, revenue increased $3,712,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the revenues provided by the offices acquired in the US Temps and Stratus Acquisitions and our Direct Professional Services offering.

Direct cost of services

For the nine months ended June 30, 2008, direct cost of services increased $7,904,000, or 23%, to $41,833,000, as compared to $33,929,000 in the same period of the prior year.  Of this increase, $4,706,000 was attributed to the ReStaff Acquisition.  Excluding the ReStaff Acquisition, direct cost of services increased $3,198,000.  This increase was primarily attributable to the growth in our Partner on Premise program as well as an increase in the business provided by the offices acquired in the US Temps and Stratus Acquisitions and our Direct Professional Services offering.

Gross profit

For the nine months ended June 30, 2008 gross profit increased $1,166,000, or 17%, to $7,947,000, as compared to $6,781,000 in the same period in the prior year.  Of this increase, $652,000 was provided by the operations acquired in connection with the ReStaff Acquisition.  Excluding the ReStaff Acquisition, gross profit increased $514,000.  This increase was primarily attributable to the growth in our Partner on Premise program.  As a percentage of revenue gross profit for the nine months ended June 30, 2008 was 16.0% as compared to 16.7% in the same period in the prior year, primarily as a result of changes in the client mix resulting in lower average gross margins and increases in state unemployment insurance rates that could not be passed along to the clients.

Selling, general and administrative expenses

For the nine months ended June 30, 2008, selling, general and administrative expenses increased $1,402,000, or 23%, to $7,528,000, as compared to $6,126,000 in the same period in the prior year. Selling, general and administrative expenses include non-cash charges for stock-based compensation expense of $250,000 for the nine months ended June 30, 2008 as compared with $12,000 in the same period in the prior year.  As a percentage of revenue, selling, general and administrative expenses were consistent at 15.1% for the nine months ended June 30, 2008 compared to 15.0% during the same period in the prior year.  The overall increase in selling, general and administrative expenses in the current period is reflective of the increased stock-based compensation expense, and increases to support our additional sales volume, offset by expense reduction initiatives during the third quarter.

Depreciation and amortization

For the nine months ended June 30, 2008, depreciation and amortization increased $127,000, or 59%, to $341,000, as compared to $214,000 in the same period in the prior year.  The increase is attributable to amortization associated with acquired assets from the ReStaff Acquisition, completed in February 2007 as well as increased purchases of property and equipment made during the current fiscal year.

Income from operations

As a result of the above, income from operations was $78,000 for the nine months ended June 30, 2008 versus $441,000 for the same period in the prior year, representing a decrease of 82%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for the nine months ended June 30, 2008 was $687,000, as compared to $633,000 during the same period in the prior year, primarily reflecting an overall increase in the volume of our business and consequently net discounts associated with sales of our receivables, as well as debt issued for the ReStaff Acquisition.

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

Net loss

The factors described above resulted in a net loss for the nine months ended June 30, 2008 of ($857,000), as compared to a net loss of ($192,000) during the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions.  In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.

At June 30, 2008, cash was $89,000, a decrease of ($48,000) from $137,000 as of September 30, 2007.

Net cash provided by operating activities during the nine months ended June 30, 2008 decreased ($72,000) to $288,000, from $360,000 during the same period of the prior year.  This was primarily due to decreased profitability and reduction in due to a related party, offset by an increase in outstanding accounts payable and accrued liabilities as of June 30, 2008.

Net cash used in investing activities during the nine months ended June 30, 2008 decreased ($343,000) to $246,000 from $589,000 during the same period of the prior year, primarily as a result of cash paid for the ReStaff Acquisition in the prior year.

Net cash used in financing activities during the nine months ended June 30, 2008 increased $503,000 to ($90,000) from $413,000 provided by financing activities during the same period of the prior year, primarily as a result of increased principal payments on long-term debt in the current period, and a decrease in the current period in proceeds from issuance of common stock and long-term debt.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of June 30, 2008 we had negative working capital of ($2,392,000), for which the component constituting the current portion of long- term debt was $1,422,000.  Within the current portion of long-term debt $427,000 is past due or due upon demand as explained further below.  Total outstanding debt as of June 30, 2008 was $2,975,000.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaging in the following activities to effectively accomplish these objectives:

a)
In October 2007, we entered into forbearance agreements with respect to $286,000 of the $427,000 past due.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2008, in exchange for an increased interest rate,

b)
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
In January 2008 the holder of the $280,000, 12% unsecured convertible note issued April 1, 2006, as described in (vii) of the  section captioned “Debt” below, agreed to exchange $100,000 of the outstanding principal for 600,000 shares of common stock.

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
In December 2007 we retained an outside financial advisory and investment banking firm to advise and assist us in raising capital.  Through June 30, 2008 we have completed the planning phase and we are actively pursuing the raising of capital.

i)	In May 2008 we issued 184,000 shares of restricted common stock in a private placement offering to independent third parties at a price of $0.28 per share, raising gross proceeds of $51,500.
j)
In May 2008 we sold 1,000,000 shares of restricted common stock for a $200,000 non-interest bearing note with the related party described in (xii) of the section captioned “Debt” below.  The $0.20 offering price represented a 25% discount from the market price. As of June 30, 2008, $25,000 remained outstanding on the note.

k)
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

l)	We are continuing our efforts at expanding our higher margin professional services.

The working capital deficit of ($2,392,000) as of June 30, 2008, represents a decrease of $834,000 as compared to a working capital deficit of ($3,226,000) as of September 30, 2007.  This working capital deficit decrease was primarily the result of a significant effort on the part of management to reduce the level of debt outstanding through the conversion and restructuring of outstanding balances.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments of $7,500.  As of July 22, 2008, the amount of sold receivables outstanding was $5,888,000, which includes $395,500 of the overadvance.

Debt

Long-term debt at June 30, 2008 and September 30, 2007 is summarized as follows:

	June 30,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	464,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	57,000	159,000
Long term capitalized lease obligation (xiv)	25,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	778,000	1,141,000
Less current maturities	437,000	691,000
Non-current portion	341,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	24,000	46,000
12% unsecured convertible note (vii)	100,000	270,000
Demand loans (viii)	83,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,677,000	2,846,000
9% unsecured note (xi)	109,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,197,000	4,087,000
Less current maturities	985,000	1,647,000
Non-current portion	1,212,000	2,440,000

Total long-term debt	2,975,000	5,228,000
Less current maturities	1,422,000	2,338,000
Total non-current portion	$1,553,000	$2,890,000

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

 (iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder as a finder’s fee in consideration for sourcing and completing the US Temp Acquisition.  The note bears an annual interest rate of 8%. On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 13% per annum.

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

12% Unsecured Convertible Note

(vii)           We issued a $280,000 unsecured convertible note on April 1, 2006 to a shareholder and director of the Company.  The note was due April 1, 2007, bearing an annual interest rate of 12%.  On October 31, 2007, we entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 18%. On January 31, 2008, the shareholder and director exchanged the note, with an outstanding principal balance of $200,000 for 600,000 shares of restricted common stock with a fair value on the date of exchange of $177,000 and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 12% and is convertible at any time at the option of the holder at a specified price of $0.40 per share.  We recorded a loss of $77,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note.

Demand Loans

(viii)           In October 2005 a major shareholder advanced us $30,000 to fund our initial operations. During the six months ended March 31, 2008, the same shareholder advanced an additional $18,000. During the three months ended June 30, 2008 another major shareholder advanced us $35,000.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes and loan were issued.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became our employee. A portion of the purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, we completed our analysis of ReStaff’s results and reduced the original purchase price by $1,398,000. The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for the two new notes described in (ix) and (x) below.  In addition, the note in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.  The debt described in (xi) and (xii) below was issued to two separate major shareholders.

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

(xii)           In order to finance portions of the purchase price of the ReStaff Acquisition, we entered into a borrowing arrangement with another major stockholder.  Under the terms of the agreement, up to $950,000 was available to be borrowed without interest.  As consideration for the loan, the stockholder was granted 600,000 shares of restricted common stock.  We borrowed and subsequently repaid $450,000 in March, 2007, and borrowed the balance of $500,000 in June, 2007 which was payable in equal weekly installments of $10,000.  We followed the guidance in Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by treating the relative fair value of the restricted common stock granted as a discount to the debt, with a corresponding increase in additional paid-in capital.  Accordingly, a relative fair value associated with the granted common stock of $119,000 was calculated, $4,000 of which was apportioned to the initial $450,000 borrowed and repaid in March, 2007 and recorded as interest expense, and $115,000 was apportioned to the $500,000 balance and recorded as deferred financing costs to be amortized as interest expense beginning in June, 2007.  In March, 2008, we issued 600,000 of restricted common stock with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of $120,000 outstanding on the date of exchange. We recorded a loss of $47,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note, net of remaining deferred financing costs of $8,000.

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

Reliance on Related Parties

We have historically relied on funding from related parties in order to meet our liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), (xi) and (xii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages that we derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to us.  Management anticipates that we will continue to have significant working capital requirements in order to fund our growth and operations, and to the extent we do not generate sufficient cash flow from operations to meet these working capital requirements we will continue to seek other sources of funding including the issuance of related party debt.

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

In January, 2008, the related party that held the $280,000 12% unsecured convertible note dated April 1, 2006, with an outstanding principal balance of $200,000, exchanged the note for 600,000 shares of our common stock and a new unsecured note in the principal amount of $100,000 due October 31, 2008 and bearing an annual interest rate of 12%.

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

In March, 2008, we issued 1,000,000 shares of the Company’s common stock to the related party that had made the $950,000 unsecured loan in March 2007 as described in (xii) above, in exchange for consideration of $200,000 which consisted of the cancellation of the remaining outstanding principal balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

In May 2008 we issued 184,000 shares of restricted common stock in a private placement offering to independent third parties at a price of $0.28 per share, raising gross proceeds of $51,500.

In May 2008 we sold 1,000,000 shares of restricted common stock for a $200,000 non-interest bearing note with the related party described in (xii) of the section captioned “Debt” above.  The $0.20 offering price represented a 25% discount from the market price. As of June 30, 2008, $25,000 remained outstanding on the note.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in Amendment No. 3 to our Form 10 Registration Statement filed on April 15, 2008.  There have been no material changes in the status of such matters since the filing of that registration statement.

In 2005, we acquired the outstanding receivables and customer lists from Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, we were notified by the State of Connecticut that we may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment

Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than ours at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on wages for the last several months which may be reduced upon audit.  Management believes that we have properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  We appealed the ruling and are awaiting a determination, but we intend to vigorously defend our position that we are not the predecessor employer.  Management estimates the range of possible loss between $0  and $103,000.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Amended Form 10 Registration Statement filed on April 15, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we completed a private placement to independent third parties of 184,000 shares of common stock at a fair value of $0.28 per share for cash. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuance.

In May 2008, we entered into a stock purchase agreement with a major shareholder to purchase 1,000,000 shares of common stock at a fair value of $0.20 per share.  The Company received a non-interest bearing note from the shareholder for $200,000 to finance the purchase.  As of June 30, 2008, $25,000 remained outstanding on the note. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in making such issuance.

Item 3.	Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $175,000, $80,000 and $150,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  Each of the holders of these notes has entered into a forbearance agreement with us and agreed to refrain from exercising rights and remedies against us in exchange for an increase in the interest rate of the note.  As of June 30, 2008, the aggregate amount of payments due but not made under the notes was $286,000.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended June 30, 2008.

Item 5.	Other Information

None

Item 6	Exhibits

Number	Description

10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to
Accountabilities, Inc. in the Principal Amount of $200,000

10.43	Stock Purchase Agreement dated May 15, 2008 between Accountabilities, Inc. and Tri-State Employment Services, Inc.

10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 Private Placement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: August 14, 2008	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: Chief Executive Officer

Date: August 14, 2008	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer