Form 10-K
period 2008-09-30
AccountAbilities, Inc.
filed 2008-12-23
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30734

ACCOUNTABILITIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-3255619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Route 9 South, Suite 109
Manalapan, New Jersey 07726
(Address of principal executive offices)

(732) 333-3622
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the “Pink Sheets” as of March 31, 2008, was $2,352,000 based upon 6,919,000 shares held by non-affiliates.

The number of shares of Common Stock, $.0001 par value, outstanding as of December 22, 2008 was 23,765,791.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are economic conditions facing the staffing industry generally; uncertainties related to the job market and our ability to attract qualified candidates; uncertainties associated with our brief operating history; our ability to raise additional capital; our ability to achieve and manage growth; our ability to attract and retain qualified personnel; our ability to develop new services; our ability to open new offices; general economic conditions; the continued cooperation of our creditors; our ability to diversify our client base; and other factors discussed in Item 1A of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report. In this Annual Report on Form 10-K, references to “Accountabilities”, “the Company”, “we”, “us” and “our” refer to Accountabilities, Inc. and its subsidiaries.

ACCOUNTABILITIES, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

We are a national provider of diversified staffing, recruiting and consulting services across a variety of industries and sizes of business.  The following summarizes our corporate history and general development:

●
Accountabilities, Inc., was originally incorporated as a Delaware corporation named Thermaltec International Corp. in November 1994 and its primary business from inception through July 2001 was the establishment and support of thermal spray coating shops in Latin America.

●
In June 2000, Thermaltec acquired Tranventures Industries, Inc., a New York corporation formed to exploit various business opportunities in the transportation and logistics industries in exchange for shares of Thermaltec common stock.

●	In May 2001, Thermaltec changed its name to TTI Holdings of America Corp.

●	In July 2001, TTI Holdings of America divested the thermal spray coating business by way of a spin-off of a wholly owned subsidiary to its shareholders.

●
In August 2002, TTI Holdings of America acquired Steam Cleaning USA, Inc., a corporation formed to acquire and expand a steam cleaning business in a reverse acquisition transaction pursuant to which Steam Cleaning USA, Inc. was merged into TTI Holdings of America, and TTI Holdings of America changed its name to Steam Cleaning USA, Inc.

●
On July 1, 2003, Steam Cleaning USA, Inc. acquired all of the outstanding capital stock of Humana Trans Services Holding Corp., a Delaware corporation which, through its subsidiaries, provided employee leasing and benefits processing services and temporary staffing placement solutions to the trucking industry.

●	In August 2003, Steam Cleaning USA, Inc. changed its name to Humana Trans Services Holding Corp.

●	In December 2004, Humana sold its employee leasing and benefits processing business to a third party.

●
In June 2005, Humana acquired a business plan concept from Allan Hartley related to the staffing and recruitment of professional employees and, at the same time formed a new subsidiary named Accountabilities Inc. to develop the new business plan and named Mr. Hartley as president of the subsidiary.

●	In July 2005, Humana sold the segment of its staffing business devoted to the trucking industry to an entity controlled by its management team (excluding Mr. Hartley).

●	In October 2005, Accountabilities Inc., the subsidiary of Humana, was merged into Humana and the surviving corporation changed its name to Accountabilities, Inc.

●
In November 2005, Accountabilities acquired the operations of three offices from Stratus Services Group, Inc., a staffing company, in exchange for its agreement to pay to Stratus a percentage of revenues of the acquired business for a period of 36 months.

●	In March 2006, Accountabilities acquired the operations of five offices from US Temp Services, Inc., a staffing company, for a purchase price of $1,723,000.

●	In February 2007, Accountabilities acquired substantially all of the business and assets of ReStaff Services, Inc., a staffing company, for a total adjusted purchase price of $3,312,000.

We maintain our headquarters at 195 Route 9 South, Manalapan, New Jersey 07726 and our phone number is (732) 333-3622.

Services Offerings and Markets

Our service offerings are as follows:

●	CPA Partner on Premise Program

Through our Partner on Premise Program, we have agreements with leading regional public accounting firms to function as our sales and marketing presence in pre-defined markets.  These public accounting firms offer to provide our non-attest related finance and accounting services to their current client base as well as any other client in the pre-defined market area.  This relationship provides us with the ability to provide our professional accounting and finance services immediately to an established client base in that market, and to co-brand, utilizing the recognized name of the public accounting firm as well as ours in the solicitation of new clients, while the public accounting firm derives both an additional source of revenue as well as the ability to provide these additional services to their clients.  As of September 30, 2008 we have agreements with nine different regional public accounting firms, which to date through September 30, 2008 have historically generated less than 10% of our total revenues.  While the CPA Firm acts as a marketing and sales arm for us and provides access to their client base, we retain control of the clients, employees, systems and processes.  We provide, among other things, industry expertise, business plans, market analysis, management and technical services, back office support, including enterprise-wide financial, accounting and human resources systems, personnel and assistance in training to our CPA Partners.  As compensation, the CPA firm receives a commission equal to the profits calculated by us, less 10% of the revenues which is retained by us.

●             Direct Professional Services
Our Direct Professional Services include Staff Augmentation and Consulting Services.  Staff Augmentation services include executive search, interim contract and project management in the areas of Accounting and Finance, IT/Technology, Engineering, Biotechnology and Biopharmaceutical.  Consulting services include accounting and finance consulting services in the areas of Sarbanes-Oxley compliance, mergers and acquisitions, corporate reorganizations, information systems and tax related matters.  We provide these services directly through the operations of our two wholly owned offices and national network of consultants. Management’s intention is to continue to expand on the provision of direct professional services which typically produce gross margins averaging between 30% to 50% at the job level versus those of general temporary staffing, such as in our Staffing Abilities service offering, which typically average between 10% to 20% at the job level.  Direct professional services being emphasized include those in the fields of accounting and information technology, which we have begun marketing through our CPA Partner on Premise Program affiliated CPA firms, as well as marketing directly to clients.  Additionally, management intends to explore cross-selling opportunities with our Staffing Abilities clients.  Through September 30, 2008 direct professional services have historically constituted less than 20% of our revenues.

●	Staffing Abilities
We provide general temporary staffing in the areas of light industrial services and administrative support to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Staffing Abilities business has grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through September 30, 2008, the Staffing Abilities service offering has historically constituted approximately 80% of our revenues.  The Staffing Abilities service offerings have provided us with a predictable source of revenues to aid in supporting the growth of our CPA Partner on Premises Program and Direct Professional Service offerings, and functions as a potential client base from which to cross-sell higher margin professional services.  Although management currently intends to emphasize the growth of higher margin direct professional services, management currently intends to continue to provide our Staffing Abilities services for the foreseeable future, and to continue to explore ways to profitably grow our Staffing Abilities business.

We also augment revenues from the above lines of business with the following:

●
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

●
Job Board – Through our job board AccountingEmployees.com, we are able to capitalize on one of the fastest growing segments of the staffing industry.  CPA members post jobs for free while all other postings are fee based.

Organization

Management of our staffing and consulting services operations is coordinated from our headquarters in Manalapan, New Jersey, which provides support and centralized services to our offices in the administrative, marketing, public relations, accounting and training areas.  As of September 30, 2008, we conducted our operations in 11 states, including, New Jersey, New York, Massachusetts, Connecticut, Pennsylvania, Maryland, Georgia, Florida, Mississippi, Colorado and California through 14 offices and nine different Partner on Premise Agreements.

Competition

Our professional staffing services face competition in attracting clients as well as skilled specialized employment candidates.  In providing professional staffing services, we operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services.  Our principal competitors include:

●	consulting firms;

●	local, regional and national accounting firms;

●	independent contractors;

●	traditional and Internet-based staffing firms and their specialized divisions; and

●	the in-house resources of our clients.

We compete for clients on the basis of the quality of professionals, the timely availability of professionals with requisite skills, the scope and price of services, and the geographic reach of services.  Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

The general temporary staffing and professional services industries, including the services offered through our CPA Partner on Premise Program, are highly competitive with few barriers to entry.  We believe that the majority of companies offering these services are local, full-service or specialized operations with less than five offices.  Within local markets, typically no single company has a dominant share of the market.  We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets.  Competitors offering general temporary staffing services nationally, similar to our Staffing Abilities services include companies such as Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc., and Randstad North America.  Competitors offering professional services on a national level similar to our Direct Professional Services include Resources Connection, Inc., Robert Half International, Inc., KForce, Inc. and MPS Group, Inc.  Many of our principal competitors have greater financial, marketing and other resources than us.  In addition, there are a number of medium-sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

We believe that the competitive factors in obtaining and retaining customers include understanding customers’ specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services.  We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility and responsiveness of work schedules.

Employees

We have approximately 71 full-time staff employees.  We placed approximately 11,339 employees on temporary assignments with clients during fiscal year ended September 30, 2008.  All but approximately 7 of the employees on temporary assignments and all but approximately 20 full time employees are provided to us under an employee leasing arrangement with Tri-State Employment Services, Inc., which is the statutory employer and which arranges for workers compensation insurance coverage for the employees.  This arrangement allows us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates.  Employees are leased from Tri-State based upon agreed upon rates which are dependent upon the individual employee’s compensation structure.  The agreement had an initial term of one year which expired in January, 2007.  We are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day-to-day duties of the leased employees.   We have continued the arrangement with Tri-State on the same terms contained in the original agreement.  Either party may terminate the arrangement at any time.   As of September 30, 2008, Tri-State owned approximately 31% of our outstanding common stock.

ITEM 1A.	RISK FACTORS

Our business has a limited operating history, which limits the availability of information to evaluate the business.

We commenced our professional staffing and workforce solutions business in June 2005.  As a result, shareholders and prospective investors will have limited operating and financial information to evaluate our historical performance and future prospects.  We face the risks and difficulties of an early-stage company, including uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives.  There can be no assurance that we will succeed in addressing any or all of these risks, and the failure to do so would have a material adverse effect on our business, financial condition and operating results.

If we fail to execute our acquisitions or investments, our business could suffer.

We have supplemented our internal growth through acquisitions and may do so in the future through acquisitions, investments or joint ventures.  We evaluate potential acquisitions, investments and joint ventures on an ongoing basis.  Our acquisitions and investments pose many risks, including:

●	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

●	Future acquisitions, investments or joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income;

●	We may have trouble integrating the acquired business and retaining its personnel;

●	Acquisitions, investments or joint ventures may disrupt business and distract management from other responsibilities; and

●	If our acquisitions or investments fail, our business could be harmed.

●
Completing such acquisitions will be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below, and our current inability to finance such acquisitions through current cash flows.  There can be no assurance that we will be able to negotiate such acceptable purchase terms or third party financing.

We may acquire additional companies, which may result in adverse effects on our earnings.

We may at times become involved in discussions with potential acquisition candidates.  Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings.  In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, shareholders may experience dilution in their equity.  We previously obtained growth through acquisitions of other companies and businesses.  Under Statements of Financial Accounting Standards No.141, Business Combinations (SFAS No.141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment.  In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings.

Our management may be unable to effectively integrate acquisitions and to manage growth, and may be unable to fully realize any anticipated benefits of these acquisitions.

Our business strategy includes growth through both acquisitions and internal development.  We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies.  Acquired companies’ histories, geographical locations, business models and business cultures can be different from ours in many respects.  Senior management may face significant challenges in our efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage continued growth.  There can be no assurance that efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage its growth or that the anticipated benefits of these proposed acquisitions will be fully realized.  The dedication of management resources to these efforts may detract attention from day-to-day business.  There can be no assurance that there will not be substantial costs associated with these activities or of the success of the integration efforts, either of which could have a material adverse effect on our operating results.

We may be subject to successor liability as a result of acquisitions we have made.

The growth of our business has been partially a result of acquisitions we made in fiscal 2006 and 2007, including our acquisition of three general staffing offices from Stratus Services Group, Inc., five general staffing offices from U.S. Temp Services, Inc. and three general staffing offices of ReStaff Services, Inc.  Although we have endeavored to structure these transactions to minimize exposure to unassumed liabilities, it is possible that under common law and certain statutes that creditors of the entities that sold us these operations could attempt to assert that we have successor liability for obligations of the sellers.  Even if any such claim was unsuccessful, it could be costly to defend and have an adverse effect on our financial condition and results of operations.

Our ultimate liability for unremitted payroll taxes may materially exceed our currently recorded estimated liability.

We have been notified by the IRS and certain state taxing authorities that a subsidiary which ceased operating at the end of 2004 has accumulated liabilities for unremitted payroll taxes related to the calendar year 2004.  Consequently we have recorded a liability of $700,000 representing the amount management believes will ultimately be payable for this liability based upon our knowledge of current events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, materially in excess of our current estimate.

We may be exposed to employment-related claims and costs that could materially adversely affect our business.

Due to the nature of our business of placing workers in the workplace of other businesses on a temporary or permanent basis we are subject to a large number of laws and regulations relating to employment.  The risks related to engaging in such business include but are not limited to:

●	claims of discrimination and harassment,

●	violations of wage and hour laws,

●	criminal activity,

●	claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets, and

●	immigration related claims.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management, and therefore, could have a negative effect on our business.  In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities.  We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate.  However, there can be no assurance that our insurance will be sufficient in amount or scope to cover these types of liabilities or that we will be able to secure insurance coverage for such risks on affordable terms.  Furthermore, there can be no assurance that we will not experience these issues in the future or that they will not have a material adverse effect on our business.

Should our arrangement with Tri-State terminate we cannot be assured that we would be able to secure a comparable employee leasing provider or workers compensation insurance on affordable terms.

We lease the majority of our workers from Tri-State Employment Services, Inc., a professional employment organization and major shareholder of our company.  We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantages rates via Tri-State’s much larger scale.  Through this agreement with Tri-State, Tri-State is the statutory employer, whereas we are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day to day duties of all employees.  Employees are leased from Tri-State based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee.  Should our arrangement with Tri-State terminate we cannot be assured that we would be able to secure a comparable leasing provider at agreeable rates.  Should we be unsuccessful at finding a comparable employee leasing provider we cannot be assured that we would be able to secure required workers compensation insurance on affordable terms.  The failure to obtain a comparable employee leasing provider or workers compensation insurance at affordable rates would possibly require significant working capital requirements which are not currently necessary.  In addition, there can be no assurance that we will be successful at passing these increased costs to our clients which may reduce our profit margins.

We bear the risk of nonpayment from our clients and the possible effects of bankruptcy filings by clients.

To the extent that any particular client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected.  For work performed prior to the termination of a client agreement, we are obligated to pay the agreed upon fees to our employees leasing provider Tri-State, whether or not our client pays us on a timely basis, or at all.  A significant increase in uncollected account receivables may have a material adverse effect on our earnings and financial condition.

Our failure to remain competitive could harm our business.

Our business is highly competitive.  We compete with larger companies that have greater name recognition, financial resources and larger staffs.  We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to customers.  Any failure to do so could have a material adverse effect on our business.

Any significant economic downturn could result in our customers using fewer staffing and consulting services, which could materially adversely affect our business.

Demand for staffing and consulting services is significantly affected by the general level of economic activity.  As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees.  Further, demand for permanent placement services also slows as the labor pool directly available to our customers increases, making it easier for them to identify new employees directly.  Typically, we may experience increased pricing pressures from competitors during periods of economic downturn, which could have a material adverse effect on our financial condition.  Additionally, in geographic areas where we derive a significant amount of business, a regional or localized economic downturn could adversely affect our operating results and financial position.

The loss of any key personnel could harm our business.

Our future financial performance is significantly impacted by our ability to attract, motivate and retain key management personnel.  Competition for qualified management personnel is very competitive and in the event that we experience turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis.  We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives.  Even if we are successful, turnover in key management positions could temporarily harm financial performance and results of operations until the new management becomes familiar with our business.

Our success depends in large part on our ability to attract and retain qualified temporary and permanent personnel.

Our success depends on our ability to provide clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs.  Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future.  Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies.  Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers.   There can be no assurance that qualified candidates will continue to be available to us in sufficient numbers and on acceptable terms. The failure to identify, recruit, train and place candidates as well as retain qualified temporary employees over a long period of time could materially adversely affect our business.

Operating as a public company has increased costs, and our management will be required to devote substantial time to new compliance initiatives.

As a result of operating as a public company, we incur significant legal, accounting and other expenses that we did not incur as a non-reporting company.  In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, our management expects these new rules and regulations to make it more difficult and more expensive to obtain director and officer liability insurance, and our management may be required to accept reduced policy limits and coverage.  These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, board committees or as executive officers.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  In particular, beginning with our Annual Report for the fiscal year ended September 30, 2009, we expect to be required to furnish a report by our management on our internal control over financial reporting.  Further, we expect that our external auditors will be required to audit our internal control over financial reporting report and include their attestation on that report in our annual report on Form 10-K starting with the annual report for the 2010 fiscal year.  The process of fully documenting and testing internal control procedures in order to satisfy these requirements will result in increased general and administrative expenses and may shift management time and attention from profit-generating activities to compliance activities.  Furthermore, during the course of our internal control testing, we may identify deficiencies which we may not be able to remediate in time to meet the reporting deadline under Section 404.

In order to respond to additional regulations applicable to public companies, such as Section 404, our management anticipates hiring additional finance and accounting personnel in the future.  Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all.  In addition, new employees will require time and training to learn a new business and operating processes and procedures.  If the finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of financial reporting may suffer, which could result in identification of internal control weaknesses.  Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASD, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our common stock is thinly traded on the OTC Bulletin Board, and we cannot give assurance that our common stock will become liquid or that it will be listed on a securities exchange.

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the NASDAQ National Market or NASDAQ Capital Market). We cannot give assurance that we will be able to meet the listing standards of any stock exchange, such as the American Stock Exchange or the Nasdaq National Market, or that we will be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to affect a reverse stock split to achieve such minimum bid prices. Our common stock is currently quoted on the OTC Bulletin Board. Until our common stock is listed on an exchange, we expect that it will continue to be quoted on the OTC Bulletin Board. In this venue, however, an investor may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital.

We have significant working capital requirements and have historically been heavily reliant upon the issuance of debt, including debt from related parties, to meet these working capital requirements.

Historically, we have experienced negative working capital balances and as of September 30, 2008 and September 30, 2007 had negative working capital of ($2,196,000) and ($3,226,000), respectively.

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees.  Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.  As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.  We finance our operations primarily through sales of our receivables to a financial institution, issuance of debt, including debt issued to related parties, and also through cash generated by operating activities.

Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000, for which the purchaser advances 90% of the assigned receivables’ value upon sale, and 10% upon final collection.  As collections reduce previously sold receivables, we may replenish these with new receivables.  The risk we bear from bad debt losses on trade receivables sold is retained by us and receivables sold which become greater than 90 days old can be charged back to us by the purchaser.  Any such increase in trade receivables older than 90 days and charged back would decrease amounts available for working capital purposes and could have an adverse effect on liquidity and financial condition.

As of September 30, 2008, we owed $458,000 under promissory notes that are past due or which are due upon demand, $258,000 of which is due to related parties.

We have, in the past, been required to aggressively manage our cash to ensure adequate funds to meet working capital requirements and to service debt. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and working to generate cash from a variety of other sources.

We have historically experienced periods of negative cash flow from operations and investment activities.  Any such increase or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

There is no assurance that we will generate the necessary net income or operating cash flows to meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the staffing and professional services industry and the other factors discussed in this “Risk Factors” section.  If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: attempting to reduce fixed costs (for example, reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions.   There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancing on any terms or on terms that are acceptable to us.  Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

We have historically been, and may continue to be, heavily reliant upon financing from related parties which presents potential conflicts of interest.

We have historically obtained financing from related parties including major shareholders, directors and officers, in the form of both debt and equity securities issued to finance working capital growth and acquisitions.  These related parties have the ability to exercise significant control over the financing decisions of the Company, which may present conflicts of interest regarding the choice of parties to obtain financing from, as well as the terms of financing instruments that we enter into with them, and as a result, no assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms-length negotiations with third parties.

Stockholders may experience future dilution in ownership due to possible future equity issuances, the exercise of outstanding warrants, the conversion of existing convertible debt securities, and the conversion of existing debt to equity in connection with certain restructuring activities.

As of September 30, 2008, we have outstanding convertible debt securities representing a maximum number of common shares issuable upon conversion of 541,000, and outstanding warrants to acquire 166,000 shares of common stock.  We are also in negotiations to further reduce our debt through restructurings which may include further conversions of outstanding debt to equity, and are also in discussions to obtain further financing, which may include the issuance of additional equity.  Additional issuances of common stock will subject our stockholders to dilution and reduce their percentage interest in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

Our headquarters are located in Manalapan, New Jersey, under a lease for 8,080 square feet of office space which expires in December 2014.  As of September 30, 2008, placement activities were conducted through more than 13 offices located in the United States.  We believe that our existing facilities are adequate and suitable for our current operations; however, we may add additional facilities from time to time in the future as the need arises.

ITEM 3.	LEGAL PROCEEDINGS

In 2005, we acquired the outstanding receivables and customer lists of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, we were notified by the State of Connecticut that we may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than ours at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on current wages, which may be reduced upon audit.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  We have appealed the ruling and are awaiting a determination, but intend to vigorously defend our position that the Company is not the predecessor employer.  Management estimates the range of possible loss between $0 and $103,000.

ALS, LLC (“ALS”) instituted an action against us, US Temps, Inc. and a major shareholder of our company in the United States District Court, District of New Jersey in May 2007 in which it alleged that we tortiously interfered with ALS’ business relationship with US Temps by causing US Temps to terminate its relationship with ALS under an agreement pursuant to which ALS provided employee outsourcing services to US Temps prior to our acquisition of certain assets from US Temps.  ALS also alleged that we had liability as a successor to US Temps for US Temps’ alleged breach of the outsourcing agreement.  In October 2008, a settlement was reached with ALS whereby we have agreed to pay $60,000 in twelve equal monthly installments of $5,000 beginning on October 1, 2008.

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in other lawsuits.  We are not aware of any other pending legal proceedings that are likely to have a material adverse impact on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock has traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ACBT” since June 12, 2008.  Prior to that date, our common stock was traded on the “Pink Sheets”.  The following table shows, for the periods indicated, the reported high and low sale prices for shares of our common stock as reported in the OTC or “Pink Sheets”, as applicable, for the fiscal quarters indicated.  As of December 9, 2008, there were approximately 313 record holders of our common stock.

	Low	High
Fiscal Year Ended September 30, 2007
First Quarter	$.20	$.45
Second Quarter	.30	.78
Third Quarter	.41	.70
Fourth Quarter	.32	.70
Fiscal Year Ending September 30, 2008
First Quarter	.31	.35
Second Quarter	.32	.50
Third Quarter	.22	.48
Fourth Quarter	.18	.52

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the periods presented, and we do not anticipate doing so in the foreseeable future.  We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

Issuances of Unregistered Securities

None during the fourth fiscal quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

We are providing the following selected financial data, which as been derived from financial statements which have been audited by Miller, Ellin & Company, LLP, independent public accountants.  The statement of operations data for the period from June 9, 2005 (Date of Inception) to September 30, 2005 and the balance sheet data at September 30, 2006 and 2005 were derived from our audited financial statements that are not included in this Report on Form 10-K.  The statements of operations data for the  years ended September 30, 2008, 2007 and 2006 and the balance sheet data at September 30, 2008 and 2007 were derived from our audited financial statements that are included elsewhere in this Report on Form 10-K.   The following information should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

Statements of Operations Data

	Year Ended September 30,			For the period from June 9, 2005 (Date of Inception) to September 30,
	2008	2007	2006	2005

Revenues	$66,608,000	$57,581,000	$34,088,000	--
Income (loss) from operations	$399,000	$711,000	$(514,000)	$(91,000)
Net loss	$(683,000)	$(184,000)	$(1,012,000)	$(91,000)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.12)	$(0.03)
Shares used in basic per share calculations	19,903,000	15,515,000	8,792,000	2,960,000
Shares used in diluted per share calculations	19,903,000	15,515,000	8,792,000	2,960,000

Balance Sheet Data

	As of September 30,
	2008	2007	2006	2005

Total assets	$7,789,000	$8,819,000	$4,073,000	$2,000
Long-term debt, including current portion	$2,817,000	$5,228,000	$1,614,000	$--
Total stockholders’ equity (deficit)	$1,268,000	$450,000	$(460,000)	$(1,856,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our financial statements and related notes.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report on Form 10-K, particularly in “Risk Factors”.

Description of the Company

Our objective is to provide both niche professional services as well as general staffing services to the business community.  Niche professional services include project management, interim contract, consulting and executive search, in the areas of accounting, information technology, engineering, biotechnology and biopharmaceutical.  General temporary staffing services are provided to a variety of clientele in the areas of clerical and light industrial services.  As of September 30, 2008, we provide these services in key markets across the United States, through the operation of 14 offices in 11 states and through cooperative sales and marketing arrangements with nine different regional public accounting firms through our Partner on Premise Program.  A more detailed description of our service offerings is as follows:

●	CPA Partner on Premise Program
Through our Partner on Premise Program, we have agreements with leading regional public accounting firms to function as our sales and marketing presence in pre-defined markets.  These public accounting firms offer to provide our non-attest related finance and accounting services to their current client base as well as any other client in the pre-defined market area.  This relationship provides us with the ability to provide our professional accounting and finance services immediately to an established client base in that market, and to co-brand, utilizing the recognized name of the public accounting firm as well as ours in the solicitation of new clients, while the public accounting firm derives both an additional source of revenue as well as the ability to provide these additional services to their clients.  As of September 30, 2008 we have agreements with nine different regional public accounting firms, which to date through September 30, 2008 have historically generated less than 10% of our total revenues.  While the CPA Firm acts as a marketing and sales arm for us and provides access to their client base, we retain control of the clients, employees, systems and processes.  We provide, among other things, industry expertise, business plans, market analysis, management and technical services, back office support, including enterprise-wide financial, accounting and human resources systems, personnel and assistance in training to our CPA Partners.  As compensation, the CPA firm receives a commission equal to the profits calculated by us, less 10% of the revenues which is retained by us.

●	Direct Professional Services
Our Direct Professional Services include Staff Augmentation and Consulting Services.  Staff Augmentation services include executive search, interim contract and project management in the areas of Accounting and Finance, IT/Technology, Engineering, Biotechnology and Biopharmaceutical.  Consulting services include accounting and finance consulting services in the areas of Sarbanes-Oxley compliance, mergers and acquisitions, corporate reorganizations, information systems and tax related matters.  We provide these services directly through the operations of our two wholly-owned offices and national network of consultants.  Management’s intention is to continue to expand on the provision of direct professional services which typically produce gross margins averaging between 30% to 50% at the job level versus those of general temporary staffing, such as in our Staffing Abilities service offering, which typically average between 10% to 20% at the job level.  Direct professional services to be emphasized include those in the fields of accounting and information technology, which we have begun marketing through our CPA Partner on Premise Program affiliated CPA firms, as well as marketing directly to clients.  Additionally, management intends to explore cross-selling opportunities with our Staffing Abilities clients.  Through September 30, 2008 direct professional services have historically constituted less than 20% of our revenues.

●	Staffing Abilities
We provide general temporary staffing in the areas of light industrial services and administrative support to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Staffing Abilities business has grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through September 30, 2008, the Staffing Abilities service offering has historically constituted approximately 80% of our revenues.  The Staffing Abilities service offerings have provided us with a predictable source of revenues to aid in supporting the growth of our CPA Partner on Premises Program and Direct Professional Service offerings, and functions as a potential client base from which to cross-sell higher margin professional services.  Although management currently intends to emphasize the growth of higher margin direct professional services, management currently intends to continue to provide our Staffing Abilities services for the foreseeable future, and to continue to explore ways to profitably grow our Staffing Abilities business.

       We also augment revenues from the above lines of business with the following:

●
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

●
Job Board – Through our job board AccountingEmployees.com, we are able to capitalize on one of the fastest growing segments of the staffing industry.  CPA members post jobs for free while all other postings are fee based.

The contribution of each service offering to net income is primarily dependent on the respective gross margin provided by each offering, which is described above.  The Staffing Abilities Service offerings, although producing lower margins, currently comprise the largest component of our revenue at approximately 80%, and consequently the largest component of our gross profit.  Additionally, these service offerings are more mature and we are not currently incurring significant amounts of up front expenses or capital expenditure towards future growth as we are to develop our other service offerings.  In our CPA Partner on Premise and Direct Professional Services offerings, which together comprise approximately 20% of our revenue, we have incurred and expect to continue to incur for the foreseeable future, up front expenditures in senior management, consultants and other client service associates, development of processes and procedures, and marketing expenditures in order to build the necessary infrastructure and brand awareness in anticipation of future revenue growth from these service offerings.

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

●
Management believes that the CPA Partner on Premise sales and marketing agreements represent a significant marketing differentiator to our current and potential clients in that the services are associated with the trusted name of known regional public accounting firms, and represent an important part of our strategy of growing our Direct Professional Services offering.  In recognition of this, we are continuing to invest in efforts to support the identification and procurement of additional CPA firm affiliates nationwide, as well as investing in the continued improvement and refinement of our operations and general and administrative activities to support our current relationships going forward.

●
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

●
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

●
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of September 30, 2008 we had negative working capital of ($2,196,000), for which the component constituting the current portion of long-term debt was $1,366,000.  Total outstanding debt as of September 30, 2008 was $2,817,000, $458,000 of which is past due or due upon demand, whereas $1,631,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaged in several activities, as explained further in “Working Capital” below, to effectively accomplish these objectives.

●
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

●
Stratus Services Group, Inc. Offices Acquisition (“Stratus Acquisition”).  In November 2005, we acquired the operations of three general staffing offices from Stratus Services Group, Inc. in exchange for certain future earn-out payments.

●
US Temp Services, Inc. Offices Acquisition (“US Temp Acquisition”).  On March 31, 2006, we acquired the operations, including five general staffing offices, of US Temp Services, Inc. in exchange for cash, notes and shares of our common stock.

In fiscal 2007 we consummated the following material acquisition:

●
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

As mentioned above, management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance our current service offerings and effectively assimilate into our marketing and sales strategies.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below.  Given these limitations, management is currently focusing on acquisitions for which the purchase price can be structured with emphasis on equity consideration and earnings based contingent payments.  Currently, management expects acquisitions to continue to constitute a significant portion of our future growth, if any, and is emphasizing acquisitions in the areas of professional accounting temporary and consulting services, with a secondary emphasis on information technology temporary consulting services.  Management believes that acquisitions of these types of businesses will experience greater growth potential when combined with our CPA Partner on Premise Program and existing infrastructure, than when operated independently.  Should we be successful at acquiring businesses with the appropriate characteristics, upon terms acceptable to us, and successfully integrate such acquired businesses into our operations, management expects acquisitions to contribute significantly toward the growth in our professional service offerings resulting in a greater proportion of our revenue over time compared to our Staffing Abilities general staffing service offerings.

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

Stock-Based Compensation.  We calculate stock-based compensation expense in accordance with SFAS No. 123 Revised, “Share-Based Payment” (“SFAS 123(R)”).  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values.  Fair value for restricted stock is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  Under SFAS 123(R), the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  We recognize stock-based compensation expense on a straight-line basis.

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities.

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

Recent Accounting Pronouncements

In June, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, Earnings per Share”.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.  Early application is not permitted.  We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial position or results of operations.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  EITF 07-05 is effective as of the beginning of our 2010 fiscal year.  We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). This standard significantly changes the accounting and reporting of business combinations in consolidated financial statements.  Among other things, SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs.  The standard is effective for us beginning October 1, 2009 and is applicable only to transactions occurring after the effective date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We have adopted this statement for financial assets and liabilities effective October 1, 2008 and will adopt this statement for non-financial assets and liabilities effective October 1, 2009.  The Company does not expect there will be a material impact from adoption of this standard on our consolidated financial statements, although we may need to include additional disclosures in the financial statement footnotes.

Results of Operations

Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007

Revenues

For fiscal 2008, revenue increased $9,027,000, or 16%, to $66,608,000 as compared to $57,581,000 in fiscal 2007.  This increase in revenue is attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year, which accounted for approximately $4,867,000 of the increase.   Excluding the ReStaff Acquisition, revenue increased $4,160,000.  This increase was primarily attributable to an increase in revenues provided by the offices acquired in the Stratus and US Temps Acquisitions of $2,110,000 and $78,000, respectively, an increase in revenues from our Direct Professional Services offering of $1,140,000 as well as a growth in revenues from the Partner on Premise program of $564,000 as compared to fiscal 2007.

For fiscal 2008, our professional service offerings provided revenues of approximately $9,656,000 or 14% of total revenues versus approximately $8,500,000 or 15% of total revenues in fiscal 2007, with the 2008 decrease as a percentage of revenues being due to the February 2007 ReStaff Acquisition’s relatively larger contribution to both total 2008 revenues and Staffing Abilities revenues.

For fiscal 2008 the CPA Partner on Premise Program provided revenues of approximately $3,488,000 or 5% of total revenues, versus approximately $2,900,000, or 5% of total revenues in fiscal 2007.

During fiscal 2008, the operations acquired pursuant to the Stratus Acquisition, US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $19,953,000, $17,991,000 and $15,157,000, respectively.  During fiscal 2007, the operations acquired pursuant to the Stratus Acquisition, US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $17,843,000, $17,913,000 and $10,290,000, respectively.

Direct cost of services

We lease the majority of our workers from Tri-State Employment Services, Inc. (“Tri-State”), a professional employment organization and major shareholder.  We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantageous rates via Tri-State’s much larger scale.  Through this agreement with Tri-State, Tri-State is the statutory employer, whereas we are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day to day duties of all employees.  Employees are leased from Tri-State based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee.  Direct cost of services consists mainly of leased employee direct labor costs, as well as costs of non-leased employees where we are the statutory employer, and other labor related costs.

For fiscal 2008, direct cost of services increased $8,000,000, or 17%, to $56,061,000 as compared to $48,061,000 in fiscal 2007. This increase is attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year, which accounted for approximately $4,369,000 of the increase.  Excluding the ReStaff Acquisition, direct cost of services increased $3,631,000.  This increase was primarily attributable to the increase in business provided by the offices acquired in the Stratus and US Temps Acquisitions of $2,052,000 and $26,000, respectively, growth of our Direct Professional Services offering of $1,272,000 and growth of the Partner on Premise program of $306,000 as compared to fiscal 2007.

Gross profit

For fiscal 2008 gross profit increased $1,027,000 or 11%, to $10,547,000, as compared to $9,520,000 in fiscal 2007.  As a percentage of revenue, gross profit for fiscal 2008 decreased to 15.8% as compared to 16.5% in the prior year, primarily as a result of changes in the client mix resulting in lower average gross margins and increases in state unemployment insurance rates that could not be passed along to clients.

Selling, general and administrative expenses

Selling, general and administrative expenses includes the labor, marketing, corporate overhead and other costs not directly associated with generating revenue such as costs associated with the acquisition and retention of clients and the fees paid to public accounting firms pursuant to our Partner on Premise cooperative sales and marketing agreements, occupancy, administrative labor, benefit plan administration, professional fees and other operating expenses.

For fiscal 2008, selling, general and administrative expenses increased $1,215,000, or 14%, to $9,703,000, as compared to $8,488,000 in fiscal 2007.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $291,000 for fiscal 2008 compared with $29,000 in fiscal 2007.  As a percentage of revenue, selling, general and administrative expenses were comparable at 14.6% during fiscal 2008 compared to 14.7% during fiscal 2007.  The overall increase in selling, general and administrative expenses in the current year period reflects the overall increase in business activity, higher stock based compensation expense, as well as continued investments throughout the organization to support strategic initiatives.

Depreciation and amortization

For fiscal 2008, depreciation and amortization increased $124,000, or 39%, to $445,000, as compared to $321,000 in fiscal 2007.  The current year’s increase is primarily attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year.

Income from operations

As a result of the above, income from operations was $399,000 for fiscal 2008 versus $711,000 in fiscal 2007, representing a decrease of 44%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for fiscal 2008 was $834,000, as compared to $895,000 in fiscal 2007, representing a decrease of 7%.  This decrease is attributable to a reduction in the amount of debt outstanding that occurred during the second quarter of fiscal 2008.  We reduced outstanding indebtedness incurred in the ReStaff Acquisition by $1,448,000 as well as issuing common stock in exchange for $470,000 of other outstanding notes payable.  In addition, the reduction in the federal prime lending rate from 7.75% in effect at the beginning of our fiscal year to 5.00% at the end of our fiscal year resulted in lowered interest expense on our sold accounts receivable.

Loss on goodwill impairment

Loss on goodwill impairment of $148,000 relates to the write off of costs capitalized in connection with a planned reverse merger with Hyperion Energy, Inc. which did not occur.

Net loss on debt extinguishments

Net loss on debt extinguishments of $100,000 was measured as the difference between the fair value of restricted common stock issued and the remaining outstanding principal and accrued interest on the debt that was converted during the second quarter of fiscal 2008.

Net loss

The factors described above resulted in a net loss for fiscal 2008 of ($683,000), as compared to a net loss of ($184,000) in fiscal 2007.

Fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006

Revenues

For fiscal 2007, revenue increased $23,493,000, or 69%, to $57,581,000, as compared to $34,088,000 in fiscal 2006.  Of this increase, $10,290,000 was provided by the ReStaff Acquisition, which occurred on February 26, 2007.  Excluding the ReStaff Acquisition, revenue increased $13,203,000.  This increase was primarily attributable to the growth in our professional service offerings and Partner on Premise program, a full year of operations of the Stratus Acquisition as opposed to ten months in the prior year, which accounted for approximately $2,125,000 of the increase, and a full year of operations of the US Temp Acquisition as opposed to six months in the prior year which accounted for approximately $7,127,000 of the increase.

For fiscal 2007, our professional service offerings provided revenues of approximately $8,500,000, or 15% of total revenues, versus approximately $6,200,000 or 18% in fiscal 2006, with the 2007 decrease as a percentage of revenues being due to the February 2007 ReStaff Acquisition’s relatively larger contribution to both total 2007 revenues and Staffing Abilities revenues.

For fiscal 2007 the CPA Partner on Premise Program provided revenues of approximately $2,900,000, or 5% of total revenues, versus approximately $1,250,000, or 3.7% of revenues in fiscal 2006.

During fiscal 2007, the Stratus Acquisition, US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $17,843,000, $17,913,000 and $10,290,000, respectively.  During fiscal 2006, the Stratus Acquisition, US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $15,718,00, $10,786,000 and $0, respectively.

Direct cost of services

For fiscal 2007, direct cost of services increased $19,333,000, or 67%, to $48,061,000, as compared to $28,728,000 in fiscal 2006.  Of this increase, $8,701,000 was attributed to the ReStaff Acquisition.  Excluding the ReStaff Acquisition, direct cost of services increased $10,632,000.  This increase was primarily attributable to the growth in our professional service offerings and Partner on Premise program, a full year of operations of the Stratus Acquisition as opposed to ten months in the prior year which accounted for approximately $1,822,000 of the increase, and a full year of operations of the US Temp Acquisition as opposed to six months in the prior year which accounted for approximately $6,214,000 of the increase.

Gross profit

For fiscal 2007 gross profit increased $4,160,000, or 78%, to $9,520,000, as compared to $5,360,000 in fiscal 2006.  Of this increase, $1,589,000 was provided by the ReStaff Acquisition.  Excluding the ReStaff Acquisition, gross profit increased $2,571,000.  This increase was primarily attributable to the growth in our professional service offerings and Partner on Premise program, a full year of operations of the Stratus Acquisition as opposed to ten months in fiscal 2006 which accounted for approximately $303,000 of the increase, and a full year of operations of the US Temp Acquisition as opposed to six months in the prior year which accounted for approximately $913,000 of the increase.  As a percentage of revenue gross profit for fiscal 2007 increased to 16.5% as compared to 15.7% in fiscal 2006, reflecting growth in both our higher margin professional services and the Partner on Premise program.

Selling, general and administrative expenses

For fiscal 2007, selling, general and administrative expenses increased $2,732,000, or 48%, to $8,488,000, as compared to $5,756,000 in fiscal 2006.  As a percentage of revenue, selling, general and administrative expenses were 14.7% during fiscal 2007 compared to 16.9% during fiscal 2006.  The decrease as a percentage of revenues in 2007 is due to lower stock based compensation expense in 2007, which was $29,000 versus $1,151,000 in 2006.  Otherwise, the overall increase in selling, general and administrative expenses in the current year period reflects the overall increase in business activity, as well as continued investments throughout the organization to support strategic initiatives.

Depreciation and amortization

For fiscal 2007, depreciation and amortization increased $203,000, or 172%, to $321,000, as compared to $118,000 in fiscal 2006.  The current year’s increase is attributable to amortization associated with acquired assets from the ReStaff Acquisition, acquired in February 2007, and a full year of amortization associated with intangible assets acquired from the US Temp Acquisition, as opposed to six months in the prior year, and a full year of amortization associated with intangible assets acquired from the Stratus Acquisition as opposed to ten months in the prior year.

Income from operations

As a result of the above, income from operations was $711,000 for fiscal 2007 versus a loss of ($514,000) in fiscal 2006.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for fiscal 2007 was $895,000, as compared to $498,000 in fiscal 2006, primarily reflecting an overall increase in the volume of our business and consequently net discounts associated with sales of our receivables, as well as debt issued for acquisitions.

Net loss

The factors described above resulted in a net loss for fiscal 2007 of ($184,000), as compared to a net loss of ($1,012,000) in fiscal 2006.

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

At September 30, 2008, cash was $69,000, a decrease of ($68,000) from $137,000 as of September 30, 2007.

Net cash provided by operating activities during the year ended September 30, 2008 decreased ($204,000) to $414,000, from $618,000 during the year ended September 30, 2007.  This was primarily due to increases in outstanding receivables as of September 30, 2008 compared with September 30, 2007 of $805,000, offset by increases in accounts payable and accrued expenses of $605,000.

Net cash provided by operating activities during the year ended September 30, 2007 increased $350,000 to $618,000, from $268,000 during the year ended September 30, 2006.  This was primarily due to an increase in net cash provided by changes in operating assets and liabilities of $386,000.

Net cash used in investing activities during the year ended September 30, 2008 decreased ($534,000) to ($265,000) from ($799,000) during the year ended September 30, 2007, primarily as a result of cash paid for the ReStaff Acquisition in the prior year.

Net cash used in investing activities during the year ended September 30, 2007 increased $458,000 to ($799,000) from ($341,000) during the same period of the prior year, primarily as a result of an increase in the cash amounts paid for acquisitions.  During the year ended September 30, 2007 cash paid for acquisitions totaled $730,000 primarily reflecting the ReStaff Acquisition.  During the year ended September 30, 2006, cash paid for acquisitions totaled $247,000, primarily reflecting the US Temp Acquisition.

Net cash used in financing activities during the year ended September 30, 2008 increased $527,000 to ($217,000) from $310,000 provided by financing activities during the year ended September 30, 2007, primarily as a result of increased principal payments on long-term debt in the current period, and a decrease in the current period in proceeds from issuance of common stock and long-term debt.

Net cash provided by financing activities during the year ended September 30, 2007 increased $229,000 to $310,000 from $81,000 during the year ended September 30, 2006.  Net cash provided by financing activities during the year ended September 30, 2007 was primarily the result of private placement sales of our common stock and debt to finance our operations, totaling $721,000 and $659,000, respectively, offset by repayments of debt and the Stratus Acquisition related contingent liability together totaling ($1,070,000).

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of September 30, 2008 we had negative working capital of ($2,196,000), for which the component constituting the current portion of long- term debt was $1,366,000.  Within the current portion of long-term debt $458,000 is past due or due upon demand as explained further below.  Total outstanding debt as of September 30, 2008 was $2,817,000.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaging in the following activities to effectively accomplish these objectives:

a)
In October 2007, we entered into forbearance agreements with respect to $286,000 of the $458,000 past due.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2008, in exchange for an increased interest rate.  We are currently in discussions with these parties to extend the term of these forebearance agreements.

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

c)
During 2008, holders of notes with outstanding principal balances totaling $470,000 agreed to exchange their notes for 1,944,031 shares of restricted common stock and warrants to purchase 100,000 shares of restricted common stock at a price of $0.50 per share.

d)	During 2008, we issued 2,391,500 shares and warrants to purchase 9,800 shares of common stock at a price of $0.50 per share for proceeds totaling $508,000.
e)	In December 2007 we retained an outside financial advisory and investment banking firm to advise and assist us in raising capital.
f)
We are aggressively managing cash and expenses, including the increased costs of being a reporting company, with activities such as seeking additional efficiencies in our operating offices and corporate functions including headcount reductions if appropriate, improving our accounts receivable collection efforts, obtaining more favorable vendor terms, and using our finance and accounting consultants when available to aid in the necessary obligations associated with being a reporting company, and

g)	We are continuing our efforts at expanding our higher margin professional services.

The working capital deficit of ($2,196,000) as of September 30, 2008, represents a decrease of ($1,030,000) as compared to a working capital deficit of ($3,226,000) as of September 30, 2007.  This improvement was primarily the result of a significant effort on the part of management to reduce the level of debt outstanding through the conversion and restructuring of outstanding balances.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments of $7,500.  As of September 30, 2008, the amount of sold receivables outstanding was $5,106,000, which includes $373,275 of the overadvance.

Debt

Long-term debt at September 30, 2008 and September 30, 2007 is summarized as follows:

	September 30,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	436,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	38,000	159,000
Long term capitalized lease obligation (xiv)	21,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	727,000	1,141,000
Less current maturities	420,000	691,000
Non-current portion	307,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	17,000	46,000
12% unsecured convertible note (vii)	100,000	270,000
Demand loans (viii)	65,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,631,000	2,846,000
9% unsecured note (xi)	73,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,090,000	4,087,000
Less current maturities	946,000	1,647,000
Non-current portion	1,144,000	2,440,000

Total long-term debt	2,817,000	5,228,000
Less current maturities	1,366,000	2,338,000
Total non-current portion	$1,451,000	$2,890,000

For further explanation of (i) through (xiv), please see Note 8 to our financial statements beginning on page F-1 of this report on Form 10-K.

Reliance on Related Parties

We have historically relied on funding from related parties in order to meet our liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), (xi) and (xii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages we derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to us.  Management anticipates we will continue to have significant working capital requirements in order to fund our growth and operations, and to the extent we do not generate sufficient cash flow from operations to meet these working capital requirements we will continue to seek other sources of funding including the issuance of related party debt.

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

In March, 2008, we issued 1,000,000 shares of the Company’s common stock to the related party that had made the $950,000 unsecured loan in March 2007 as described in (xii) of Note 8 to our Financial Statements beginning on Page F-1 of this Report on Form 10-K, in exchange for consideration of $200,000 which consisted of the cancellation of the remaining outstanding principal balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

In May 2008 we issued 184,000 shares of restricted common stock in a private placement offering to independent third parties at a price of $0.28 per share, raising gross proceeds of $51,500.

In May 2008 we sold 1,000,000 shares of restricted common stock for a $200,000 non-interest bearing note with the related party described in (xii) of Note 8 to our Financial Statements beginning on Page F-1 of this Report on Form 10-K.  The $0.20 offering price represented a 25% discount from the market price. As of September 30, 2008, the note had been paid in full.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of September 30, 2008:

		Less than			More than
Contractual Obligations and Commitments	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt, including interest	$3,116,000	$1,554,000	$1,211,000	$351,000	$-
Operating leases	1,803,000	442,000	605,000	504,000	252,000

Total contractual obligations and commitments	$4,919,000	$1,996,000	$1,816,000	$855,000	$252,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our receivable sale agreement is subject to variable rate interest which could be adversely affected by an increase in interest rates.  As of September 30, 2008 outstanding uncollected receivables sold were $5,106,000.  Our weighted average outstanding uncollected receivables sold for the year ending September 30, 2008 was $5,504,000.  Management estimates that had the average interest rate increased by two percentage points during the year ending September 30, 2008, interest expense would have increased by approximately $110,000.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted in a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  There were no changes in our internal controls during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Board of Directors and Officers

The name and age of each the directors and the executive officers of the Company and their respective positions with the Company are set forth below.  Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Title

Jeffrey J. Raymond	50	Chief Executive Officer
Allan Hartley	57	President and Director
Mark S. Levine	47	Chief Operating Officer
Stephen DelVecchia	39	Chief Financial Officer
Norman Goldstein	67	Director
Jay H. Schecter	55	Director
John Messina	41	Director

Jeffrey J. Raymond was appointed Chief Executive Officer in May, 2008.  Prior thereto, he provided consulting services to us through Pylon Management, Inc., a mergers and acquisition/financial consulting firm that works with staffing and related public and private firms where he also served as President.  From August 1997 through June 2005, Mr. Raymond served as a turnaround consultant and a consultant to staffing companies.  He served as the President of RoyalPar Industries, a national technical staffing company from April 1994 through August 1997.

Allan Hartley was appointed President of Accountabilities in June 2005.  Prior thereto, he managed the professional staffing group of Norrell Corporation.  In 1994, he founded Creative Financial Staffing, Inc. which partnered with 29 CPA firms to provide staffing services.  From 1989 through 1994, he was Vice President of Contract Services of Romac International.  From 1983 through 1989, Mr. Hartley was employed by Robert Half International, including Manager of the Contracts Division.

Mark S. Levine joined Accountabilities as Chief Operating Officer in February, 2007.  From 2001 until joining Accountabilities, he served as Executive Vice President of Accretive Solutions, Inc., a professional staffing services firm.  From 1997 until 2001, he was Chief Marketing Officer of Stratus Services Group, Inc., a national staffing firm.  From 1995 until 1997, Mr. Levine was Regional Vice President of Corestaff Services, Inc., a staffing services provider.  From 1993 until 1995, Mr. Levine was employed in various capacities by Norrell Services, including Regional Vice President.

Stephen DelVecchia joined Accountabilities as Chief Financial Officer in March, 2007.  Prior thereto, he was employed by Geller and Company LLC, where he functioned as the Chief Financial Officer of the firm as well as Co-Chief Operating Officer of the private equity services division.  From 2000 to 2003 he was with Corbis Motion LLC, a media licensing and services company, where he also functioned as Chief Financial Officer as well as Chief Operating Officer of the research subsidiary.  From 1999 to 2000, Mr. DelVecchia was CFO for GSV Inc., a publicly traded company where he was responsible for all SEC compliance and capital market placements.  From 1996 to 1999, Mr. DelVecchia led the financial reporting and compliance group for Barnes and Noble, Inc., a book retailer where he led all SEC compliance, reporting and audit functions.  Mr. DelVecchia earned his CPA license while an auditor with Grant Thornton LLP.

Norman Goldstein has served as a Director of Accountabilities since December 2006.  He has served as the President and CEO of NGA Inc., an export/import company primarily dealing in the importation, sale and distribution of all types of flat glass products throughout the USA since 2000.  Prior to his association with NGA Inc., Mr. Goldstein formed Norwell International, which acquired a small glove company and engaged in the business of latex gloves and other related medical/dental products.  In the year 2000, Mr. Goldstein sold Norwell International to one of the largest glove manufacturers in Malaysia (Asia Pacific Ltd.).

Jay H. Schecter has served as a Director of Accountabilities since December 2006 and as an officer with Tri-State Employment Services, Inc. since 1999, overseeing the areas of corporate strategic planning, credit and finance and legal.  From 1984 until joining Tri-State, Mr. Schecter served as Senior Vice President of Kaufman Astoria.

John Messina joined the Accountabilities’ Board of Directors in April 2007 and is currently Executive Vice President of Tri-State Employment Services, Inc., and has been with Tri-State since 1997.  Prior to joining Tri-State, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses.

Code of Ethics and Business Conduct

We are in the process of developing a Code of Ethics and Business Conduct that will apply to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers.

Upon adoption, we intend to post the Code of Ethics and Business Conduct on our website, and we intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

Audit Committee Financial Expert

Our Board of Directors has designated Norman Goldstein as the Audit Committee’s financial expert.  Mr. Goldstein is considered “independent” under NASD Rule 4200(a) (15).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”).  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2008, except that Elliot Cole, Norman Goldstein, John Messina, Kathy Raymond and Jeff Raymond were late in filing Forms 3 required to be filed and to our knowledge, neither Jay Schecter, Ronald Shapss nor Tri-State Employment Services have filed Forms 3 as required.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Our Compensation Policy

Until September 2007, our Board of Directors reviewed and approved the annual compensation for our executive officers.  In September 2007, the Board of Directors appointed a Compensation Committee, consisting of Elliot Cole and Norman Goldstein, which pursuant to its charter has the responsibility of evaluating and approving compensation of directors and officers and formulating our compensation policy in the future.  In May, 2008 we were advised of the resignation of Elliot Cole from the Board of Directors and consequently, as a member of the Compensation Committee, leaving Norman Goldstein as the sole remaining member of the committee.  Our charter requires us to have a minimum of two members on the Compensation Committee; and therefore, as of the date of Mr. Cole’s resignation, the responsibilities of the Compensation Committee have been assumed by the Board of Directors.  To date, the primary objective of the compensation policy, including the executive compensation policy, as administered by the Board of Directors, has been to help attract and retain experienced, talented leaders who have the intelligence, drive and vision to guide the company through the challenge of managing its existing business, and to develop new business initiatives.  This policy has been designed to reward the achievement of annual and long-term strategic goals aligning executive performance with company growth and shareholder value.  As a result of limited resources and a lack of profitability to date, the administration of our policy has not yet included the award of any significant cash bonuses.  The Board of Directors has endeavored to promote an ownership mentality among key management and the Board of Directors, and thus rewards to members of management and other key employees to date have been primarily in the form of restricted stock grants.

The compensation policy administered by the Board of Directors has been designed to reward performance.  In measuring executive officers’ contribution to the Company, the Board of Directors has considered numerous factors, including our growth and financial performance as measured by revenue, gross margin and net income before taxes among key performance indicators; however, compensation to our executive officers in 2008 consisted, for the most part, of base salary and stock awards that were determined pursuant to employment agreements or other arrangements in place with such officers.

Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Board of Directors.  In addition, inasmuch as certain executive officers have been members of the Board, their views as to their own compensation have been taken into account by the Board.  Until September 2007 when it established the Compensation Committee, the Board of Directors did not delegate any of its functions to others in setting compensation; however, in September 2007, the Board authorized the grant of restricted stock awards with respect to1,500,000 shares of our common stock to key employees and others who contribute to the success of the company, and authorized Allan Hartley, our President, and Stephen DelVecchia, our Chief Financial Officer, to designate the recipients of such awards after consultation with an outside consultant.  These awards, which were designated to reward contributions in fiscal 2007 and promote continued contributions to our growth and success in the future, were made in January, 2008.  Prior to September 2007, the Board of Directors did not engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of management’s control.  The Board of Directors does not subscribe to an exact formula for allocating cash and non-cash compensation, and equity based compensation was awarded only to new hires during the two most recently completed fiscal years.  However, a portion of total executive compensation is expected to be performance-based in fiscal 2009 and future years, in order to better align the goals of executives with the goals of stockholders.  Neither the Board of Directors nor the Compensation Committee has developed formal guidelines to use for allocating compensation between cash and non-cash compensation; however, the Board of Directors believes that long-term performance can be enhanced through an ownership culture that encourages long-term participation by executive officers in equity based awards, and it is anticipated that the Compensation Committee (or Board of Directors, as applicable) will take into account the liquidity and market price of equity to be awarded, publicly available data for other comparable companies, the number of shares and options held by members of management and our cash position in determining the appropriate allocation.  It is anticipated that in making such allocations, the Compensation Committee (or Board of Directors, as applicable) will balance our need to limit cash expenditures with the expectations of those individuals that it hopes to recruit and retain as employees, and that incentive compensation will be split between cash and equity in a ratio designed to best motivate the executives after taking into account available resources.

Elements of Our Compensation Plan

The principal components of compensation for our executive officers are:

●	base salary;
●	performance-based incentive cash compensation;
●	stock awards; and
●	retirement and other benefits.

Base salary, performance based awards and stock awards may be tailored to best fit an executive officer’s specific circumstances or if required by competitive market conditions for attracting and retaining skilled personnel.  Factors considered include the individual’s particular background and circumstances, including training and prior relevant work experience, and comparison to other executives within our company having similar levels of experience.  Compensation paid in fiscal 2008 and  2007 to executive officers was primarily determined by reference to the initial compensation arrangement agreed to when each executive officer joined us and for certain executive officers, including Mr. Hartley, Mr. DelVecchia and Mr. Levine, the employment agreements between them and us.

Base Salary

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

Base salaries of our most highly compensated executives during fiscal 2008 and 2007 were primarily established by the terms of employment agreements with these executives.  During its review of base salaries for executives, the Board primarily considered:

●	market data, which generally consisted of publicly available filings of other professional staffing and workforce solutions companies, including Westaff, Resources Connection and Kforce, Inc.;
●	internal review of the executives’ compensation, both individually and relative to other officers; and
●	individual performance of the executive.

Salary levels are typically evaluated annually as part of our performance review process as well as upon a promotion or other change in job responsibility.  We have not established specific quantitative performance goals for individual executives.  In as much as we have only a limited operating history with respect to our current business, and the level of compensation which could be paid to our executive officers has been limited by available resources, annual performance reviews have not been a material element of determining compensation.  It is anticipated that the Compensation Committee will develop more formal review procedures and criteria as our business matures and resources become more available.

Performance-Based Incentive Compensation

The Board has made awards of our common stock to officers and other employees to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in our long-term growth and profitability.  During fiscal 2006 and 2007, a total of 2,795,000 shares of common stock were issued to directors, officers and other key employees.  A total of 560,000 shares of common stock were issued in fiscal 2007 to the officers named in the table presented below under “Summary Compensation Table,” including 500,000 shares issued to Mr. Levine and 60,000 shares issued to Mr. DelVecchia pursuant to their respective employment agreements.  The disparity in these awards was, for the most part, a function of the negotiations that took place when these officers agreed to join our company.  In March 2008, Mr. DelVecchia and Mr. Levine were granted restricted stock awards with respect to 450,000 and 200,000 shares of common stock, respectively, which more closely aligned the equity based component of Mr. DelVecchia’s compensation to date with that of Mr. Levine.  The award of stock assists us in:

●	enhancing the link between the creation of stockholder value and long-term executive incentive compensation;
●	providing an opportunity for increased equity ownership by executives; and
●	maintaining competitive levels of total compensation.

Stock award levels vary among participants based on their positions within our company.

We have paid only nominal cash bonuses during the past three fiscal years and have not established any specific individual or corporate quantitative and qualitative performance goals for determining future performance based incentive compensation, except to the extent that executive officers are entitled to such compensation pursuant to employment agreements.  Incentive compensation payable under employment agreements is based upon a percentage of earnings before income taxes, depreciation and amortization or net profit.  Other than nominal bonuses awarded to a limited number of employees, no bonuses were paid with respect to fiscal 2008 or 2007 because we did not achieve profitability.  The Compensation Committee has not yet developed a policy with respect to how incentive cash compensation will fit within its overall compensation philosophy but it is anticipated that any such policy will be influenced by competitive market conditions for attracting and retaining skilled personnel.

Stock Plans

We did not have an established employee stock purchase plan, option plan or equity award plan in place until the Board adopted the Accountabilities, Inc. Equity Incentive Plan in September 2007.  The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of our company.  A total of 2,000,000 shares of our common stock have been reserved for issuance under the Equity Incentive Plan. During fiscal 2008, restricted stock awards with respect to 1,403,000 shares were made to eligible participants.

Perquisites and Other Personal Benefits

We provide some executive officers with perquisites and other personal benefits that the Board believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.  The Board periodically reviews the levels of perquisites and other personal benefits provided to named executive employees.

Each of our employees is entitled to receive medical and dental benefits and part of the cost is funded by the employee.

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid to our Chief Executive Officer and Principal Financial Officer during the fiscal years ended September 30, 2008 and 2007 and each other executive officer who earned in excess of $100,000 in fiscal 2008, whom we sometimes refer to herein as the “Named Officers”.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Jeffrey J. Raymond	09/30/08	$21,600	$-	$-		$-	$-	$-	$-	$21,600
CEO (1)	09/30/07	$-	$-	$-		$-	$-	$-	$-	$-

Allan Hartley,	09/30/08	$191,117	$-	$1,196	(2)	$-	$-	$-	$-	$192,313
President	09/30/07	$162,659	$-	$-		$-	$-	$-	$12,000	$174,659

Stephen DelVecchia	09/30/08	$155,631	$793	$77,470	(2)	$-	$-	$-	$6,000	$239,894
Chief Financial Officer	09/30/07	$85,096	$-	$4,019	(2)	$-	$-	$-	$3,500	$92,615

Mark S. Levine	09/30/08	$212,029	$-	$46,410	(2)	$-	$-	$-	$9,600	$268,039
Chief Operating Officer	09/30/07	$145,962	$-	$22,967	(2)	$-	$-	$-	$6,400	$175,329

____________________

(1)	Mr. Raymond became an officer in May, 2008. The table presented above does not reflect compensation paid to a consulting firm through which Mr. Raymond provided services to us in fiscal 2008 and 2007.
(2)
Represents compensation expense recorded with respect to a grant of restricted stock which assumes stock vests over the full vesting period and which is based upon the market price of the stock awarded as discounted by 35% for 2008 and 2007 to reflect (a) certain sale restrictions and lack of liquidity and (b) recent private placement valuations of similarly restricted securities.

(3)	Represents automobile lease payments.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of September 30, 2008:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Stephen DelVecchia	03/05/07	-	-	-	-	-	40,000	(1)	$9,600	-	-
CFO	01/31/08	-	-	-	-	-	300,000	(1)	$72,000

Mark Levine	01/30/07	-	-	-	-	-	400,000	(2)	$96,000	-	-
COO	01/31/08	-	-	-	-	-	200,000	(3)	$48,000

Allan Hartley	01/31/08	-	-	-	-	-	20,000	(3)	$4,800

(1)	Represents an award of restricted stock that vests in equal annual installments on March 5, 2009 and 2010.
(2)	Represents an award of restricted stock that vests in equal annual installments on January 30, 2009, 2010, 2011 and 2012.
(3)	Represents an award of restricted stock that vests in equal annual installments on January 31, 2009, 2010 and 2011.
(4)	Represents closing price per share as reported by the Over-the-Counter quotation system on September 30, 2008 multiplied by the number of shares that had not vested as of such date.

Compensation of Our Board of Directors

Each member of the Board of Directors was granted 20,000 shares of restricted common stock in January, 2008.  These shares vest in three equal installments commencing in January 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Alan Hartley	-	$1,196	-	-	-	-	$1,196

Norman Goldstein	-	$1,196	-	-	-	-	$1,196

Jay Schecter	-	$1,196	-	-	-	-	$1,196

John Messina	-	$1,196	-	-	-	-	$1,196

Elliot Cole (former Director)	-	$1,196	-	-	-	-	$1,196

(1)    Represents compensation expense recorded with respect to a grant of restricted stock which assumes stock vests over the full vesting period and which is based upon the market price of the stock awarded as discounted by 35% to reflect (a) certain sale restrictions and lack of liquidity and (b) then recent private placement valuations of similarly restricted securities.

Potential Payments Upon Termination of Employment or Change of Control; Employment Agreements

We entered into an employment agreement with Allan Hartley, our President, in May 2005, which provided for an annual salary of $120,000 per year for the first six months of the agreement and $150,000 thereafter.  Mr. Hartley was issued 250,000 shares of our common stock pursuant to the agreement, which entitles Mr. Hartley to participate in any special incentive plan approved by the Board of Directors.  The agreement had an original term of six months and is renewable annually for additional one year terms unless either party sends a notice of non-renewal at least 30 days prior to the end of the applicable term.  We may terminate the agreement for cause (as defined in the agreement).

We entered into an employment agreement in January 2007 with Mark Levine, our Chief Operating Officer, which provides for an annual base salary of $230,000 per annum and entitles Mr. Levine to an annual bonus of $25,000 or 2% of our earnings before interest, taxes and amortization, whichever is greater, and options to acquire 500,000 shares of our common stock at a purchase price of $.005 per share which vest at a rate of 100,000 shares per year.  We subsequently issued 500,000 shares of restricted stock to Mr. Levine in lieu of such options.  The agreement, which has an indefinite term, provides that Mr. Levine is entitled to three months severance pay, payable over a three month period if he is terminated without cause.  The Board of Directors approved this severance package based upon the caliber of services Mr. Levine brings to the company and the competition it faced in filling this position.  As of September 30, 2008, the amount of severance compensation that would be payable to Mr. Levine in the event of a termination without cause would be $57,500. In the event that Mr. Levine’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination.

In March 2007, we entered into an employment agreement with Stephen DelVecchia, our Chief Financial Officer, which provides for an annual base salary of $150,000 for the first 90 days of employment, and $165,000 thereafter, and a profit sharing bonus of 1.5% of our net profit, but not in excess of 100% of base salary.  Mr. DelVecchia was issued 60,000 shares of our common stock pursuant to the agreement, which vest at a rate of 20,000 shares per annum over a three year period.  The agreement, which has an indefinite term, provides for one months severance pay if the agreement is terminated by us for any reason other than cause (as defined in the agreement), death or disability, or if the agreement is terminated by Mr. DelVecchia for good reason.  The Board of Directors approved this severance package based upon the caliber of services Mr. DelVecchia brings to the company and the competition it faced in filling this position.  As of September 30, 2008, the amount of severance compensation that would be owed to Mr. DelVecchia in the event of a termination by us without cause or by Mr. DelVecchia for good reason would be $13,750, payable over a one month period.  If there is any material change in the ownership of our company, whether by purchase, merger, consolidation or otherwise, we are required to use our best efforts to secure the assumption of the agreement by successor ownership.  Failure of our company to obtain such assumption shall entitle Mr. DelVecchia to one month’s severance pay.  In the event that Mr. DelVecchia’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination.  In addition, Mr. DelVecchia was awarded a nominal bonus of $793 in fiscal 2008 to award his contributions to the financial management and reporting functions of our company.

In agreeing to the severance provisions with Mr. Levine and Mr. DelVecchia, our Board of Directors believed that these provisions were necessary to induce them to accept employment with our company, and that such provisions are relatively common for chief operating officers and chief financial officers.  Differences between the severance arrangements with Mr. Levine and Mr. DelVecchia are primarily a result of the negotiations that took place between our company and such officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 9, 2008 with respect to our common shares beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of its common shares, and (iii) all executive officers and directors as a group.  Except as otherwise indicated, the mailing address for each person listed in the table is 195 Route 9 South, Suite 109, Manalapan, New Jersey 07726.

	Amount and		Percentage
	Nature of		Of
	Beneficial		Outstanding
Name	Ownership		Shares
Allan Hartley	910,000		3.8
Norman Goldstein	870,000	(1)	3.6
Jay Schecter	20,000		(2)
John Messina	220,000		(2)
Mark Levine	762,500		3.2
Stephen DelVecchia	545,000		2.3
Jeffrey J. Raymond	2,633,334	(3)	11.1
All Executive Officers and Directors as a Group (7 persons)	5,960,834		24.8

Tri-State Employment Services, Inc. (4)	7,631,700		32.1
Kathy Raymond	2,633,334	(3)	11.1
Ronald Shapss (5)	1,168,000		4.9
James Zimbler (6)	1,385,000	(7)	5.8

(1)	Includes 250,000 shares issuable upon conversion of convertible note. The remaining 620,000 shares are owned by NGA, Inc. a corporation of which Mr. Goldstein is the sole shareholder.
(2)           Less than 1%.
(3)
Represents 2,423,334 shares owned by Pylon Management, Inc., 150,000 shares owned by Washington Capital, LLC, 50,000 shares owned by Kathy Raymond, and 10,000 shares owned by Thomas Dietz.  Pylon Management, Inc. and Washington Capital, LLC are owned by Kathy Raymond who is the spouse of Jeffrey J. Raymond, and Thomas Dietz is the son of Kathy Raymond.

(4)
The address of this shareholder is 160 Broadway, 15th Floor, New York, New York 10038.  Robert Cassera, President of Tri-State Employment Services, Inc. exercises investment and dispositive power of the shares owned by Tri-State Employment Services, Inc.

(5)	The address of this shareholder is 75 Montebello Road, Suffern, New York 10901.
(6)	The address of this shareholder is 1323 Zion Road, Bellefonte, Pennsylvania 16823.
(7)	Includes 675,000 shares owned by entities of which Mr. Zimbler is the majority owner.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2007, as payment of a finder’s fee in connection with an acquisition transaction, we issued Pylon Management, Inc. 300,000 shares of our common stock and a $274,000 note bearing interest at 9% and payable in 104 equal weekly installments of $2,885.  In addition, during the fiscal years ended September 30, 2008 and 2007, we paid $129,514 and $104,000, respectively, to Pylon Management, Inc. in consideration of consulting services rendered.  Pylon Management, Inc. and Washington Capital LLC are owned by Kathy Raymond, the spouse of our Chief Executive Officer, Jeffrey J. Raymond.

In March 2006, we advanced $14,000 to our President, Allan Hartley, which is evidenced by a non-interest bearing note payable upon demand.  In 2007, we advanced $25,000 to Washington Capital LLC and $13,000 to a company whose owners are major shareholders of the Company. The entire principal amounts were outstanding at September 30, 2008.

During the fiscal year ended September 30, 2006, we, as payment of a finders fee and in consideration of consulting services rendered in connection with an acquisition transaction, issued Washington Capital, LLC 150,000 shares of our common stock and a demand note in the principal amount of $150,000 and bearing interest at the rate of 8% per annum and agreed to pay $90,000 to Washington Capital, LLC in monthly installments over a three year period.  On October 31, 2007, we entered into a forbearance agreement with Washington Capital LLC, wherein Washington Capital LLC agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 13%.  Washington Capital, LLC, is owned by Kathy Raymond who is the spouse of our Chief Executive Officer, Jeffrey J. Raymond.  During the fiscal years ended September 30, 2008 and 2007, we made aggregate payments of $28,000 and $34,000, respectively, to Washington Capital, LLC under the installment agreement, and as of September 30, 2008, $104,000 was outstanding under the demand note.

In April 2006, Norman Goldstein, who was appointed as our director in December 2006, loaned us $280,000, which was evidenced by an unsecured convertible note bearing interest at an annual rate of 12%.  On October 31, 2007, we entered into a forbearance agreement with Mr. Goldstein wherein Mr. Goldstein agreed to waive defaults and refrain from exercising his rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 18%.  On January 31, 2008, Mr. Goldstein exchanged the note, which had an outstanding balance of $200,000, for 600,000 shares of our restricted common stock and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 12% and is convertible at any time at the option of Mr. Goldstein, at a specified price of $0.40 per share.

In October 2005, Pylon Management, Inc., loaned us $30,000.  During fiscal 2008, Pylon Management, Inc. advanced us an additional $18,000.   All of such amounts, which are due upon demand, were outstanding at September 30, 2008.

We lease the majority of our workers from Tri-State Employment Services, Inc. (“Tri-State”), a professional employment organization and beneficial owner of approximately 31% of our common stock.  We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantages rates via Tri-State’s much larger scale.  Employees are leased from Tri-State based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee.  The total amount of leasing costs charged by Tri-State during the fiscal years ended September 30, 2008 and 2007 was $59,268,000 and $50,979,000, respectively.

In order to finance portions of the purchase price of an acquisition, we entered into a borrowing arrangement with Tri-State in 2007 pursuant to which up to $950,000 was eligible to be borrowed without interest.  As consideration for the loan, Tri-State was granted 600,000 shares of restricted common stock.  We borrowed and subsequently repaid $450,000 within March 2007, and borrowed the balance of $500,000 in June 2007 which was payable in equal monthly installments of $10,000.  In March 2008, we issued 1,000,000 shares of restricted common stock to Tri-State in exchange for consideration of $200,000, which consisted of the cancellation of the remaining outstanding balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

During the second quarter of 2008, we sold 1,107,500 shares of restricted common stock to certain employees, directors and existing shareholders, including Ronald Shapss (250,000 shares); Keystone Capital Resources, LLC, a company owned by James Zimbler (500,000 shares); Mark Levine (62,000 shares); Stephen DelVecchia (35,000 shares); John Messina (100,000 shares); and Kathy Raymond (50,000 shares) at a price of $0.20 per share.

During the third quarter of 2008, we entered into a stock purchase agreement with Tri-State pursuant to which Tri-State purchased 1,000,000 shares of restricted common stock at a fair value of $0.20 per share.  We received a non-interest bearing note from Tri-State for $200,000 to finance the purchase.  As of September 30, 2008, the note had been paid in full by the stockholder.

Historically, although no written policy existed with respect to the review and approval of related party transactions, related party transactions have been submitted for approval and ratification to disinterested members of the Board of Directors.  In September 2007, the Board appointed an Audit Committee consisting of Mr. Cole and Mr. Goldstein.  In accordance with the Audit Committee Charter, any proposed transactions between our company and related parties will be subject to the review and approval of the Audit Committee. In May 2008, we were advised of the resignation of Mr. Cole from the Board of Directors and consequently, as a member of the Audit Committee, leaving Mr. Goldstein as the sole remaining member of the committee.  Our charter requires us to have a minimum of two members on the Audit Committee and; therefore, as of the date of Mr. Cole’s resignation the responsibilities of the Audit Committee have been assumed by the Board of Directors.

Director Independence

The Board has affirmatively determined that Mr. Goldstein is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  The non-independent directors are Messrs. Hartley, Messina and Schecter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of the independent public accountants for the Company is made by the Board of Directors.  The Company’s Board of Directors did not have an Audit Committee until an Audit Committee was established in September 2007.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2008 and September 30, 2007 by Miller Ellin Company, LLP, our independent auditors for the fiscal years ended September 30, 2008 and 2007:

	2008	2007

Audit Fees	$64,000	$130,000
Audit-Related Fees	48,000	2,000
Tax Fees	9,000	16,000
All Other Fees	-0-	-0-
Totals	$121,000	$148,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Miller Ellin Company, LLP were consistent with Miller Ellin Company, LLP maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Miller Ellin Company LLP’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements.

The index of the financial statements filed herewith is presented on pages F-1.

(b)           Exhibit Index.

Number	Description
2.1	Asset Purchase Agreement between Accountabilities, Inc. and Stratus Services Group, Inc. (1)
2.2	Asset Purchase Agreement between Accountabilities, Inc. and US Temp Services, Inc. (2)
2.3	Asset Purchase Agreement between Accountabilities, Inc. and Restaff Services, Inc. (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	By-Laws of the Registrant. (3)
10.1	Convertible Note issued by Accountabilities, Inc. to North Atlantic Resources LTD in principal amount of $250,000 (1).
10.2	Form of Warrant issued with respect to 55,986 shares of Accountabilities, Inc. Common Stock. (1)
10.3	Employment Agreement between Accountabilities, Inc. and Allan Hartley. (1) *
10.4	Employment Agreement between Accountabilities, Inc. and Mark Levine. (1) *
10.5	Employment Agreement between Accountabilities, Inc. and Stephen DelVecchia. (1) *
10.6	Convertible Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $675,000. (1)
10.7	Demand Note dated March 31, 2006 issued by Accountabilities, Inc. to Washington Capital in the principal amount of $150,000. (1)
10.8	Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $175,000. (1)
10.9	Promissory Note dated March 31, 2006 issued by Accountabilities, Inc. to Stratus Services Group, Inc. in the principal amount of $80,000. (1)
10.10	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and William Thomas. (1)
10.11	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Jerry Schumacher. (1)
10.12	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Washington Capital, LLC. (1)
10.13	Convertible Note dated April 1, 2006 to NGA, Inc. in principal amount of $300,000. (1)
10.14	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $300,000. (1)
10.15	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $2,900,000. (1)
10.16	Interim Financing Agreement dated February 23, 2007 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)
10.17	Stock Purchase Agreement dated November 27, 2006 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)
10.18	Agreement dated August 1, 2006 between Accountabilities, inc. and Tri-State Employment Services , Inc. (1)
10.19	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo. (1)
10.20	Finder’s Fee Agreement dated February 26, 2007 between Accountabilities, Inc. and Pylon Management, Inc. (1)
10.21	Accountabilities, Inc. Equity Incentive Plan. (4) **
10.22	Temporary Forebearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Washington Capital LLC (4)
10.23	Temporary Forebearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (4)
10.24	Temporary Forebearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (4)
10.25	Temporary Forebearance Agreement dated October 31, 2007 between Accountabilities, Inc. and NGA, Inc. (4)
10.26	Exchange Agreement dated January 22, 2008 between Accountabilities, Inc. and North Atlantic Resources, Ltd. (4)
10.27	Warrant dated January 22, 2008 issued to North Atlantic Resources, Ltd. (4)
10.28	Form of Warrant issued in connection with January 2008 Private Placement. (4)
10.29	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Tri-State Employment, Inc. (5)

10.30	Exchange Agreement dated January 31, 2008 between Accountabilities, Inc. and NGA, Inc. (5)
10.31	Convertible Note dated January 31, 2008 issued to NGA, Inc. in principal amount of $100,000. (5)
10.32	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Keystone Capital Resources, LLC. (5)
10.33	Form of Stock Purchase Agreement executed in conjunction with sale of 1,107,500 shares of Accountabilities, Inc. common stock for $0.20 per share. (5)
10.34
Form of Stock Purchase Agreement executed in conjunction with sale of 100,540 shares of Accountabilities, Inc. common stock for $0.35 per share and warrants to purchase up to 9,800 shares of the Company’s common stock at an exercise price of $0.50 per share. (5)

10.35	Form of warrant issued in connection with private placement of 100,540 shares of Accountabilities, Inc. common stock. (5)
10.36	Convertible Note Purchase Agreement between Accountabilities, Inc. and North Atlantic Resources LTD, Inc. dated August 6, 2007. (8)
10.37	Exchange Agreement dated February 28, 2008 between Accountabilities, Inc. and ReStaff Services, Inc. (6)
10.38	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $100,000. (6)
10.39	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000. (6)
10.40	Clarification Addendum to the Asset Purchase Agreement between Accountabilities, Inc. and ReStaff Services, Inc. (6)
10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock. (6)
10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to Accountabilities, Inc. in the principal amount of $200,000. (7)
10.43	Stock Purchase Agreement dated May 15, 2008 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (7)
10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 Private Placement. (7)
21	Subsidiaries (1)
24	Power of Attorney (located on signature page of this filing).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14© of Form 10-K.
**	Constitutes a compensation plan required to be filed pursuant to Item 14 © of Form 10-K.

Footnote 1
Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 2	Incorporated by reference to similarly numbered exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 3.4 to the Form 10SB of Registrant filed with the Securities and Exchange Commission on November 21, 2000.

Footnote 4	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 5	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 6	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exhchange Commission on April 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: December 23, 2008	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Jeffrey J. Raymond and Stephen DelVecchia and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Raymond	Chief Executive Officer	December 23, 2008
Jeffrey J. Raymond	(Principal Executive Officer)

/s/ Stephen DelVecchia	Chief Financial Officer	December 23, 2008
Stephen DelVecchia	(Principal Financial and Accounting Officer)

/s/ Allan Hartley	President and Director	December 23, 2008
Allan Hartley

/s/ John Messina	Director	December 23, 2008
John Messina

/s/ Norman Goldstein	Director	December 23, 2008
Norman Goldstein

INDEX TO FINANCIAL STATEMENTS

ACCOUNTABILITIES, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Accountabilities, Inc.

We have audited the accompanying balance sheets of Accountabilities, Inc. (the “Company”), as of September 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended September 30, 2008, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accountabilities, Inc. as of September 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended September 30, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Ellin & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 14, 2008

ACCOUNTABILITIES, INC.
BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS

Current assets
Cash	$69,000	$137,000
Accounts receivable – less allowance for doubtful accounts of $445,000 and $338,000, respectively	1,362,000	224,000
Due from financial institution	202,000	134,000
Unbilled receivables	671,000	1,182,000
Prepaid expenses	326,000	268,000
Due from related party	51,000	51,000
Total current assets	2,681,000	1,996,000

Property and equipment, net	340,000	149,000
Other assets	10,000	34,000
Intangible assets, net	1,426,000	2,023,000
Goodwill	3,332,000	4,617,000
Total assets	$7,789,000	$8,819,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,431,000	$1,348,000
Accrued wages and related obligations	2,019,000	1,367,000
Current portion of long-term debt	420,000	691,000
Current portion of related party long-term debt	946,000	1,647,000
Due to related party	61,000	169,000
Total current liabilities	4,877,000	5,222,000

Long-term debt, net of current portion	307,000	450,000
Related party long-term debt, net of current portion	1,144,000	2,440,000
Acquisition related contingent liability	193,000	257,000
Total liabilities	6,521,000	8,369,000

Commitments and contingencies (Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,792,000 and 17,469,000 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	3,236,000	1,735,000
Accumulated deficit	(1,970,000)	(1,287,000)
Total stockholders’ equity	1,268,000	450,000

Total liabilities and stockholders’ equity	$7,789,000	$8,819,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006

Revenue	$66,608,000	$57,581,000	$34,088,000

Direct cost of services	56,061,000	48,061,000	28,728,000

Gross profit	10,547,000	9,520,000	5,360,000

Selling, general and administrative expenses *	9,703,000	8,488,000	5,756,000
Depreciation and amortization	445,000	321,000	118,000

Income (loss) from operations	399,000	711,000	(514,000)

Interest expense	834,000	895,000	498,000
Loss on goodwill impairment	148,000	-	-
Net loss on debt extinguishments	100,000	-	-

Net loss	$(683,000)	$(184,000)	$(1,012,000)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.12)

Shares used in basic and diluted per-share calculations	19,903,000	15,515,000	8,792,000

* Includes $291,000, $29,000 and $1,151,000 for the fiscal years ended September 30, 2008, 2007 and 2006, respectively in non-cash charges for stock-based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(683,000)	$(184,000)	$(1,012,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	445,000	321,000	118,000
Bad debt expense	156,000	188,000	140,000
Stock-based compensation	291,000	29,000	1,151,000
Net loss on debt extinguishments	100,000	-	-
Loss on goodwill impairment	148,000	-	-
Amortization of discount on long-term debt	18,000	7,000	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(783,000)	(343,000)	(833,000)
Due from financial institution	(68,000)	297,000	(431,000)
Prepaid expenses	(58,000)	15,000	(215,000)
Due from related party	(108,000)	(37,000)	(14,000)
Other assets	24,000	(2,000)	(32,000)
Accounts payable and accrued liabilities	932,000	327,000	1,396,000
Net cash provided by operating activities	414,000	618,000	268,000

Cash flows from investing activities:
Purchase of property and equipment	(265,000)	(69,000)	(94,000)
Acquisitions	-	(730,000)	(247,000)
Net cash used in investing activities	(265,000)	(799,000)	(341,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	275,000	-
Principal payments on long-term debt	(217,000)	(289,000)	(125,000)
Proceeds from issuance of long-term debt – related parties	62,000	384,000	311,000
Principal payments on long-term debt – related parties	(560,000)	(590,000)	(26,000)
Payments on contingent acquisition related liability	(64,000)	(191,000)	(229,000)
Proceeds from issuance of common stock	562,000	721,000	150,000

Net cash (used in) provided by financing activities	(217,000)	310,000	81,000

Change in cash	(68,000)	129,000	8,000

Cash at beginning of period	137,000	8,000	-

Cash at end of period	$69,000	$137,000	$8,000

The accompanying notes are an integral part of these financial statements

ACCOUNTABILITIES, INC.
Statement of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of September 30, 2005	2,960,000	$-	$(1,765,000)	$(91,000)	$(1,856,000)

Issuances in satisfaction of Humana Businesses’ liabilities	5,586,000	1,000	976,000	-	977,000
Restricted stock grants and stock-based compensation expense	2,310,000	-	778,000	-	778,000
Restricted common stock issued for fees	1,300,000	-	373,000	-	373,000
Issuance of restricted common stock for assets	20,000	-	45,000	-	45,000
Issuance of restricted common stock for US Temps acquisition	310,000	-	85,000	-	85,000
Note conversion to restricted common stock	273,000	-	150,000	-	150,000
Net loss for the year ended September 30, 2006		-	-	(1,012,000)	(1,012,000)
Balances as of September 30, 2006	12,759,000	1,000	642,000	(1,103,000)	(460,000)

Issuances in satisfaction of Humana Businesses’ liabilities	950,000	-	89,000	-	89,000
Issuances of restricted common stock	1,445,000	1,000	602,000	-	603,000
Issuance of restricted common stock with loan for purchase of ReStaff	600,000	-	119,000	-	119,000
Issuance of restricted common stock for ReStaff acquisition	830,000	-	188,000	-	188,000
Restricted stock grants and stock-based compensation expense	585,000	-	29,000	-	29,000
Restricted stock issued for future services	300,000	-	66,000	-	66,000
Net loss for the year ended September 30, 2007		-	-	(184,000)	(184,000)
Balances as of September 30, 2007	17,469,000	2,000	1,735,000	(1,287,000)	450,000

Note conversions to restricted common stock	2,194,000	-	622,000	-	622,000
Restricted stock grants and stock-based compensation expense, net of forfeitures	1,337,000	-	291,000	-	291,000
Issuance of restricted common stock to employees and directors for cash	1,108,000	-	221,000	-	221,000
Issuance of restricted common stock to related party for cash and cancellation of invoices	1,400,000	-	280,000	-	280,000
Private placement to independent third parties	284,000	-	87,000	-	87,000
Net loss for the year ended September 30, 2008		-	-	(683,000)	(683,000)
Balances as of September 30, 2008	23,792,000	$2,000	$3,236,000	$(1,970,000)	$1,268,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Description of the Company and its Business

Accountabilities, Inc. (the “Company”) was incorporated in November 1994 under the laws of the State of Delaware under the name Thermaltec International, Corp.  On May 18, 2001, the Company changed its name to TTI Holdings of America Corp. (“TTI”).  From its inception until July 2001, TTI was primarily engaged in the thermal spray coating industry in the United States and Costa Rica.  In July 2001, TTI discontinued the operations of its thermal spraying business.  In August 2002, in anticipation of a merger which did not occur, TTI merged with a newly formed wholly owned subsidiary, Steam Cleaning USA Inc., and simultaneously changed its name to Steam Cleaning USA, Inc. In July 2003, Steam Cleaning USA, Inc. acquired all of the outstanding common stock of Humana Trans Services Holding Corp., in exchange for substantially all of the outstanding shares of Steam Cleaning USA, Inc. and as a result changed its name to Humana Trans Services Holding Corp. (“Humana”).  Humana’s primary business operations consisted of i) providing employee leasing and benefits processing services to clients and ii) temporary staffing solutions to the trucking industry.  On or about December 31, 2004 Humana sold its employee leasing and benefits processing business to a third party.  In July 2005, Humana sold the segment of its business devoted to the trucking industry to an entity controlled by its management team.  On June 9, 2005 (the Date of Inception) the Company formed a new subsidiary, Accountabilities Inc., for the purpose of acquiring a business plan and concept related to the staffing and recruitment of professional employees.  Operations related to the business of Accountabilities, Inc. began on September 1, 2005.  In October 2005, Accountabilities, Inc. was merged into Humana and the surviving corporation changed its name to Accountabilities, Inc.  All references to the business of the Company prior to the Date of Inception are hereinafter referred to as “the Humana Businesses”.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).  As a result of the dispositions of all operations associated with the Humana Businesses, which were conducted in separate subsidiaries, and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity of the Company beginning with the Date of Inception have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded in order to reflect this reorganization of the Company.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 2.1% of total revenue in both fiscal 2008 and 2007 and 2.6% in fiscal 2006, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Cash

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered.  Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and Fixtures	3 years
Office Equipment	3 years
Computer Equipment	5 years
Software	3 years
Leasehold Improvements	Term of lease

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  Management believes no permanent impairment has occurred.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  The Company performed its annual impairment analysis as of June 30, 2008 and will continue to test for impairment annually.  No impairment was indicated as of June 30, 2008.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Stock-Based Compensation

The Company calculates stock-based compensation expense in accordance with SFAS No. 123 Revised, “Share-Based Payment” (“SFAS 123(R)”).  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values. Under SFAS 123(R), the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service periods.

Per Share Information

The Company presents basic and diluted earnings per share (“EPS”) amounts in accordance with SFAS No. 128, “Earnings Per Share.”  This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares.  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period calculated using the treasury-stock method for stock-based compensation subject to vesting.  Under the treasury-stock method exercise proceeds includes the amount of compensation costs for future services that the Company has not yet recognized. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  The weighted average number of shares for 2008, 2007 and 2006 does not include the anti-dilutive effect of 1,004,000, 946,000 and 479,000 common stock equivalents representing warrants, convertible debt and the effect of non-vested shares since including them would be anti-dilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

3.      Acquisitions

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff Acquisition”), for a total purchase price of $4,710,000. The original purchase price consisted of the following: a) $400,000 in cash due at the day of the closing of the transaction, b) $300,000 in cash due May 26, 2007, c) $347,000 in cash subject to the collection of certain identified accounts receivable, d) a $300,000 note due February 26, 2009 and bearing interest at 6% per annum, e) a $2,900,000 note bearing interest at 6% per annum, payable in equal monthly installments of $69,400 over four years beginning June 27, 2007, which was subject to proportionate reduction in principal in the event the acquired operations generated less than $1,000,000 in net income before taxes in any year during the term of the note, f) 500,000 shares of common stock valued at approximately $113,000, g) a $342,000 fee payable to a major shareholder as consideration for brokering and structuring the transaction, comprised of $274,000 payable in 104 equal weekly installments of $2,885 and bearing annual interest of 9% and 300,000 shares of restricted common stock valued at $68,000, and h) 30,000 shares of restricted common stock issued to key employees of ReStaff valued at $7,000.

A portion of the original purchase price was subject to reduction if ReStaff’s audited net income for the year ending December 31, 2006 was less than $1,350,000.  On February 28, 2008, the Company completed its analysis of ReStaff’s results and reduced the original purchase price by $1,398,000.  The reduction in the purchase price was accomplished through the restructuring of the remaining indebtedness to the former owner of ReStaff and the issuance of 250,000 shares of restricted common stock with a fair value of $50,000 on the restructuring date.  The restructuring involved the exchange of notes payable with outstanding principal balances of $3,090,000 and related accrued interest of $158,000 for two new notes.  A $1,700,000 note was issued February 28, 2008 bearing an annual interest rate of 6%.  The note is due on May 1, 2012 and is payable in equal monthly installments of $39,925.  A $100,000 note was issued February 28, 2008 bearing an annual interest rate of 6%.  The principal and interest on this note are due on March 5, 2009.  All results of operations of ReStaff have been included in the accompanying Statements of Operations since the date of acquisition.

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

Property and equipment	$5,000
Non-competition agreement	81,000
Accounts receivable	200,000
Customer lists and relationships	1,199,000
Goodwill	1,889,000
Total assets acquired	3,374,000
Accrued liabilities	(62,000)
Total purchase price	$3,312,000

Customer lists and relationships, and the non-competition agreement are being amortized over weighted average useful lives of seven years and three years, respectively.  For the year ended September 30, 2008 amortization of $183,000 and $27,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.  For the year ended September 30, 2007 amortization of $122,000 and $16,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.

US Temp Services, Inc. Offices Acquisition

On March 31, 2006 the Company acquired the operations of five offices from US Temp Services, Inc. (“US Temp Acquisition”) for a total purchase price of $1,723,000.  The consideration included $75,000 in cash and $930,000 in notes payable.  Concurrent with the acquisition, the Company entered into long-term consulting agreements with two of the principals, which required the issuance of 160,000 shares of common stock valued at approximately $44,000 and a series of payments for future consulting services which have been treated as debt obligations with a fair value at the date of acquisition of approximately $292,000.  The stock and payments under the consulting agreements have been treated as additional purchase price consideration.  Transaction costs directly attributable to the acquisition totaled $382,000 and included consideration totaling $275,000 given to an individual, who is also a major shareholder of the Company, in the form of 150,000 shares of common stock valued at approximately $41,000, a demand note totaling $150,000, and a series of payments for future consulting services which have been treated as debt obligations with a fair value at the date of acquisition of approximately $84,000.  All results of operations of the acquired offices have been included in the accompanying Statement of Operations since the date of acquisition.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition.

Accounts receivable	$358,000
Property and equipment	25,000
Customer lists and relationships	168,000
Non-solicitation agreement	30,000
Goodwill	1,335,000
Total assets acquired	1,916,000
Accrued liabilities	(193,000)
Total purchase price	$1,723,000

Customer lists and relationships, and the non-solicitation agreement are being amortized over weighted average useful lives of seven years and three years, respectively. For each year ended September 30, 2008 and 2007 amortization of $24,000 and $10,000 has been recognized related to the customer lists and relationships and the non-solicitation agreement, respectively.  For the year ended September 30, 2006 amortization of $12,000 and $5,000 has been recognized related to these respective assets.

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005 the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”).  All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition.  The purchase price is contingent upon the future revenues generated by the offices from existing customers as follows: a) 2% of revenue for the first twelve months, b) 1% of revenue for the second twelve months, and c) 1% of revenue for the third twelve months (“Stratus Earnout”).  Fair values were determined for the acquired assets and liabilities in recording the acquisition, and accordingly $638,000 was assigned to customer lists and relationships, and $40,000 to property and equipment.  Because the purchase price includes only the Stratus Earnout which is based upon future revenues, the total fair value of the acquired assets was greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition.  For the years ending September 30, 2008, 2007 and 2006, $64,000, $191,000 and $230,000 has been paid relating to the Stratus Earnout, respectively, reducing the Acquisition related contingent liability to $193,000, $257,000 and $448,000 as of September 30, 2008, 2007 and 2006, respectively.

Customer lists and relationships associated with the Stratus Acquisition are being amortized over a weighted average useful life of seven years.  For each year ended September 30, 2008 and 2007 amortization of $91,000 has been recognized related to the customer lists and relationships.  For the year ended September 30, 2006, $75,000 has been recognized related to the customer lists and relationships.

During fiscal 2006 the Company completed other individually immaterial acquisitions for purchase prices totaling $106,000.  The historical results of these acquired operations are not considered material to the Company’s financial statements and therefore proforma disclosures are not included below.

The following unaudited pro forma information shows the Company’s results of operations for the years ended September 30, 2008, 2007 and 2006, as if the ReStaff Acquisition, US Temp Acquisition and Stratus Acquisition had all occurred on October 1, 2005.

	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006
Revenue	$66,608,000	$65,898,000	$66,537,000

Net loss	$(683,000)	$(352,000)	$(872,000)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.09)

4.      Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at September 30, 2008 and 2007:

	As of September 30, 2008			As of September 30, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$2,007,000	$(625,000)	$1,382,000	$2,269,000	$(325,000)	$1,944,000
Non-competition agreements (3 years)	111,000	(67,000)	44,000	110,000	(31,000)	79,000
Total	$2,118,000	$(692,000)	$1,426,000	$2,379,000	$(356,000)	$2,023,000

Goodwill (indefinite life)	$3,332,000		$3,332,000	$4,617,000		$4,617,000

During the second quarter of fiscal 2008, the Company obtained independent third-party valuations of the customer list and non-competition agreement acquired in the ReStaff acquisition. The Company has made adjustments to decrease the previously estimated amount assigned to the customer list acquired by $262,000 and increase the amount assigned to the non-competition agreement by $1,000 based upon these final valuations with a corresponding increase in goodwill.  Amortization of these revalued intangible assets is being reflected prospectively as a change in estimate as of the final valuation date.

The Company recorded amortization expense for the years ended September 30, 2008, 2007 and 2006 of $336,000, $263,000 and $93,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending September 30, 2009, 2010, 2011, 2012 and 2013 is $313,000, $292,000, $280,000, $280,000 and $192,000, respectively.

The Company accounts for its goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Under this standard, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  During the second quarter of fiscal 2008, the Company recorded a $148,000 goodwill impairment charge to write off costs capitalized in connection with a planned reverse-merger with Hyperion Energy, Inc., that did not occur.  Goodwill balances and adjustments made are as follows:

Goodwill as of September 30, 2007	$4,617,000
ReStaff purchase price adjustment	(1,398,000)
Final valuation of ReStaff intangible assets	261,000
Impairment	(148,000)
Goodwill as of September 30, 2008	$3,332,000

5.      Related Parties

Due from related party on the accompanying Balance Sheets represents outstanding amounts advanced to major shareholders and the president of the Company.   During 2007 the Company advanced $25,000 to a major shareholder and $12,000 to a company whose owners are major shareholders in the Company.  The Company received a promissory note dated March 24, 2006 in the principal amount of $14,000 from the president of the Company.  The note is payable upon demand and is not subject to interest.

The Company leases the majority of its workforce from a professional employer organization that is also a major shareholder of the Company as explained further in Note 7 below.

6.      Property and Equipment

At September 30, 2008 and 2007 property and equipment consisted of the following:

	September 30,	September 30,
	2008	2007

Furniture and fixtures	$162,000	$106,000
Office equipment	32,000	19,000
Computer equipment	174,000	77,000
Software	5,000	5,000
Leasehold improvements	159,000	27,000
	532,000	234,000
Less accumulated depreciation	192,000	85,000
	$340,000	$149,000

7.      Accrued Wages and Related Obligations

Accrued wages and related obligations consisted of the following as of September 30, 2008 and 2007:

	September 30,	September 30,
	2008	2007

Accrued payroll and related costs	$25,000	$155,000
Accrued leased employee costs	1,994,000	1,212,000
	$2,019,000	$1,367,000

Accrued leased employee costs include the costs associated with employees leased from a professional employer organization that also owns approximately 31% of the outstanding common stock of the Company as of September 30, 2008.  Accrued leased employee costs payable to this professional employer organization and shareholder were $1,962,000 and $1,320,000 as of September 30, 2008 and 2007, respectively.  The Company leases employees associated with all of its operations, with the exception of certain employees involved only in corporate functions.  The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance.  The total amount charged by this professional employer organization for the years ended September 30, 2008, 2007 and 2006 was $59,268,000, $50,979,000 and $25,312,000, respectively.

8.      Long-Term Debt

Long-term debt at September 30, 2008 and 2007 is summarized as follows:

	September 30,	September 30,
	2008	2007

Long-term debt
16.25% subordinated note (i)	$102,000	$93,000
3% convertible subordinated note (ii)	436,000	527,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	38,000	159,000
Long term capitalized lease obligation (xiv)	21,000	-
10% convertible subordinated note (xiii)	-	232,000
Other debt	50,000	50,000
Total	727,000	1,141,000
Less current maturities	420,000	691,000
Non-current portion	307,000	450,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	101,000
Long term capitalized consulting obligations (vi)	17,000	46,000
12% unsecured convertible note (vii)	100,000	270,000
Demand loans (viii)	65,000	30,000
6% unsecured note (ix)	100,000	300,000
6% unsecured note (x)	1,631,000	2,846,000
9% unsecured note (xi)	73,000	210,000
Unsecured loan (xii)	-	284,000
Total	2,090,000	4,087,000
Less current maturities	946,000	1,647,000
Non-current portion	1,144,000	2,440,000

Total long-term debt	2,817,000	5,228,000
Less current maturities	1,366,000	2,338,000
Total non-current portion	$1,451,000	$2,890,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition four notes were issued.

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note had an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder has elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and to impose a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 16.25%.

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

 (iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder of the Company as a finder’s fee in consideration for sourcing and completing the US Temp Acquisition.  The note bore an annual interest rate of 8%. On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 13%.

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

Demand Loans

(viii)           In October 2005 a major shareholder advanced the Company $30,000 to fund its initial operations.  During fiscal 2008, the same shareholder advanced the Company an additional $18,000 and another major shareholder advanced the Company $17,000.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

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

(ix)           As described above, in February 2008 a $100,000 unsecured note was issued.  The note is due March 5, 2009, and bears an annual interest rate of 6%.  As of September 30, 2007, $300,000 remained outstanding on a 6% note issued in February, 2007 as partial consideration for the ReStaff Acquisition as described above.

(x)           As described above, in February 2008, a $1,700,000 unsecured note was issued.  The note bears an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note. As of September 30, 2007, $2,846,000 remained outstanding on a 6% note issued in February, 2007 as partial consideration for the ReStaff Acquisition as described above.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration to a major shareholder bearing annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

(xii)           In order to finance portions of the purchase price of the ReStaff Acquisition, the Company entered into a borrowing arrangement with another major stockholder.  Under the terms of the agreement, up to $950,000 was available to be borrowed without interest.  As consideration for the loan, the stockholder was granted 600,000 shares of restricted common stock.  The Company borrowed and subsequently repaid $450,000 in March, 2007, and borrowed the balance of $500,000 in June, 2007 which was payable in equal weekly installments of $10,000.  The Company followed the guidance in Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, by treating the relative fair value of the restricted common stock granted as a discount to the debt, with a corresponding increase in additional paid-in capital.  Accordingly, a relative fair value associated with the granted common stock of $119,000 was calculated, $4,000 of which was apportioned to the initial $450,000 borrowed and repaid in March, 2007 and recorded as interest expense, and $115,000 was apportioned to the $500,000 balance and recorded as deferred financing costs to be amortized as interest expense beginning in June, 2007.  In March, 2008, the Company issued 600,000 shares of restricted common stock with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of $120,000 outstanding on the date of exchange.  The Company recorded a loss of $47,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of conversion and the remaining principal balance outstanding on the note, net of remaining deferred financing costs of $8,000.

Other Long-Term Debt

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

The aggregate amounts of long-term debt maturing after September 30, 2008 are as follows:

2009	$1,366,000
2010	539,000
2011	567,000
2012	345,000
2013	0
Thereafter	0
$2,817,000

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations.  As of September 30, 2008, current liabilities exceeded current assets by $2,196,000.  Included in this amount, is approximately $486,000, which represents the current portion of the debt described in (x) above, the total of which is subject to reduction in the event the acquired operations do not attain sufficient levels of profitability.  Also included in current liabilities is $700,000 of unremitted payroll taxes associated with a discontinued subsidiary as disclosed in the following Note 15, which has been outstanding since fiscal 2004, and for which the ultimate date of resolution is unknown.  Additionally, subsequent to September 30, 2008, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities including obtaining further forbearance agreements on the debt described in (i), (iii) and (iv) above, issuing additional debt or equity instruments of the Company in exchange for cash, and seeking additional reductions in operating expenditures and increases in operating efficiencies.

9.      Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of September 30, 2008 grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of September 30, 2008 and the changes during the year ended September 30, 2008 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2006	-	-
Granted	585,000	$0.34
Nonvested at September 30, 2007	585,000	$0.34
Granted	1,403,000	$0.30
Vested	(298,000)	$0.32
Forfeited	(66,000)	$0.30
Nonvested at September 30, 2008	1,624,000	$0.31

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  For shares vesting immediately, compensation expense is recognized on the date of grant.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  The shares granted during the 2008 and 2007 fiscal years had weighted-average grant date fair values of $0.30 and $0.34, respectively representing discounts of 35% from market price for both years.

For the years ended September 30, 2008, and 2007, compensation expense relating to restricted stock awards was $174,000 and $29,000, respectively.  As of September 30, 2008, there was $375,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 2.7 years. The total fair value on the vesting date of the shares that vested during the year ended September 30, 2008 was $128,000.

During fiscal 2006, 2,310,000 shares of restricted common stock were issued to certain employees and directors.  These shares vested immediately and had a weighted average grant date fair value of $0.34 representing a 10% discount from market price.  For the year ended September 30, 2006, compensation expense relating to these restricted stock awards was $778,000.  In addition, 1,300,000 shares, valued at $373,000 were issued to individuals for fees relating to consulting services during the year ended September 30, 2006.

In March, 2008, the Company issued 400,000 shares of common stock to the related party that had made the $950,000 unsecured loan in March, 2007 as described in (xii) of Note 8, in exchange for the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.  The shares had a fair value of $106,000 on the date of issuance.   The difference between the fair value of the shares issued and the consideration received has been recorded as stock-based compensation expense of $26,000.

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

10.           Concentrations of Credit Risk

The Company maintains cash accounts with high credit quality financial institutions.  At times, such accounts are in excess of federally insured limits.  To date, the Company has not experienced any losses in such accounts.  Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables.  However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas.  The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses.  To reduce credit risk, the Company performs credit checks on certain customers.  No single customer accounted for more than 10% of revenue for the years ended September 30, 2008, 2007 or 2006.

11.           Stockholders’ Equity

As of the Date of Inception, a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued Humana Businesses, and was recognized in additional paid-in capital with a corresponding amount in accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007 approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities.  During fiscal 2008, no additional shares were issued relating to the Humana Businesses.   As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of September 30, 2008 and 2007 the total remaining amount of these liabilities outstanding was $700,000 related to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

On November 26, 2006, the Company completed the private placement of 1,000,000 shares of common stock to an independent third party in exchange for $200,000 in cash and a non-interest bearing note with a principal amount of $200,000.  The note was subsequently collected in December, 2006.

In February 2007, the Company commenced a private offering to sell up to $3,000,000 of convertible exchangeable notes bearing 8% annual interest and warrants to purchase up to 799,800 shares of common stock.  The notes were to be convertible into restricted common shares at a price of 75% of the average closing price of the Company’s common stock over the preceding five days prior to the election to convert, subject to a minimum conversion price of $.40 per share.  Each warrant is exercisable for one share of common stock at an exercise price of $.75 per share at any time prior to the two year anniversary date of its issuance.  The offering was subsequently terminated by the Company in April 2007.  Through September 30, 2007, $202,000 in net proceeds pursuant to the private offering has been received.  All investors elected to immediately convert the notes into shares of restricted common stock, and consequently 445,000 restricted common shares and 55,986 warrants have been issued and are outstanding.  Due to the immediate election to convert, the transactions have been accounted for as a sale of common stock.

In March 2007, an agent was issued 300,000 shares of common stock valued at $66,000 for future services to be provided in raising capital for the Company.

As discussed in Note 8, additional paid-in capital was increased in March 2007 by $119,000, representing the allocated relative fair value of the common stock issued to the lender in conjunction with the $950,000 loan received to finance portions of the purchase price of ReStaff.

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

During the third quarter of fiscal 2008, the Company entered into a stock purchase agreement with a major shareholder to purchase 1,000,000 shares of common stock at a fair value of $0.20 per share.  The Company received a non-interest bearing note from the shareholder for $200,000 to finance the purchase.  As of September 30, 2008 the note had been paid in full by the stockholder.

12.           Sales of Receivables

On March 1, 2007, the Company entered into a new receivable sale agreement with a new financial institution, and terminated its former agreement.  Under the terms of the new agreement, the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, the Company may replenish these with new receivables.  As of September 30, 2008 and 2007, trade receivables of $202,000 and $134,000, respectively, had been sold and remained outstanding.  Sales of receivables amounted to approximately $65,605,000 and $56,216,000 for the years ended September 30, 2008 and 2007, respectively.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk the Company bears from bad debt losses on trade receivables sold is retained by the Company, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter. Under the terms of the agreement, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments of $7,500 beginning in April, 2008.  Net discounts are included in interest expense in the accompanying Statements of Operations and amounted to $490,000 and $644,000 for the years ended September 30, 2008 and 2007.  The risk the Company bears from bad debt losses on trade receivables sold is retained by the Company, and receivables sold for the years ended September 30, 2008 and 2007 do not include $488,000 and $562,000, respectively, of receivables sold, but charged back by the financial institution because they were 90 days past due.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts which totaled $445,000 and $338,000 as of September 30, 2008 and 2007.

Prior to March 1, 2007, the Company had an agreement in place with a financial institution to sell its trade receivables on a limited recourse basis.  Under the terms of the agreement, the maximum amount of trade receivables that could have been sold was $5,000,000, for which the purchaser advanced 90% of the assigned receivables value upon sale, and 10% upon final collection.  As collections reduced previously sold receivables, the Company replenished these with new receivables.  Sales of receivables amounted to approximately $34,088,000 for the year ended September 30, 2006.   Net discounts per the agreement were represented by an interest charge at an annual rate of prime plus 1%, and a monthly fee of 0.6%, both applied against average outstanding uncollected receivables sold.  Net discounts are included in interest expense in the accompanying Statements of Operations and amounted to $452,000 for the year ended September 30, 2006. The risk the Company bore from bad debt losses on trade receivables sold was retained by the Company.

13. Income Taxes

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	September 30,	September 30,
	2008	2007

Deferred tax assets:
Net operating losses	$515,000	$530,000
Restricted stock	44,000	12,000
Valuation allowance	(506,000)	(515,000)
	53,000	27,000
Deferred tax liabilities:
Goodwill, customer lists and relationships and non-compete and solicit agreements	(53,000)	(27,000)
	$-	$-

In assessing the realizability of deferred income tax assets, SFAS 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

SFAS 109 further states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2008 and 2007.

Since the Date of Inception the Company has accumulated U.S. Federal net operating loss carryforwards of approximately $1,288,000 that expire at various dates through 2028 and aggregate state net operating loss carryforwards of approximately $1,288,000 that expire at various dates through 2018.

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006

U.S. Federal statutory rate	(35.0%)	(35.0%)	(35.0%)
State income taxes, net of federal benefit	(5.0%)	(5.0%)	(5.0%)
Stock based compensation valuation	45.1%	-	-
Change in valuation allowance	(5.1%)	40.0%	40.0%
Effective tax rate	0.0%	0.0%	0.0%

14.           Supplemental Disclosure of Cash Flow Information

	Year Ended
	September 30,	September 30,	September 30,
	2008	2007	2006

Cash paid for interest	$712,000	$829,000	$489,000
Non- cash investing and financing activities:
ReStaff Acquisition purchase price adjustment and debt reduction	1,398,000	-	-
Debt converted to restricted common stock at fair value	622,000	-	-
Capital lease obligation for computer equipment	33,000	-	-
Issuance of shares for related party invoices	26,000	-	-
ReStaff Acquisition:
Issuance of restricted common stock	-	307,000	-
Restricted common stock issued for future services	-	66,000	-
Restricted common stock issued to satisfy Humana Businesses’ liabilities	-	89,000	976,000
Stock-based compensation	291,000	29,000	778,000
Restricted common stock issued for fees	-	-	373,000
Note conversion to restricted common stock	-	-	149,000
US Temp Acquisition:
Issuance of restricted common stock	-	-	85,000
Other Acquisition:
Issuance of restricted common stock	-	-	45,000

15.           Commitments and Contingencies

Unremitted Payroll Taxes Related to Humana Businesses

The subsidiary conducting employee leasing and benefits processing services which was part of the discontinued Humana Businesses has received assessments for unremitted payroll taxes for calendar year 2004 from the IRS and certain state taxing authorities totaling approximately $700,000.  This amount is included in Accounts Payable and accrued expenses in the accompanying financial statements and represents the amount management believes will ultimately be payable for this liability based upon its knowledge of events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Lease Commitments

At September 30, 2008 and 2007, the Company had operating leases, primarily for office premises, expiring at various dates through September 2014.  At September 30, 2008, the Company had a capital lease for the purchase of computer equipment.  Future minimum rental commitments under operating leases are as follows:

Years Ending September 30:	Operating Leases

2009	442,000
2010	343,000
2011	262,000
2012	252,000
2013	252,000
Thereafter	252,000
$1,803,000

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 30 days.  These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

Legal Proceedings

In 2005, the Company acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on wages for all periods subsequent to the acquisition date which may be reduced upon audit.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has appealed the ruling and is awaiting a determination, but intends to vigorously defend its position that the Company is not the predecessor employer.  Management estimates the range of possible loss between $0 and $103,000.

ALS, LLC (“ALS”) instituted an action against the Company, US Temp Services, Inc. (“US Temps”) and a major shareholder of the Company, in the United States District Court, District of New Jersey in May 2007, in which it alleged that the Company tortiously interfered with ALS’ business relationship with US Temps by causing US Temps to terminate its relationship with ALS under an agreement pursuant to which ALS provided employee outsourcing services to US Temps prior to the Company’s acquisition of certain assets from US Temps.  ALS also alleged that the Company had liability as a successor to US Temps for US Temps’ alleged breach of the outsourcing agreement.  In October, 2008 a settlement was reached with ALS whereby the Company has agreed to pay $60,000 in twelve equal monthly installments of $5,000 beginning on October 1, 2008.

From time to time, the Company is involved in litigation incidental to its business including employment practices claims.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

16.           Quarterly Financial Information – Unaudited

	First	Second	Third	Fourth
Fiscal Year 2008	Quarter	Quarter	Quarter	Quarter

Revenue	$18,148,000	$15,743,000	$15,889,000	$16,828,000

Direct cost of services	15,087,000	13,304,000	13,442,000	14,228,000

Gross profit	3,061,000	2,439,000	2,447,000	2,600,000

Selling, general and administrative expenses	2,599,000	2,747,000	2,182,000	2,175,000
Depreciation and amortization	107,000	118,000	116,000	104,000

Income (loss) from operations	355,000	(426,000)	149,000	321,000

Interest expense	314,000	229,000	144,000	147,000
Loss on goodwill impairment	--	148,000	--	--
Net loss on debt extinguishment	--	100,000	--	--

Net (loss) income	$41,000	$(903,000)	$5,000	$174,000

Net (loss) income per common share:
Basic	$0.00	$(0.05)	$0.00	$0.01
Diluted	$0.00	$(0.05)	$0.00	$0.01

	First	Second	Third	Fourth
Fiscal Year 2007	Quarter	Quarter	Quarter	Quarter

Revenue	$11,909,000	$12,560,000	$16,241,000	$16,871,000

Direct cost of services	10,072,000	10,447,000	13,410,000	14,132,000

Gross profit	1,837,000	2,113,000	2,831,000	2,739,000

Selling, general and administrative expenses	1,661,000	1,972,000	2,493,000	2,362,000
Depreciation and amortization	43,000	65,000	106,000	107,000

Income from operations	133,000	76,000	232,000	270,000

Interest expense	205,000	182,000	246,000	262,000

Net (loss) income	$(72,000)	$(106,000)	$(14,000)	$8,000

Net (loss) income per common share:
Basic	$(0.01)	$(0.01)	$0.00	$0.00
Diluted	$(0.01)	$(0.01)	$0.00	$0.00