Form 10-Q
period 2008-12-31
AccountAbilities, Inc.
filed 2009-02-17
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of Common Stock, $.0001 par value, outstanding as of February 9, 2009 was 23,764,791.

ACCOUNTABILITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

ACCOUNTABILITIES, INC.

BALANCE SHEETS

	December 31	September 30
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$80,000	$69,000
Accounts receivable – less allowance for doubtful accounts of $426,000 and $445,000, respectively	-	1,362,000
Due from financial institution	235,000	202,000
Unbilled receivables	439,000	671,000
Prepaid expenses	372,000	326,000
Due from related party	51,000	51,000
Total current assets	1,177,000	2,681,000

Property and equipment, net	316,000	340,000
Other assets	10,000	10,000
Intangible assets, net	1,263,000	1,426,000
Goodwill	3,332,000	3,332,000
Total assets	$6,098,000	$7,789,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,415,000	$1,431,000
Accrued wages and related obligations	545,000	2,019,000
Current portion of long-term debt	402,000	420,000
Current portion of related party long-term debt	941,000	946,000
Acquisition related contingent liability	109,000	193,000
Due to related party	41,000	61,000
Total current liabilities	3,453,000	5,070,000

Long term debt, net of current portion	277,000	307,000
Related party long-term debt, net of current portion	1,041,000	1,144,000
Total liabilities	4,771,000	6,521,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,791,000 and 23,792,000 shares issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	2,000	2,000
Additional paid-in capital	3,277,000	3,236,000
Accumulated deficit	(1,952,000)	(1,970,000)
Total stockholders’ equity	1,327,000	1,268,000

Total liabilities and stockholders’ equity	$6,098,000	$7,789,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months
	Ended
	December 31, 2008	December 31, 2007

Revenue	$17,351,000	$18,148,000

Direct cost of services	14,658,000	15,087,000

Gross profit	2,693,000	3,061,000

Selling, general and administrative expenses *	2,420,000	2,599,000
Depreciation and amortization	112,000	107,000

Income from operations	161,000	355,000

Interest expense	143,000	314,000

Net income	$18,000	$41,000

Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average shares outstanding:
Basic	22,169,000	16,884,000
Diluted	22,247,000	17,142,000

* Includes $41,000 and $11,000 for the three months ended December 31, 2008 and 2007, respectively in non-cash charges for stock based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity
(unaudited)

Three Months Ended
December 31, 2008

Common Stock – Shares:
Balance at beginning of period	23,792,000
Forfeitures of restricted stock awards	(1,000)
Balance at end of period	23,791,000

Common Stock – Par Value:
Balance at beginning of period	$2,000
-
Balance at end of period	$2,000

Additional Paid-In Capital:
Balance at beginning of period	$3,236,000
Stock-based compensation relating to restricted common stock	41,000
Balance at end of period	$3,277,000

Accumulated Deficit:
Balance at beginning of period	$(1,970,000)
Net income	18,000
Balance at end of period	$(1,952,000)

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$18,000	$41,000

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,000	107,000
Stock-based compensation	41,000	11,000
Amortization of discount on long-term debt	-	12,000
Bad debt expense	11,000	-
Changes in operating assets and liabilities:
Trade accounts receivable	1,583,000	631,000
Due from financial institution	(33,000)	(42,000)
Prepaid expenses	(46,000)	(113,000)
Due to related party	(20,000)	-
Other assets	-	(24,000)
Accounts payable and accrued liabilities	(1,490,000)	(172,000)
Net cash provided by operating activities	176,000	451,000

Cash flows from investing activities:
Purchase of property and equipment	(9,000)	(30,000)
Net cash used in investing activities	(9,000)	(30,000)

Cash flows from financing activities:
Principal payments on long-term debt	(48,000)	(77,000)
Proceeds from issuance of long-term debt – related parties	-	27,000
Principal payments on long-term debt – related parties	(108,000)	(219,000)
Payments on contingent acquisition related liability	-	(31,000)

Net cash used in financing activities	(156,000)	(300,000)

Change in cash	11,000	121,000

Cash at beginning of period	69,000	137,000

Cash at end of period	$80,000	$258,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.           Description of the Company and its Business

Nature of Operations

Accountabilities, Inc. (the “Company”) is a national provider of temporary commercial staffing in areas such as light industrial and clerical services, and professional niche consulting and staffing services in areas such as accounting, pharmaceutical and information technology.  The Company conducts all of its business in the United States through the operation of 13 staffing and recruiting offices, and through sales and marketing agreements with ten public accounting firms.  The agreements with the public accounting firms generally provide for the public accounting firm to market and sell accounting and finance staffing and placement services to customers in a defined market in exchange for a defined share of profits generated from those sales.

2.           Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended December 31, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008, which are included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  Certain reclassifications have been made to the accompanying balance sheets to conform to the current period's presentation.

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

3.           Net Income per Share

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

The following table summarizes the calculation of net income per share for the three months ended December 31, 2008 and 2007:

	Three Months Ended	Three Months Ended
	December 31, 2008	December 31, 2007

Net income	$18,000	$41,000

Basic:
Weighted average shares	22,169,000	16,884,000

Diluted:
Weighted average shares	22,169,000	16,884,000
Potentially dilutive shares	78,000	258,000
Total dilutive shares	22,247,000	17,142,000

Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 688,000 and 1,121,000 potential common shares, representing warrants and convertible debt, for the three months ended December 31, 2008 and 2007, respectively.

4.           Acquisitions

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff”), for a total adjusted purchase price of $3,312,000.  All results of operations of ReStaff have been included in the accompanying Statements of Operations since the date of acquisition.

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

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005 the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”) in exchange for an earnout consisting of a) 2% of revenue for the first twelve months, b) 1% of revenue for the second twelve months, and c) 1% of revenue for the third twelve months (“Stratus Earnout”). All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition. Because the purchase price includes only the Stratus Earnout which was based upon future revenues, the total fair value of the acquired assets was greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition in accordance with SFAS 141.  Through November 28, 2008, $485,000 had been paid relating to the Stratus Earnout.

The Company has received an assessment from the California Employment Development Department (“EDD”) as disclosed in Note 10.  Due to indemnification clauses in the Asset Purchase Agreement entered into for the Stratus Acquisition, the ultimate timing and resolution of the “Acquisition related contingent liability” is dependent on the resolution of the assessment from the EDD.  The Company has calculated the amount owed for the earnout as of the end of the earnout period, November 28, 2008, to be $109,000.  As of November 28, 2008, the estimated liability of $193,000 exceeded the amount of contingent consideration, and the $84,000 reduction of the liability has been recorded as a reduction in the value of the acquired intangible assets on the accompanying balance sheets in accordance with SFAS 141.   This liability has been reclassified as a current liability together with the corresponding amount from September 30, 2008 for comparative purposes.

5.           Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill :

	As of December 31, 2008			As of September 30, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$1,923,000	$(694,000)	$1,229,000	$2,007,000	$(625,000)	$1,382,000
Non-competition agreements (3 years)	111,000	(77,000)	34,000	111,000	(67,000)	44,000
Total	$2,034,000	$(771,000)	$1,263,000	$2,118,000	$(692,000)	$1,426,000

Goodwill (indefinite life)	$3,332,000		$3,332,000	$3,332,000		$3,332,000

As described in Note 4, the Company recorded an adjustment to the value assigned to the customer lists and relationships acquired in the Stratus Acquisition at the end of the earnout period for $84,000.  Amortization is being reflected prospectively as a change in estimate as of the end of the earnout period, November 28, 2008.

The Company recorded amortization expense for the three months ended December 31, 2008 and 2007 of $79,000 and $90,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining nine months of fiscal 2009 is $217,000 and for the fiscal years ending September 30, 2010, 2011, 2012, 2013 and 2014 is $270,000, $259,000, $259,000, $189,000 and $69,000, respectively.

6.           Long-Term Debt

Long-term debt at December 31, 2008 and September 30, 2008 is summarized as follows:

	December 31,	September 30,
	2008	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	407,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	23,000	38,000
Long term capitalized lease obligation (xii)	17,000	21,000
Other debt	50,000	50,000
Total	679,000	727,000
Less current maturities	402,000	420,000
Non-current portion	277,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	9,000	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	65,000
6% unsecured note (ix)	100,000	100,000
6% unsecured note (x)	1,577,000	1,631,000
9% unsecured note (xi)	37,000	73,000
Total	1,982,000	2,090,000
Less current maturities	941,000	946,000
Non-current portion	1,041,000	1,144,000

Total long-term debt	2,661,000	2,817,000
Less current maturities	1,343,000	1,366,000
Total non-current portion	$1,318,000	$1,451,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition four notes were issued.

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note had an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and impose a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 16.25%.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

(ii)           A $675,000 convertible subordinated note was issued March 31, 2006 and is due March 31, 2012.  The note bears interest at an annual rate of 3%, and is convertible in part or in whole into common shares at any time at the option of the holder at the specified price of $1.50 per share.  The note is secured by office equipment and other fixed assets.

(iii)           An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 18% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

(iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder of the Company as a finders fee in consideration for sourcing and completing the US Temp Acquisition.  The note bore an annual interest rate of 8%.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008 in exchange for an increase in the interest rate to 13% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

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

18% Unsecured Convertible Note

(vii)           A $100,000 unsecured convertible note and 600,000 shares of restricted common stock were issued on January 31, 2008 to a shareholder and director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was due October 31, 2008 and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share.  Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.  The Company is currently negotiating terms of a forbearance agreement with the noteholder.

Demand Loans

(viii)           In fiscal 2008 and 2006, a major shareholder advanced the Company $18,000 and $30,000, respectively, to fund its operations.  As of December 31, 2008, $7,000 remains outstanding to another shareholder.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes and loan remain outstanding.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became an employee of the Company.  The note described in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.  The debt described in (xi) and (xii) below was issued to two separate major shareholders of the Company.

(ix)           In February 2008 a $100,000 unsecured note was issued.  The note is due March 5, 2009, and bears an annual interest rate of 6%.

(x)           In February 2008, a $1,700,000 unsecured note was issued.  The note bears an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any year during the term of the note.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, bearing annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

Other Long-Term Debt

(xii)           In November, 2007, the Company entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 is payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), and (xi) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of the Company’s business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements in order to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements it will continue to seek other sources of funding including the issuance of related party debt.

7.           Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of December 31, 2008 grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and the changes during the three months ended December 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2008	1,624,000	$0.31
Forfeited	(1,000)	$0.30
Nonvested at December 31, 2008	1,623,000	$0.31

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  For the three months ended December 31, 2008 and 2007, compensation expense relating to restricted stock awards under the Plan was $41,000 and $11,000, respectively.  As of December 31, 2008, there was $334,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 2.4 years.

8.           Stockholders’ Equity

As of the Date of Inception (June 9, 2005), a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued businesses of certain wholly owned subsidiaries (the “Humana Businesses”), and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007 approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities.  During the first quarter of fiscal 2009 and during fiscal 2008, no additional shares were issued relating to the Humana Businesses.  As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of December 31, 2008 and September 30, 2008 the total remaining amount of these liabilities outstanding was $700,000 relating to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

9.           Supplemental Disclosure of Cash Flow Information

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2008	2007

Cash paid for interest	$134,000	$243,000
Non-cash investing and financing activities:
Stock-based compensation	41,000	11,000

10.           Commitments and contingencies

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

Legal Proceedings

In 2005, the Company acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).  During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the successor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on wages for all periods subsequent to the acquisition date, which may be reduced upon audit.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company has appealed the ruling and is awaiting a determination, but intends to vigorously defend its position that the Company is not a successor employer.  Management estimates the range of possible loss to be between $0 and $103,000.

In December 2008, the Company received an assessment from the California Employment Development Department (“EDD”) stating that it had determined the Company to be a successor to Stratus Services Group, Inc. (“Stratus”) as a result of having purchased the offices in the Stratus Acquisition described in Note 4.  The total amount of the assessment is $566,000, which consists solely of penalties of $220,000 and interest of $346,000 and represents the entire amount of the liability owed by Stratus.  Other entities who also acquired offices from Stratus received a like assessment also for the total amount of the liability owed by Stratus.  The Company has timely filed a Petition for Reassessment stating its position that it does not believe it is a successor to Stratus, and is working with outside counsel to resolve the matter.  A confirmation of a hearing date from the EDD is awaited.  Management is currently unable to estimate a range of possible loss but intends to vigorously defend its position.

11.    Subsequent Event

On February 11, 2009, the Company's Board of Directors determined that the Company will exit all components of its business related to accounting and finance services.  These components constitute all of the Company's CPA Partner on Premise Program and the accounting service offerings within Direct Professional Services.  The Board has not yet determined whether these components will be sold or otherwise discontinued, and consequently management cannot currently estimate the costs to exit these components or any anticipated gain or loss on sale of the disposed components should a sale occur.  During the three month periods ended December 31, 2008 and 2007, these finance and accounting services components generated revenue of approximately $695,000 and $1,436,000, respectively, and losses from operations of approximately ($186,000) and ($151,000), respectively.  During the fiscal year ended September 30, 2008, these finance and accounting services components generated revenue of approximately $4,056,000 and losses from operations of approximately ($539,000).  The Board reached its conclusion after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our report on Form 10-K for the fiscal year ended September 30, 2008 . Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Accountabilities,” the “Company,” “we,” “us,” and “our” refer to Accountabilities, Inc. and its subsidiaries.

Overview

Description of the Company

We currently provide both general staffing services and niche professional services to the business community through our three primary service offerings which include Staffing Abilities, CPA Partner on Premise and Direct Professional Services.  Our Staffing Abilities offering provides general staffing services to a variety of clientele in the areas of clerical and light industrial services.  Our CPA Partner on Premise and Direct Professional Service offerings provide niche professional services including project management, interim contract, consulting and executive search, in the areas of accounting, information technology, engineering, biotechnology and biopharmaceutical.  As of December 31, 2008, we provide these services in key markets across the United States, through the operation of 13 offices in 11 states and through cooperative sales and marketing arrangements with ten different regional public accounting firms through our Partner on Premise Program.

The contribution of each service offering to net income is primarily dependent on the respective gross margin provided by each offering.  The Staffing Abilities service offerings, although producing lower margins, have comprised the largest component of our revenue at approximately 80% and consequently the largest component of our gross profit.  Additionally, these service offerings are more mature and we are not currently incurring significant amounts of upfront expenses or captial expenditure towards future growth as we are to develop our other service offerings.  In our CPA Partner on Premise and Direct Professional Services offerings, which together currently comprise approximately 20% of our revenue, we have incurred, and would expect to continue to incur, upfront expenditures in senior management, consultants and other client service associates, development of processes and procedures, and marketing expenditures in order to build the necessary infrastructure and brand awareness in anticipataion of future revenue growth for these service offerings.

Consequently, on February 11, 2009, our Board of Directors determined that the Company will exit all components of its business related to accounting and finance services.  These components constitute all of our CPA Partner on Premise Program and the accounting and finance service offerings within Direct Professional Services, as explained further below.  Our Board has not yet determined whether these components will be sold or otherwise discontinued and consequently management cannot currently estimate the costs to exit these components or any anticipated gain or loss on sale of the disposed components should a sale occur.  During the three month periods ended December 31, 2008 and 2007, these finance and accounting services components generated revenue of approximately $651,000 and $1,436,000, respectively, and losses from operations of approximately ($189,000) and ($151,000), respectively.  During the fiscal year ended September 30, 2008, these finance and accounting services components generated revenue of approximately $4,056,000 and losses from operations of approximately ($539,000).  Our Board reached its conclusion after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses.

A more detailed description of our current service offerings, including those expected to be discontinued, as mentioned above, is as follows:

▪	Staffing Abilities

We provide general temporary staffing in the areas of light industrial services and administrative support to a diverse range of clients ranging from sole proprietorships to Fortunue 500 companies.  Light industrial includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Staffing Abilities business has grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc. and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through December 31, 2008, the Staffing Abilities service offering has historically constituted approximately 80% of our revenues.  The Staffing Abilities service offerings have provided us with a predictable source of revenues to aid in supporting the growth of our CPA Partner on Premise Program and Direct Professional Service offerings, and functions as a potential client base from which to cross-sell higher margin professional services.

▪	CPA Partner on Premise Program

Although currently operating, as mentioned above, our Board of Directors has determined that we will exit our CPA Partner on Premise Program business as part of the Board's decision to exit all business components related to accounting and finance service offerings.

Currently, our Partner on Premise Program has agreements with leading regional public accounting firms to function as our sales and marketing presence in pre-defined markets.  These public accounting firms offer to provide our non-attest related finance and accounting services to their current client base as well as any other client in the pre-defined market area.  This relationship provides us with the ability to provide our professional accounting and finance services immediately to an established client base in that market, and to co-brand, utilizing the recognized name of the public accounting firm as well as ours in the solicitation of new clients, while the public accounting firm derives both an additional source of revenue as well as the ability to provide these additional services to their clients.  As of December 31, 2008 we have agreements with ten different regional public accounting firms, which to date through December 31, 2008 have historically generated less than 10% of our total revenues.  While the CPA Firm acts as a marketing and sales arm for us and provides access to their client base, we retain control of the clients, employees, systems and processes.  We provide, among other things, industry expertise, business plans, market analysis, management and technical services, back office support, including enterprise-wide financial, accounting and human resources systems, personnel and assistance in training to our CPA Partners.  As compensation, the CPA firm receives a commission equal to the profits calculated by us, less 10% of the revenues which is retained by us.

▪           Direct Professional Services

Although the accounting and finance services component within Direct Professional Services is currently operating, as mentioned above, our Board of Directors has determined that we will exit all business components related to accounting and finance service offerings.

Currently, our Direct Professional Services include Staff Augmentation and Consulting Services.  Staff Augmentation services include executive search, interim contract and project management in the areas of Accounting and Finance, IT/Technology, Engineering, Biotechnology and Biopharmaceutical.  Consulting services include accounting and finance consulting services in the areas of Sarbanes-Oxley compliance, mergers and acquisitions, corporate reorganizations, information systems and tax related matters.  We provide these services directly through the operations of our two wholly owned offices and national network of consultants. Through December 31, 2008, Direct Professional Services have historically constituted less than 20% of our revenues.

The following are additional material trends that are creating opportunities and risks to our business, and a discussion of how management is responding.

▪	Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. During the first quarter of fiscal 2009, there have been growing concerns about the U.S. macro-economic environment including the significant turmoil in the credit and financial markets, declining GDP growth, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims; as well as several significant sudden business failures. The economic uncertainties in which we currently operate make it challenging to predict the near-term future and could have a significant adverse impact on our clients and our business. Our ability to sustain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, includin bonuses and stock-based compensation for our employees. Management expects our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow.

▪
A significant component of our growth to date has come through acquisitions.  Management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance current service offerings, and effectively assimilate into our operations, marketing and sales strategies.  Additionally, management seeks acquisitions in desired geographical markets and which have minimal costs and risks associated with integration.  Management believes that effectively acquiring businesses with these attributes will be critical to our growth.

▪
Our success depends on our ability to provide our clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs.  Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future.  Management is responding to this demand through proactive recruiting efforts and targeted marketing.

▪
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of December 31, 2008 we had negative working capital of ($2,276,000), for which the component constituting the current portion of long-term debt was $1,343,000.  Total outstanding debt as of December 31, 2008 was $2,661,000, $591,000 of which is past due or due upon demand, whereas $1,577,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaged in several activities, as explained further in the Working Capital section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

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

As mentioned above, management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance our current service offerings.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit.

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the Securities and Exchange Commission.  As a result of the dispositions of all operations associated with the discontinued businesses of certain wholly-owned subsidiaries (the “Humana Businesses”), and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity beginning with June 9, 2005 (the “Date of Inception”) have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded, in order to reflect this reorganization of the Company.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”.  Under SFAS 109, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities. We evaluate the probable resolution of tax positions based on the technical merits, that the position will be sustained upon examination, presuming that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FAS 115” (“SFAS 159”), which permits companies to measure certain financial assets and financial liabilities at fair value.  Under SFAS 159, companies that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis.  SFAS 159 establishes presentation and disclosure requirements to clarify the effect of a company’s election on its earnings but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS 159 was effective as of the beginning of our 2009 fiscal year. The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  Therefore, the adoption of this standard had no impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We have adopted this statement for financial assets and liabilities effective October 1, 2008 and the adoption had no impact on the Company’s financial position, results of operations and cash flows.  The Company will adopt this statement for non-financial assets and liabilities effective October 1, 2009, although we do not expect there will be a material impact from adoption of this standard on our consolidated financial statements, although we may need to include additional disclosures in the financial statement footnotes.

Results of Operations

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Revenue

For the three months ended December 31, 2008, revenue decreased $797,000, or 4%, to $17,351,000, as compared to $18,148,000 in the same period of the prior year.  This decrease in revenue is primarily attributable to a decrease in revenue of $1,340,000 from the business acquired in the US Temps Acquisition, a decrease in revenue of $686,000 from the CPA Partner on Premise Program and a decrease in revenue of $121,000 from the business acquired in the Stratus Acquisition.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers that were not fully offset by the acquisition of new accounts or existing account increases.   The revenue decreases were partially offset by increased revenue of $739,000 provided by the business acquired in the ReStaff Acquisition and revenue of $672,000 from new commercial offices in California and Virginia.

Direct cost of services

For the three months ended December 31, 2008, direct cost of services decreased by $429,000 or 3% to $14,658,000, as compared to $15,087,000 in the same period of the prior year.  The decrease is consistent with the decline in revenue during the period.

Gross profit

For the three months ended December 31, 2008 gross profit decreased $368,000, or 12%, to $2,693,000, as compared to $3,061,000 in the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended December 31, 2008 decreased to 15.5% as compared to 16.9% in the same period in the prior year, primarily as a result of changes in the client mix resulting in lower average gross margins and increases in state unemployment insurance rates that could not be passed along to the clients.

Selling, general and administrative expenses

For the three months ended December 31, 2008, selling, general and administrative expenses decreased $179,000, or 7%, to $2,420,000, as compared to $2,599,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $41,000 for the three months ended December 31, 2008 as compared with $11,000 in the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses were 13.9% for the three months ended December 31, 2008 compared to 14.3% during the same period in the prior year.  Management has been aggressively managing expenses and has successfully reduced expenses by seeking efficiencies in operating offices and corporate functions.

Depreciation and amortization

For the three months ended December 31, 2008, depreciation and amortization increased $5,000, or 5%, to $112,000, as compared to $107,000 in the same period in the prior year.  The increase is attributable to increased purchases of property and equipment made in the preceding twelve months.

Income from operations

As a result of the above, income from operations was $161,000 for the three months ended December 31, 2008 versus income from operations of $355,000 for the same period in the prior year, representing a decrease of 55%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended December 31, 2008 was $143,000, as compared to $314,000 during the same period in the prior year, representing a decrease of 54%.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2008 through restructuring outstanding debt, conversion of debt to restricted common stock and repayments of principal.  In addition, the three percentage point reduction in the federal prime lending rate from the same period of the prior year, resulted in lowered interest expense on our sold outstanding accounts receivable.

Net income

The factors described above resulted in net income for the three months ended December 31, 2008 of $18,000, as compared to $41,000 during the same period of the prior year.

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

At December 31, 2008, cash was $80,000, an increase of $11,000 from $69,000 as of September 30, 2008.

Net cash provided by operating activities during the three months ended December 31, 2008 decreased ($275,000) to $176,000, from $451,000 during the same period of the prior year.  This was primarily due to a reduction in outstanding accounts payable and accrued liabilities of ($1,318,000), offset by a decrease in trade accounts receivable of $952,000, as well as a variety of other normal operating fluctuations in other operating assets and liabilities.

Net cash used in investing activities during the three months ended December 31, 2008 decreased ($21,000) to ($9,000) from ($30,000) during the same period of the prior year, primarily as a result of fewer purchases of computer equipment in the current period.

Net cash used in financing activities during the three months ended December 31, 2008 decreased ($144,000) to ($156,000) from ($300,000) during the same period of the prior year, primarily as a result of decreased principal payments on long-term debt required after the effect of debt restructurings which took place in fiscal 2008.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of December 31, 2008 we had negative working capital of ($2,276,000), for which the component constituting the current portion of long-term debt was $1,343,000.  Within the current portion of long-term debt $591,000 is past due or due upon demand as explained further below.  Total outstanding debt as of December 31, 2008 was $2,661,000.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of having become a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaging in the following activities to effectively accomplish these objectives:

a)
In October 2008, we extended the terms of three forbearance agreements with respect to $286,000 of the $591,000 past due or due upon demand debt.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2009.

b)	In December 2007 we retained an outside financial advisory and investment banking firm to advise and assist us in raising capital.
c)
We are aggressively managing cash and expenses, including the increased costs of being a reporting company, with activities such as seeking additional efficiencies in our operating offices and corporate functions including headcount reductions if appropriate, improving our accounts receivable collection efforts, obtaining more favorable vendor terms, and using our finance and accounting consultants when available to aid in the necessary obligations associated with being a reporting company.

The working capital deficit of ($2,276,000) as of December 31, 2008, represents a decrease of ($113,000) as compared to a working capital deficit of ($2,389,000) as of September 30, 2008.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments of $7,500.  As of December 31, 2008, the amount of sold receivables outstanding was $5,597,000, which includes $292,275 of the overadvance.

Debt

Long-term debt at December 31, 2008 and September 30, 2008 is summarized as follows:

	December 31,	September 30,
	2008	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	407,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	23,000	38,000
Long term capitalized lease obligation (xii)	17,000	21,000
Other debt	50,000	50,000
Total	679,000	727,000
Less current maturities	402,000	420,000
Non-current portion	277,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	9,000	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	65,000
6% unsecured note (ix)	100,000	100,000
6% unsecured note (x)	1,577,000	1,631,000
9% unsecured note (xi)	37,000	73,000
Total	1,982,000	2,090,000
Less current maturities	941,000	946,000
Non-current portion	1,041,000	1,144,000

Total long-term debt	2,661,000	2,817,000
Less current maturities	1,343,000	1,366,000
Total non-current portion	$1,318,000	$1,451,000

For further explanations of (i) through (xii) please see Note 6 to our financial statements beginning on page 1 of this report on Form 10-Q.

Sales of Common Stock

None during the three months ended December 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our receivable sale agreement is subject to variable rate interest, which could be adversely affected by an increase in interest rates.  As of September 30, 2008 outstanding uncollected receivables sold were $5,106,000.  Our weighted average outstanding uncollected receivables sold for the year ending September 30, 2008 was $5,504,000.  Management estimates that had the average interest rate increased by two percentage points during the year ending September 30, 2008, interest expense would have increased by approximately $110,000.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our report on Form 10-K for the fiscal year ended September 30, 2008.  There have been no material changes in the status of such matters since the filing of that annual report.

In December 2008, we received an assessment from the California Employment Development Department (“EDD”) stating that it had determined the Company to be a successor to Stratus Services Group, Inc. (“Stratus”) as a result of having purchased the offices from Stratus in November, 2005.  The total amount of the assessment is $566,000, which consists solely of penalties of $220,000 and interest of $346,000 and represents the entire amount of the liability owed by Stratus.  Other entities who also acquired offices from Stratus received a like assessment also for the total amount of the liability owed by Stratus.  We have timely filed a Petition for Reassessment stating our position that we do not believe we are a successor to Stratus, and are working with outside counsel to resolve the matter.  A confirmation of a hearing date from the EDD is awaited.  Management is currently unable to estimate a range of possible loss but intends to vigorously defend its position.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None during the three months ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $175,000, $80,000, $150,000 and $100,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  The holders of the $175,000, $80,000 and $150,000 notes have extended the terms of their forbearance agreements with us and have agreed to refrain from exercising their rights and remedies against us until October 31, 2009. We are currently negotiating the terms of a forbearance agreement with the holder of the $100,000 note.  As of December 31, 2008, the aggregate amount of payments due but not made under the notes was $386,000.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three months ended December 31, 2008.

Item 5.	Other Information

Election of Director

On February 11, 2009, the Board of Directors elected Robert Cassera to fill a vacancy on the Board of Directors. Mr. Cassera, 46 years old, is the founder, sole owner, president and director of Tri-State Employment Service, Inc. from 1993 to present. Tri-State Employment Service, Inc. itself and through several wholly-owned subsidiaries (collectively, “Tri-State”), including Tri-State Employment Service, Inc. and TS Staffing Corp, primarily offers temporary staffing and related services to municipalities and privately-held and public companies as well as Professional Employer Organization and ancillary services to privately-held and public companies. It has not been determined to which, if any, committees of the Board of Directors Mr. Cassera will be named.

The Board of Directors is now composed of five persons, three of whom (including Mr. Cassera) are employees of Tri-State. Currently, Tri-State provides such services to the Company pursuant to an arm’s length agreement, with terms consistent with those provided other Tri-State clients. This agreement was entered into between the Company and Tri-State prior to the election of any Tri-State affiliates to the Company’s Board of Directors. As of February 17, 2009, Mr. Cassera and his affiliates, including Tri-State, own approximately 43% of the outstanding shares of the Company’s common stock.

The Company leases the majority of its workers from Tri-State. The Company leases employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantageous rates via Tri-State’s much larger scale. Employees are leased from Tri-State based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between the Company and the employee, with the total rate paid to Tri-State being inclusive of the employees compensation as well as all related payroll taxes and fees to Tri-State. The total amount of these leasing costs charged by Tri-State (inclusive of the compensation and taxes referred to in the prior sentence) during the three months ended December 31, 2008 and 2007 were $15,505,000 and $15,933,000, respectively, and for the fiscal years ended September 30, 2008 and 2007 was $59,268,000 and $50,979,000, respectively.

In order to finance portions of the purchase price of an acquisition, the Company entered into a borrowing arrangement with Tri-State in 2007 pursuant to which up to $950,000 was eligible to be borrowed without interest. As consideration for the loan, Tri-State was granted 600,000 shares of restricted common stock. The Company borrowed and subsequently repaid $450,000 in March 2007, and borrowed the balance of $500,000 in June 2007 which was payable in equal monthly installments of $10,000. In March 2008, the Company issued 1,000,000 shares of restricted common stock to Tri-State in exchange for consideration of $200,000, which consisted of the cancellation of the remaining outstanding balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

Costs Associated with Exit or Disposal Activities

On February 11, 2009, the Company's Board of Directors determined that the Company will exit all components of its business related to accounting and finance services.  These components constitute all of the Company's CPA Partner on Premise Program and the accounting service offerings within Direct Professional Services.  The Board has not yet determined whether these components will be sold or otherwise discontinued, and consequently management cannot currently estimate the costs to exit these components or any anticipated gain or loss on sale of the disposed components should a sale occur.  During the three month periods ended December 31, 2008 and 2007, these finance and accounting services components generated revenue of approximately $695,000 and $1,436,000, respectively, and losses from operations of approximately ($186,000) and ($151,000), respectively.  During the fiscal year ended September 30, 2008, these finance and accounting services components generated revenue of approximately $4,056,000 and losses from operations of approximately ($539,000).  The Board reached its conclusion after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses.

Item 6.	Exhibits

Number	Description

10.45	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman
10.46	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman
10.47	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Washington Capital LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: February 17, 2009	By:	/s/ Jeffrey J. Raymond
Name: Jeffrey J. Raymond
Title: Chief Executive Officer

ACCOUNTABILITIES, INC.

Date: February 17, 2009	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer