Form 10-Q
period 2009-03-31
AccountAbilities, Inc.
filed 2009-05-15
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐	Non - accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of April 24, 2009 was 23,677,018.

ACCOUNTABILITIES, INC.

ACCOUNTABILITIES, INC.
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$31,000	$69,000
Accounts receivable – less allowance for doubtful accounts of $515,000 and $445,000, respectively	913,000	1,362,000
Due from financial institution	271,000	202,000
Unbilled receivables	422,000	671,000
Prepaid expenses	243,000	326,000
Due from related party	40,000	51,000
Total current assets	1,920,000	2,681,000

Property and equipment, net	286,000	340,000
Other assets	9,000	10,000
Intangible assets, net	1,189,000	1,426,000
Goodwill	3,332,000	3,332,000
Total assets	$6,736,000	$7,789,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,566,000	$1,431,000
Accrued wages and related obligations	1,417,000	2,019,000
Current portion of long-term debt	413,000	420,000
Current portion of related party long-term debt	947,000	946,000
Acquisition related contingent liability	109,000	193,000
Due to related party	243,000	61,000
Total current liabilities	4,695,000	5,070,000

Long term debt, net of current portion	248,000	307,000
Related party long-term debt, net of current portion	936,000	1,144,000
Total liabilities	5,879,000	6,521,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,703,000 and 23,792,000 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	2,000	2,000
Additional paid-in capital	3,318,000	3,236,000
Accumulated deficit	(2,463,000)	(1,970,000)
Total stockholders’ equity	857,000	1,268,000

Total liabilities and stockholders’ equity	$6,736,000	$7,789,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Revenue	$13,376,000	$15,743,000	$30,727,000	$33,891,000

Direct cost of services	11,470,000	13,304,000	26,128,000	28,391,000

Gross profit	1,906,000	2,439,000	4,599,000	5,500,000

Selling, general and administrative expenses *	2,207,000	2,747,000	4,627,000	5,346,000
Depreciation and amortization	103,000	118,000	215,000	225,000

Loss from operations	(404,000)	(426,000)	(243,000)	(71,000)

Interest expense	107,000	229,000	250,000	543,000
Loss on goodwill impairment	-	148,000	-	148,000
Net loss on debt extinguishments	-	100,000	-	100,000

Net loss	$(511,000)	$(903,000)	$(493,000)	$(862,000)

Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)	$(0.02)	$(0.05)

Weighted average shares outstanding:
Basic	22,445,000	18,983,000	22,297,000	17,934,000
Diluted	22,445,000	18,983,000	22,297,000	17,934,000

* Includes $41,000 and $82,000 for the three and six months ended March 31, 2009, respectively, and $198,000 and $209,000 for the three and six months ended March 31, 2008, respectively, in non-cash charges for stock based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity
(unaudited)

Six Months Ended
March 31, 2009

Common Stock – Shares:
Balance at beginning of period	23,792,000
Forfeitures of restricted stock awards	(89,000)
Balance at end of period	23,703,000

Common Stock – Par Value:
Balance at beginning of period	$2,000
-
Balance at end of period	$2,000

Additional Paid-In Capital:
Balance at beginning of period	$3,236,000
Stock-based compensation relating to restricted common stock	82,000
Balance at end of period	$3,318,000

Accumulated Deficit:
Balance at beginning of period	$(1,970,000)
Net loss	(493,000)
Balance at end of period	$(2,463,000)

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(493,000)	$(862,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	215,000	225,000
Stock-based compensation	82,000	209,000
Bad debt expense	76,000	159,000
Loss on goodwill impairment	-	148,000
Net loss on debt extinguishments	-	100,000
Amortization of discount on long-term debt	-	18,000
Changes in operating assets and liabilities:
Trade accounts receivable	622,000	(100,000)
Due from financial institution	(69,000)	106,000
Prepaid expenses	83,000	(10,000)
Due to/from related party	193,000	(94,000)
Other assets	1,000	26,000
Accounts payable and accrued liabilities	(467,000)	464,000
Net cash provided by operating activities	243,000	389,000

Cash flows from investing activities:
Purchase of property and equipment	(8,000)	(244,000)
Net cash used in investing activities	(8,000)	(244,000)

Cash flows from financing activities:
Principal payments on long-term debt	(66,000)	(137,000)
Proceeds from issuance of long-term debt – related parties	-	27,000
Principal payments on long-term debt – related parties	(207,000)	(387,000)
Payments on contingent acquisition related liability	-	(62,000)
Proceeds from issuance of common stock	-	310,000
Net cash used in financing activities	(273,000)	(249,000)

Change in cash	(38,000)	(104,000)

Cash at beginning of period	69,000	137,000

Cash at end of period	$31,000	$33,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.           Description of the Company and its Business

Nature of Operations

Accountabilities, Inc. (the “Company”) is a national provider of temporary commercial staffing in areas such as light industrial and administrative support.  Light industrial support includes assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  The Company conducts all of its business in the United States through the operation of 13 staffing and recruiting offices.

In April 2009, the Company discontinued its CPA Partner on Premise Program service offering through which it had provided staffing and recruiting services for the placement of finance and accounting personnel through sales and marketing agreements with ten public accounting firms.  The Company has also ceased promoting the provision of finance and accounting services through its Direct Professional Services offering and is currently in discussions with a third party, controlled by certain officers of the Company, to assume this business.

2.           Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended March 31, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008, which are included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. Certain reclassifications have been made to the accompanying balance sheets to conform to the current period’s presentation.

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

3.           Net Loss per Share

The Company presents both basic and diluted loss per share amounts (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  This pronouncement establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares.  Basic and diluted EPS are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.   The weighted average number of common shares outstanding does not include the anti-dilutive effect of approximately 688,000 common stock equivalent shares for the three and six months ended March 31, 2009, and 1,355,000 common stock equivalent shares for the three and six months ended March 31, 2008, representing warrants, convertible debt and non-vested shares.

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

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005, the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”) in exchange for an earnout consisting of a) 2% of revenue for the first twelve months, b) 1% of revenue for the second twelve months, and c) 1% of revenue for the third twelve months (“Stratus Earnout”). All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition. Because the purchase price included only the Stratus Earnout which was based upon future revenues, the total fair value of the acquired assets was greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition in accordance with SFAS No. 141.  Through November 28, 2008, $485,000 had been paid relating to the Stratus Earnout.

In December, 2008 the Company received an assessment from the California Employment Development Department (“EDD”) as disclosed in Note 11.  Due to indemnification clauses in the asset purchase agreement entered into for the Stratus Acquisition, the ultimate timing and resolution of the “Acquisition related contingent liability” was dependent on the resolution of the assessment from the EDD.   On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.  The Company has calculated the amount owed for the earnout as of the end of the earnout period, November 28, 2008, to be $109,000.  As of November 28, 2008, the estimated liability of $193,000 exceeded the amount of contingent consideration, and the $84,000 reduction of the liability was recorded as a reduction in the value of the acquired intangible assets on the accompanying balance sheets in accordance with SFAS No. 141.  This liability has been reclassified as a current liability together with the corresponding amount from September 30, 2008 for comparative purposes.

5.           Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of March 31, 2009			As of September 30, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$1,923,000	$(759,000)	$1,164,000	$2,007,000	$(625,000)	$1,382,000
Non-competition agreements (3 years)	111,000	(86,000)	25,000	111,000	(67,000)	44,000
Total	$2,034,000	$(845,000)	$1,189,000	$2,118,000	$(692,000)	$1,426,000

Goodwill (indefinite life)	$3,332,000		$3,332,000	$3,332,000		$3,332,000

As described in Note 4, the Company recorded an adjustment to the value assigned to the customer lists and relationships acquired in the Stratus Acquisition at the end of the earnout period for $84,000.  Amortization is being reflected prospectively as a change in estimate as of the end of the earnout period, November 28, 2008.

The Company recorded amortization expense for the six months ended March 31, 2009 and 2008 of $153,000 and $177,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining six months of fiscal 2009 is $143,000 and for the fiscal years ending September 30, 2010, 2011, 2012, 2013 and 2014 is $270,000, $259,000, $259,000, $189,000 and $69,000, respectively.

6.           Due to Related Party

During the second quarter of fiscal 2009, a related party, which is a holder of approximately 43% of the Company’s outstanding shares, advanced the Company $212,000, interest-free, to help finance its operations, all of which remains outstanding as of March 31, 2009.

7.           Long-Term Debt

Long-term debt at March 31, 2009 and September 30, 2008 is summarized as follows:

	March 31,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	407,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	10,000	38,000
Long term capitalized lease obligation (xii)	12,000	21,000
Other debt	50,000	50,000
Total	661,000	727,000
Less current maturities	413,000	420,000
Non-current portion	248,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	3,000	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	65,000
6% unsecured note (ix)	100,000	100,000
6% unsecured note (x)	1,521,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,883,000	2,090,000
Less current maturities	947,000	946,000
Non-current portion	936,000	1,144,000

Total long-term debt	2,544,000	2,817,000
Less current maturities	1,360,000	1,366,000
Total non-current portion	$1,184,000	$1,451,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition four notes were issued.

(i)
A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note had an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and imposed a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 16.25%.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

(ii)
A $675,000 convertible subordinated note was issued March 31, 2006, and is due March 31, 2012.  The note bears interest at an annual rate of 3%, and is convertible in part or in whole into common shares at any time at the option of the holder at the specified price of $1.50 per share.  The note is secured by office equipment and other fixed assets.

(iii)
An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 18% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

(iv)
A $150,000 unsecured demand note was issued March 31, 2006, to a principal shareholder of the Company as a finders fee in consideration for sourcing and completing the US Temp Acquisition.  The note bore an annual interest rate of 8%. On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

On March 31, 2006, in connection with the US Temp Acquisition, the Company entered into three long term consulting obligations which require the Company to pay fixed recurring amounts but which do not require the other party to provide any minimum level of services.  Consequently, the agreements have been treated as debt obligations in the accompanying financial statements and capitalized, net of interest imputed at a rate of 8.75% per year.  The imputed interest was determined by reference to terms associated with credit available to the Company at that time.  All three agreements expired on March 31, 2009.

(v)
Two of the agreements were entered into with the principals of US Temp and each requires annual payments of $60,000 in the first two years and $30,000 in the final year, payable in fixed weekly amounts.  These two agreements in total were initially recognized at a fair value of $292,000 using a discount rate of 8.75%.

(vi)
The third agreement was entered into with a major shareholder of the Company and requires annual payments of $30,000 in each of three years, payable in fixed weekly amounts.  The agreement was initially recorded at a fair value of $84,000 using an interest rate of 5%.

18% Unsecured Convertible Note

(vii)
A $100,000 unsecured convertible note and 600,000 shares of restricted common stock were issued on January 31, 2008, to a shareholder and director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was due October 31, 2008, and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

Demand Loans

(viii)
Demand Loans consist of amounts due to two separate shareholders of the company.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes remain outstanding.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of common stock as partial consideration and who also became an employee of the Company.  The note described in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.  The debt described in (xi) below was issued to a separate major shareholder of the Company.

(ix)
In February 2008, a $100,000 unsecured note was issued.  The note was due March 5, 2009, and bore an annual interest rate of 6%.  The note will be subject to an interest rate of 18% beginning in April, 2009, due to the failure to pay the principal at its maturity date.

(x)
In February 2008, a $1,700,000 unsecured note was issued.  The note bears an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.  The Company is currently in discussions with the note holder to review the net income calculation for the year ended December 31, 2008, and potentially favorably restructure both the amount and terms of the note.

(xi)
In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, bearing annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

Other Debt

(xii)
In November, 2007, the Company entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 is payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (vi), (vii), (viii), (ix), (x), and (xi) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of the Company’s business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements in order to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, it will continue to seek other sources of funding including the issuance of related party debt.

8.           Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of March 31, 2009, grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of March 31, 2009, and the changes during the six months ended March 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2008	1,624,000	$0.31
Vested	(567,000)	$0.31
Forfeited	(69,000)	$0.25
Nonvested at March 31, 2009	988,000	$0.31

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  For the six months ended March 31, 2009 and 2008, compensation expense relating to restricted stock awards was $82,000 and $92,000, respectively.   As of March 31, 2009, there was $265,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 2.3 years.  The total fair value of the shares that vested during the three months ended March 31, 2009, was $68,000.

In March 2008, the Company issued 400,000 shares of common stock to a related party in exchange for the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.  The shares had a fair value of $108,000 on the date of issuance.  The difference between the fair value of the shares issued and the consideration received was recorded as stock-based compensation expense of $26,000.

During the second quarter of fiscal 2008, the Company issued 1,108,000 shares of restricted common stock to certain employees and directors at a price of $0.20 per share. The shares had a fair value of $312,000 on the date of issuance.  The difference between the fair value of the shares issued and the cash received from the employees and directors was recorded as stock-based compensation expense of $91,000.

9.           Stockholders’ Equity

As of the Date of Inception (June 9, 2005), a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued businesses of certain wholly owned subsidiaries (the “Humana Businesses”), and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007, approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities. During the first two quarters of fiscal 2009 and during fiscal 2008, no additional shares were issued relating to the Humana Businesses.  As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of March 31, 2009 and September 30, 2008, the total remaining amount of these liabilities outstanding was $700,000 relating to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

10.           Supplemental Disclosure of Cash Flow Information

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2009	2008

Cash paid for interest	$229,000	$444,000
Non-cash investing and financing activities:
ReStaff Acquisition purchase price adjustment and debt reduction	-	1,398,000
Debt converted to restricted common stock at fair value	-	622,000
Stock based compensation	82,000	209,000
Capital lease obligation for computer equipment	-	33,000
Issuance of shares for related-party outstanding invoices	-	26,000

11.           Commitments and contingencies

Unremitted Payroll Taxes Related to Humana Businesses

The subsidiary conducting employee leasing and benefits processing services, which was part of the discontinued Humana Businesses has received assessments for unremitted payroll taxes for calendar year 2004 from the IRS and certain state taxing authorities totaling approximately $700,000.  This amount is included in Accounts payable and accrued liabilities in the accompanying financial statements and represents the amount management believes will ultimately be payable for this liability based upon its knowledge of events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Legal Proceedings

In 2005, the Company acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the successor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on current wages, which may be reduced upon audit.  In December 2008, the State of Connecticut concluded that the Company was a successor employer to Nucon.  On January 22, 2009, the Company appealed the decision and filed a detailed brief in support of its position.  The Company believes the decision should be reversed because it believes (1) the decision is based on false, inaccurate and concluding statements, (2) the Administrator of the Department of Labor failed to meet his burden of producing sufficient information to enable him to determine whether there was successor liability and (3) neither the facts nor the law support a finding that the Company acquired substantially all of Nucon’s assets, organization, trade or business.  To date, the Board of Review of the State of Connecticut has not issued a decision.

In December 2008, the Company received an assessment from the California Employment Development Department (“EDD”) stating that it had determined the Company to be a successor to Stratus Services Group, Inc. (“Stratus”) as a result of having purchased the offices in the Stratus Acquisition described in Note 4.  The total amount of the assessment was $566,000, which consisted solely of penalties of $220,000 and interest of $346,000 and represented the entire amount of the liability owed by Stratus.  Other entities who also acquired offices from Stratus received a like assessment for the total amount of the liability owed by Stratus.  On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.

Receivable Sale Agreement

In connection with the Company’s receivable sale agreement dated March 1, 2007 with a financial institution, the Company has failed to make timely payments on its overadvance of $500,000, as well as certain other debt obligations to third parties, which may constitute a default under the receivable sale agreement.  In addition, while no such advice or notification has been provided, the Company’s current negative working capital position and limited access to additional financing could cause the financial institution to deem themselves to be insecure.  As a consequence, the financial institution may deem itself to be entitled to exercise its right to either declare immediately due and payable, and to charge back, all indebtedness including outstanding purchased accounts, and all other fees costs and expenses, or to withhold payment on all sold receivables up to an amount equaling the sum of outstanding purchased accounts, plus discounts and fees owed, and the overadvance, as well as increase the discount rate to 18% while the Company is in default.  Should this occur, there could be a severe adverse impact on the Company’s ability to generate working capital and consequently to operate its business going forward, if the Company would then be unable to secure new financing with acceptable terms in an appropriate timeframe .  The Company is currently in discussions with the financial institution to seek a waiver of any default and to favorably restructure the amount and terms of the overadvance, including but not limited to, its repayment.  In addition, the Company is in discussions with its largest shareholder, which owns approximately 43% of the Company’s outstanding common shares and which is also the entity through which the Company obtains its leased employees, to provide additional sources of funds.  If necessary the Company will also continue to seek other sources of funding should a favorable restructuring agreement with the financial institution appear unlikely.  Although there can be no assurances that a favorable restructuring will be obtained or additional sources of funding will be secured, management believes that the Company’s projected cash flows from operations in combination with the above restructuring and financing efforts will result in sufficient cash availability to support its operations for the coming twelve months.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our report on Form 10-K for the fiscal year ended September 30, 2008, and our reports filed with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Accountabilities,” the “Company,” “we,” “us,” and “our” refer to Accountabilities, Inc. and its subsidiaries.

Overview

Description of the Company

We are a provider of temporary staffing services, with a focus on light industrial services and administrative support.  We provide our services to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial services include assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  These service offerings have grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc. and ReStaff Services, Inc. as explained in more detail elsewhere in this document.  Through March 31, 2009, these service offerings have historically constituted approximately 80% of our revenues.

In addition to our light industrial and clerical service offerings, we historically have provided professional niche consulting and staffing services in areas such as accounting and finance, engineering, biotechnology and biopharmaceuticals.  In April 2009, we discontinued our CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through ten public accounting firms.  Also in April 2009, we ceased promoting our finance and accounting services through our Direct Professional Services offering and are currently in discussions with a third party, controlled by our certain officers, to assume this business.  We cannot currently estimate the costs to exit these service offerings or any anticipated gain or loss on sale, should a sale occur.  During the six month periods ended March 31, 2009 and 2008, our total accounting and finance service offerings generated revenue of approximately $1,137,000 and $2,348,000, respectively, and losses from operations of approximately ($371,000) and ($347,000), respectively.  During the fiscal year ended September 30, 2008, these service offerings generated revenue of approximately $4,056,000 and losses from operations of approximately ($539,000).  The Company reached its conclusion to exit these service offerings after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses.

The following are additional material trends that are creating opportunities and risks to our business, and a discussion of how management is responding.

▪
The economic uncertainties in which we currently operate make it challenging for us to predict the near-term future.  If the U.S. recession continues for an extended period, it would likely have a significant adverse impact on our clients and our business.  The effects of the recession have resulted in a deterioration of employment markets and temporary staffing.  We expect to continue to focus on our strategic plan; however, until we witness sustained temporary staffing job creation and signs of a strengthening economy, we will continue to take decisive actions to minimize short-term risks.

▪
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of March 31, 2009 we had negative working capital of ($2,775,000), for which the component constituting the current portion of long-term debt was $1,360,000.  Total outstanding debt as of March 31, 2009 was $2,544,000, $764,000 of which is past due or due upon demand, and $1,521,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaged in several activities, as explained further in the “Working Capital” section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

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

▪
As a result of becoming a fully reporting public company, we will experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission and the OTC Bulletin Board .  To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, and fees for independent directors.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

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

As mentioned above, management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance our current service offering.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit.

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the U.S. Securities and Exchange Commission.  As a result of the dispositions of all operations associated with the discontinued businesses of certain wholly-owned subsidiaries (the “Humana Businesses”), and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity beginning with June 9, 2005 (the “Date of Inception”) have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded, in order to reflect this reorganization of the Company.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities. We evaluate the probable resolution of tax positions based on the technical merits, that the position will be sustained upon examination, presuming that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

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

Recent Accounting Pronouncements

In June, 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.  Early application is not permitted.  We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  EITF 07-05 is effective as of the beginning of our 2010 fiscal year.  We do not expect the adoption of EITF 07-05 to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). This standard significantly changes the accounting and reporting of business combinations in consolidated financial statements.  Among other things, SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed at the acquisition date and requires the expensing of most transaction and restructuring costs.  The standard is effective for us beginning October 1, 2009, and is applicable only to transactions occurring after the effective date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We have adopted this statement for financial assets and liabilities effective October 1, 2008 and the adoption had no impact on our financial position, results of operations and cash flows.  We will adopt this statement for non-financial assets and liabilities effective October 1, 2009, although we do not expect there will be a material impact from adoption of this standard on our consolidated financial statements, although we may need to include additional disclosures in the financial statement footnotes.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenue

For the three months ended March 31, 2009, revenue decreased $2,367,000, or 15%, to $13,376,000, as compared to $15,743,000 in the same period of the prior year.  This decrease in revenue was primarily attributable to a decrease in revenue of $1,043,000 from the business acquired in the US Temps Acquisition, a decrease in revenue of $512,000 from the CPA Partner on Premise Program, a decrease in revenue of $1,087,000 from the business acquired in the Stratus Acquisition and a decline of $854,000 associated with a single office in Connecticut which focuses on the provision of temporary engineers.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers in our light industrial and engineering service offerings that were not fully offset by the acquisition of new accounts or existing account increases as well as significant declines industry wide in demand for temporary finance and accounting personnel.   The revenue decreases were partially offset by increased revenue of $289,000 provided by the business acquired in the ReStaff Acquisition and revenue of $800,000 from new commercial offices in California and Virginia.

Direct cost of services

For the three months ended March 31, 2009, direct cost of services decreased by $1,834,000 or 14% to $11,470,000, as compared to $13,304,000 in the same period of the prior year.  The decrease is consistent with the decline in revenue during the period.

Gross profit

For the three months ended March 31, 2009, gross profit decreased $533,000, or 22%, to $1,906,000, as compared to $2,439,000 in the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended March 31, 2009, decreased to 14.2% as compared to 15.5% in the same period in the prior year, primarily as a result of weakening demand for temporary services industry wide, coupled with greater competition for existing customer accounts without the ability to offset these pricing decreases with lower labor costs in a sufficiently timely manner.

Selling, general and administrative expenses

For the three months ended March 31, 2009, selling, general and administrative expenses decreased $540,000, or 20%, to $2,207,000, as compared to $2,747,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $41,000 for the three months ended March 31, 2009, as compared with $198,000 in the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses were 16.5% for the three months ended March 31, 2009, compared to 17.4% during the same period in the prior year.  This decrease reflects the combination of lower commissions incurred to CPA firms resulting from the decrease in revenues of the CPA Partner on Premise Program and the impact of management aggressively managing expenses and successfully seeking efficiencies in operating offices and corporate functions.

Depreciation and amortization

For the three months ended March 31, 2009, depreciation and amortization decreased $15,000, or 13%, to $103,000, as compared to $118,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on intangible assets as a result of the final valuation on February 26, 2008, of the intangible assets acquired in the ReStaff Acquisition and the reduction recorded on November 28, 2008, in the value of the intangible assets acquired in the Stratus Acquisition.

Loss from operations

As a result of the above, loss from operations was ($404,000) for the three months ended March 31, 2009 versus a loss from operations of ($426,000) for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended March 31, 2009 was $107,000, as compared to $229,000 during the same period in the prior year, representing a decrease of 53%.
The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2008 through restructuring outstanding debt, conversion of debt to restricted shares of common stock and repayments of principal.  In addition, the reduction in the federal prime lending rate from the same period of the prior year, resulted in lowered interest expense on our sold outstanding accounts receivable.

Net loss

The factors described above resulted in net loss for the three months ended March 31, 2009, of ($511,000), as compared to ($903,000) during the same period of the prior year.

Six months ended March 31, 2009 compared to six months ended March 31, 2008

Revenues

For the six months ended March 31, 2009, revenue decreased $3,164,000, or 9%, to $30,727,000, as compared to $33,891,000 in the same period of the prior year. This decrease in revenue is primarily attributable to a decrease in revenue of $2,383,000 from the business acquired in the US Temps Acquisition, a decrease in revenue of $1,195,000 from the CPA Partner on Premise Program, a decrease in revenue of $1,208,000 from the business acquired in the Stratus Acquisition, and a decline of $868,000 associated with a single office in Connecticut which focuses on the provision of temporary engineers.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers in our light industrial and engineering service offerings that were not fully offset by the acquisition of new accounts or existing account increases as well as significant declines industry wide in demand for temporary finance and accounting personnel  The revenue decreases were partially offset by increased revenue of $1,028,000 provided by the business acquired in the ReStaff Acquisition and revenue of $1,473,000 from new commercial offices in California and Virginia.

Direct cost of services

For the six months ended March 31, 2009, direct cost of services decreased $2,263,000, or 8%, to $26,128,000, as compared to $28,391,000 in the same period of the prior year. The decrease is consistent with the decline in revenue during the period.

Gross profit

For the six months ended March 31, 2009, gross profit decreased $901,000, or 16%, to $4,599,000, as compared to $5,500,000 in the same period in the prior year.  As a percentage of revenue, gross profit for the six months ended March 31, 2009, decreased to 15.0% as compared to 16.2% in the same period in the prior year, primarily as a result of weakening demand for temporary services industry wide, coupled with greater competition for existing customer accounts without the ability to offset these pricing decreases with lower labor costs in a sufficiently timely manner.

Selling, general and administrative expenses

For the six months ended March 31, 2009, selling, general and administrative expenses decreased $719,000, or 13%, to $4,627,000, as compared to $5,346,000 in the same period in the prior year.  Selling, general and administrative expenses reflect stock-based compensation expense of $82,000 for the six months ended March 31, 2009, as compared with $209,000 in the same period in the prior year.  As a percentage of revenue, selling, general and administrative expenses were lower at 15.1% for the six months ended March 31, 2009, compared to 15.8% during the same period in the prior year.  This decrease reflects the combination of lower commissions incurred to CPA firms resulting from the decrease in revenues of the CPA Partner on Premise Program, and the impact of management aggressively managing expenses and successfully seeking efficiencies in operating offices and corporate functions.

Depreciation and amortization

For the six months ended March 31, 2009, depreciation and amortization decreased $10,000, or 4%, to $215,000, as compared to $225,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on intangible assets as a result of the final valuation on February 26, 2008, of the intangible assets acquired in the ReStaff Acquisition and the reduction recorded on November 28, 2008, in the value of the intangible assets acquired in the Stratus Acquisition.

Loss from operations

As a result of the above, the loss from operations was ($243,000) for the six months ended March 31, 2009 versus loss from operations of ($71,000) for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for the six months ended March 31, 2009 was $250,000, as compared to $543,000 during the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2008 through restructuring outstanding debt, conversion of debt to restricted common stock and repayments of principal.  In addition, the reduction in the federal prime lending rate from the same period of the prior year resulted in lowered interest expense on our sold outstanding accounts receivable.

Net loss

The factors described above resulted in a net loss for the six months ended March 31, 2009 of ($493,000), as compared to a net loss of ($862,000) during the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, selling our trade receivables prior to collection, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions.  In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.

At March 31, 2009, cash was $31,000, a decrease of $38,000 from $69,000 as of September 30, 2008.

Net cash provided by operating activities during the six months ended March 31, 2009, decreased ($146,000) to $243,000, from $389,000 during the same period of the prior year.  This was primarily due to a reduction in outstanding accounts payable and accrued liabilities of ($931,000), offset by a decrease in trade accounts receivable of $722,000, as well as a variety of other normal operating fluctuations in other operating assets and liabilities.

Net cash used in investing activities during the six months ended March 31, 2009, decreased ($236,000) to ($8,000) from ($244,000) during the same period of the prior year, which reflects expenditures associated with the relocation of our corporate headquarters and additional purchases of computer equipment in the second quarter of the prior year.

Net cash used in financing activities during the six months ended March 31, 2009, increased $24,000 to ($273,000) from ($249,000) during the same period of the prior year, primarily as a result of debt repayments that were offset by sales of our restricted common stock during the second quarter of the prior year.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of March 31, 2009 we had negative working capital of ($2,775,000), for which the component constituting the current portion of long-term debt was $1,360,000.  Within the current portion of long-term debt $764,000 is past due or due upon demand as explained further below.  Total outstanding debt as of March 31, 2009 was $2,544,000.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of having become a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Management is engaging in the following activities to effectively address key risks and provide sufficient cash flow and working capital:

a)
In October 2008, we extended the terms of three forbearance agreements with respect to $286,000 of the $764,000 past due or due upon demand debt.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2009.

b)	In the second fiscal quarter of 2009, we received advances totaling $212,000 from a major shareholder.

c)
In connection with our receivable sale agreement dated March 1, 2007 with a financial institution, we have failed to make timely payments on our overadvance of $500,000, as well as certain other debt obligations to other third parties, which may constitute a default under the receivable sale agreement.  In addition, while no such advice or notification has been provided, our current negative working capital position and limited access to additional financing could cause the financial institution to deem themselves to be insecure.  As a consequence, the financial institution may deem itself to be entitled to exercise its right to either declare immediately due and payable, and to charge back, all indebtedness including outstanding purchased accounts, and all other fees costs and expenses, or to withhold payment on all sold receivables up to an amount equaling the sum of outstanding purchased accounts, plus discounts and fees owed, and the overadvance, as well as increase the discount rate to 18% while we are in default.  Should this occur, there could be a severe adverse impact on our ability to generate working capital and consequently to operate our business going forward, if we would then be unable to secure new financing with acceptable terms in an appropriate timeframe .  We are currently in discussions with the financial institution to seek a waiver of any default and to favorably restructure the amount and terms of the overadvance, including but not limited to, its repayment.  In addition, we are in discussions with our largest shareholder, which owns approximately 43% of our outstanding common shares and which is also the entity through which we obtain our leased employees, to provide additional sources of funds.  If necessary we will also continue to seek other sources of funding should a favorable restructuring agreement with the financial institution appear unlikely.  Although there can be no assurances that a favorable restructuring will be obtained or additional sources of funding will be secured, we believe that our projected cash flows from operations in combination with the above restructuring and financing efforts will result in sufficient cash availability to support our operations for the coming twelve months.

d)
We are currently in discussion with the holder of the $1,700,000 note disclosed in Note 7 (x) to our financial statements to review the net income calculation performed by management for the year ended December 31, 2008, and potentially favorably restructure both the amount and terms of the note.

e)
In April 2009, we discontinued our CPA Partner on Premise strategy and are in discussions with a third party controlled by certain officers, to assume the finance and accounting services that were provided through our Direct Professional Services offering.  During the six months ended March 31, 2009 and 2008, these service offerings generated losses from operations of approximately ($371,000) and ($347,000), respectively.

f)
We are aggressively managing cash and expenses, including the increased costs of being a reporting company, with activities such as seeking additional efficiencies in our operating offices and corporate functions including headcount reductions, if appropriate, improving our accounts receivable collection efforts, obtaining more favorable vendor terms, and using our finance and accounting consultants when available to aid in the necessary obligations associated with being a reporting company.

The working capital deficit of ($2,775,000) as of March 31, 2009, represents an increase in the deficit of $386,000 as compared to a working capital deficit of ($2,389,000) as of September 30, 2008.

Our revenue depends primarily on billable labor hours, and most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 has been received, which is secured by outstanding receivables, and is to be repaid in weekly payments of $7,500.  As of March 31, 2009, the amount of sold receivables outstanding was $4,121,000, which includes $206,595 of the overadvance.

Debt

Long-term debt at March 31, 2009 and September 30, 2008 is summarized as follows:

	March 31,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	407,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	10,000	38,000
Long term capitalized lease obligation (xii)	12,000	21,000
Other debt	50,000	50,000
Total	661,000	727,000
Less current maturities	413,000	420,000
Non-current portion	248,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	3,000	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	65,000
6% unsecured note (ix)	100,000	100,000
6% unsecured note (x)	1,521,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,883,000	2,090,000
Less current maturities	947,000	946,000
Non-current portion	936,000	1,144,000

Total long-term debt	2,544,000	2,817,000
Less current maturities	1,360,000	1,366,000
Total non-current portion	$1,184,000	$1,451,000

For further explanations of (i) through (xii) above please see Note 7 to our financial statements beginning on page 3 of this report on Form 10-Q.

Sales of Common Stock

None during the three months ended March 31, 2009.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Our receivable sale agreement is subject to variable rate interest, which could be adversely affected by an increase in interest rates.  As of September 30, 2008, outstanding uncollected receivables sold were $5,106,000.  Our weighted average outstanding uncollected receivables sold for the year ending September 30, 2008, was $5,504,000.  Management estimates that had the average interest rate increased by two percentage points during the year ending September 30, 2008, interest expense would have increased by approximately $110,000.

We believe that our business operations are not exposed to market risk relating to foreign currency exchange risk or commodity price risk.

Item 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

Part II -   Other Information

Item 1.    Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our report on Form 10-K for the fiscal year ended September 30, 2008.

In December 2008, we received an assessment from the California Employment Development Department (“EDD”) stating that it had determined the Company to be a successor to Stratus Services Group, Inc. (“Stratus”) as a result of having purchased the offices from Stratus in November 2005.  The total amount of the assessment was $566,000, which consisted solely of penalties of $220,000 and interest of $346,000 and represented the entire amount of the liability owed by Stratus.  Other entities who also acquired offices from Stratus received a like assessment for the total amount of the liability owed by Stratus.  On March 11, 2009, we received a notification from the EDD that we were granted full relief from this assessment.

In 2005, we acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, we were notified by the State of Connecticut that the Company may be considered the successor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than ours at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on current wages, which may be reduced upon audit.  In December 2008, the State of Connecticut concluded we were a successor employer to Nucon.  On January 22, 2009, we appealed the decision and filed a detailed brief in support of our position.  We believe the decision should be reversed because we believe (1) the decision is based on false, inaccurate and concluding statements, (2) the Administrator of the Department of Labor failed to meet his burden of producing sufficient information to enable him to determine whether there was successor liability and (3) neither the facts nor the law support a finding that we acquired substantially all of Nucon’s assets, organization, trade or business.  To date, the Board of Review of the State of Connecticut has not issued a decision.

Item 1A. -    Risk Factors

The Risk Factor presented below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.

In connection with the Company’s receivable sale agreement dated March 1, 2007, with a financial institution, the Company has failed to make timely payments on its overadvance of $500,000, as well as certain other debt obligations to other third parties, which may constitute a default under the receivable sale agreement.  In addition, while no such advice or notification has been provided, the Company’s current negative working capital position and limited access to additional financing could cause the financial institution to deem themselves to be insecure.  As a consequence, the financial institution may deem itself to be entitled to exercise its right to either declare immediately due and payable, and to charge back, all indebtedness including outstanding purchased accounts, and all other fees costs and expenses, or to withhold payment on all sold receivables up to an amount equaling the sum of outstanding purchased accounts, plus discounts and fees owed, and the overadvance, as well as increase the discount rate to 18% while the Company is in default.  Should this occur, there could be a severe adverse impact on the Company’s ability to generate working capital and consequently to operate its business going forward, if the Company would then be unable to secure new financing with acceptable terms in an appropriate timeframe .  The Company is currently in discussions with the financial institution to seek a waiver of any default and to favorably restructure the amount and terms of the overadvance, including but not limited to, its repayment.  In addition, the Company is in discussions with its largest shareholder, which owns approximately 43% of the Company’s outstanding common shares and which is also the entity through which the Company obtains its leased employees, to provide additional sources of funds.  If necessary the Company will also continue to seek other sources of funding should a favorable restructuring agreement with the financial institution appear unlikely.  Although there can be no assurances that a favorable restructuring will be obtained or additional sources of funding will be secured, management believes that the Company’s projected cash flows from operations in combination with the above restructuring and financing efforts will result in sufficient cash availability to support its operations for the coming twelve months.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None during the three months ended March 31, 2009.

Item 3.    Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $175,000, $80,000, $150,000, $100,000, and $100,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  The holders of the $175,000, $80,000 and $150,000 notes have extended the terms of their forbearance agreements with us and have agreed to refrain from exercising their rights and remedies against us until October 31, 2009. We are also currently negotiating the terms of a debt restructuring with the holder of the other $100,000 note.  There remains another note in the amount of $100,000 for which we are currently in discussions with the holder concerning the terms of a possible forbearance agreement or restructuring.  As of March 31, 2009, the aggregate amount of payments due but not made under the notes was $485,000.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three months ended March 31, 2009.

Item 5.    Other Information

None

Item 6.    Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: May 15, 2009	By:	/s/ Jay H. Schecter
Name: Jay H. Schecter
Title: Chief Executive Officer

Date: May 15, 2009	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer