Form 10-Q
period 2009-06-30
AccountAbilities, Inc.
filed 2009-08-19
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, $.0001 par value, outstanding as of July 24, 2009 was 23,663,192.

ACCOUNTABILITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

ACCOUNTABILITIES, INC.
BALANCE SHEETS
	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$17,000	$69,000
Accounts receivable – less allowance for doubtful accounts of $579,000 and $445,000, respectively	1,057,000	1,362,000
Due from financial institution	237,000	202,000
Unbilled receivables	415,000	671,000
Prepaid expenses	205,000	326,000
Due from related party	40,000	51,000
Total current assets	1,971,000	2,681,000

Property and equipment, net	262,000	340,000
Other assets	10,000	10,000
Intangible assets, net	1,118,000	1,426,000
Goodwill	2,947,000	3,332,000
Total assets	$6,308,000	$7,789,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,473,000	$1,431,000
Accrued wages and related obligations	1,591,000	2,019,000
Current portion of long-term debt	430,000	420,000
Current portion of related party long-term debt	723,000	946,000
Acquisition related contingent liability	109,000	193,000
Due to related party	261,000	61,000
Total current liabilities	4,587,000	5,070,000

Long term debt, net of current portion	219,000	307,000
Related party long-term debt, net of current portion	680,000	1,144,000
Total liabilities	5,486,000	6,521,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,689,000 and 23,792,000 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	2,000	2,000
Additional paid-in capital	3,358,000	3,236,000
Accumulated deficit	(2,538,000)	(1,970,000)
Total stockholders’ equity	822,000	1,268,000

Total liabilities and stockholders’ equity	$6,308,000	$7,789,000

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$12,858,000	$15,180,000	$42,668,000	$46,958,000

Direct cost of services	11,192,000	13,159,000	37,002,000	40,577,000

Gross profit	1,666,000	2,021,000	5,666,000	6,381,000

Selling, general and administrative expenses *	1,631,000	1,757,000	5,598,000	5,822,000
Depreciation and amortization	99,000	116,000	314,000	341,000

(Loss) income from continuing operations	(64,000)	148,000	(246,000)	218,000

Interest expense	86,000	144,000	336,000	687,000
Loss on goodwill impairment	-	-	-	148,000
Net loss on debt extinguishments	-	-	-	100,000

Net (loss) income from continuing operations	(150,000)	4,000	(582,000)	(717,000)

Income (loss) from discontinued operations	75,000	1,000	14,000	(140,000)

Net (loss) income	$(75,000)	$5,000	$(568,000)	$(857,000)

Net (loss) income per share from continuing operations:
Basic	$(0.01)	$0.00	$(0.03)	$(0.03)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.03)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

Total net income (loss) per share:
Basic	$0.00	$0.00	$(0.03)	$(0.04)
Diluted	$0.00	$0.00	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	22,715,000	21,582,000	22,439,000	19,165,000
Diluted	22,715,000	22,045,000	22,439,000	19,165,000

* Includes $39,000 and $122,000 for the three and nine months ended June 30, 2009, respectively, and $41,000 and $250,000 for the three and nine months ended June 30, 2008, respectively, in non-cash charges for stock based compensation.

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity
(unaudited)

Nine Months Ended
June 30,
2009
Common stock – shares:
Balance at beginning of period	23,792,000
Forfeitures of restricted stock awards	(103,000)
Balance at end of period	23,689,000

Common stock – par value:
Balance at beginning of period	$2,000
-
Balance at end of period	$2,000

Additional paid-in capital:
Balance at beginning of period	$3,236,000
Stock-based compensation relating to restricted common stock	122,000
Balance at end of period	$3,358,000

Accumulated deficit:
Balance at beginning of period	$(1,970,000)
Net loss	(568,000)
Balance at end of period	$(2,538,000)

Total stockholders’ equity	$822,000

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(568,000)	$(857,000)
Less: net income (loss) from discontinued operations	14,000	(140,000)
Net loss from continuing operations	$(582,000)	$(717,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	314,000	341,000
Stock-based compensation	122,000	250,000
Bad debt expense	140,000	184,000
Loss on goodwill impairment	-	148,000
Net loss on debt extinguishments	-	100,000
Amortization of discount on long-term debt	-	18,000
Changes in operating assets and liabilities:
Trade accounts receivable	421,000	(83,000)
Due from financial institution	(52,000)	4,000
Prepaid expenses	121,000	(98,000)
Due to/from related party	211,000	(108,000)
Other assets	-	25,000
Accounts payable and accrued liabilities	(379,000)	504,000
Net cash provided by operating activities – continuing operations	316,000	568,000
Net cash provided by (used in) operating activities – discontinued operations	24,000	(280,000)
Net cash provided by operating activities	340,000	288,000

Cash flows from investing activities:
Purchase of property and equipment	(12,000)	(246,000)
Net cash used in investing activities – continuing operations	(12,000)	(246,000)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(12,000)	(246,000)

Cash flows from financing activities:
Principal payments on long-term debt	(78,000)	(173,000)
Proceeds from issuance of long-term debt – related parties	-	62,000
Principal payments on long-term debt – related parties	(302,000)	(452,000)
Payments on contingent acquisition related liability	-	(64,000)
Proceeds from issuance of common stock	-	537,000
Net cash used in financing activities – continuing operations	(380,000)	(90,000)
Net cash used in financing activities – discontinued operations	-	-
Net cash used in financing activities	(380,000)	(90,000)

Change in cash	(52,000)	(48,000)

Cash at beginning of period	69,000	137,000

Cash at end of period	$17,000	$89,000

See accompanying notes to financial statements.

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

In April 2009, the Company discontinued its CPA Partner on Premise Program service offering through which it had provided staffing and recruiting services for the placement of finance and accounting personnel through sales and marketing agreements with ten public accounting firms. As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.

Also during the second and third quarters of fiscal 2009 the Company restructured the operations of the accounting services offered directly by its Direct Professional Services offering to enhance total Company profitability through the elimination of non-profitable offices and reorganized leadership.

2.           Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and nine months ended June 30, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008, which are included in the Company’s Form 10-K as filed with the SEC on December 28, 2008. Certain reclassifications have been made to the accompanying balance sheets to conform to the current period’s presentation.

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

3.           Discontinued Operations

In April, 2009, the Company discontinued its CPA Partner on Premise Program service offering through which it had provided staffing and recruiting services for the placement of finance and accounting personnel through sales and marketing agreements with ten public accounting firms. The Company has reported the results of the CPA Partner on Premise Program as discontinued operations in the accompanying statements of operations. During the three months ended June 30, 2009, the Company settled net outstanding commissions payable of $204,000 due to CPA Partner on Premise clients for $121,000, resulting in a gain of $83,000.  This gain is included in income from discontinued operations in the accompanying statements of operations.  All prior period information has been reclassified to be consistent with the current period presentation.

The following amounts related to the CPA Partner on Premise Program were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Nine Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$23,000	$709,000	$940,000	$2,822,000

Direct cost of services	2,000	283,000	320,000	1,256,000

Gross profit	21,000	426,000	620,000	1,566,000

Selling, general and administrative expenses	29,000	425,000	689,000	1,706,000

(Loss) income from discontinued operations before gain on disposal of CPA Partner on Premise Program	(8,000)	1,000	(69,000)	(140,000)

Gain on disposal of CPA Partner on Premise Program	83,000	-	83,000	-

Income (loss) from discontinued operations	$75,000	$1,000	$14,000	$(140,000)

The following is a summary of the assets and liabilities of the discontinued operations of the CPA Partner on Premise Program which are included in current assets and current liabilities as of June 30, 2009 and September 30, 2008.

	June 30, 2009	September 30, 2008
Assets:
Due from financial institution	-	$17,000
Total assets:	-	$17,000

Liabilities:
Accounts payable and accrued liabilities	$121,000	$99,000
Accrued wages and related obligations	-	29,000
Total liabilities:	$121,000	$128,000

4.           Net Income (Loss) per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.”  SFAS 128 establishes standards for the computation, presentation and disclosure requirements for EPS for entities with publicly held common shares and potential common shares.  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period, calculated using the treasury-stock method for stock-based compensation subject to vesting.  Under the treasury-stock method, exercise proceeds include the amount of compensation costs for future services that the Company has not yet recognized.  Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Warrants for which the exercise or conversion price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net income (loss) per share for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net (loss) income from continuing operations	$(150,000)	$4,000	$(582,000)	$(717,000)
Income (loss) from discontinued operations	75,000	1,000	14,000	(140,000)
Net (loss) income	$(75,000)	$5,000	$(568,000)	$(857,000)

Basic:
Weighted average shares	22,715,000	21,582,000	22,439,000	19,165,000

Diluted:
Weighted average shares	22,715,000	21,582,000	22,439,000	19,165,000
Potentially dilutive shares	-	463,000	-	-
Total dilutive shares	22,715,000	22,045,000	22,439,000	19,165,000

Net (loss) income per share from continuing operations:
Basic	$(0.01)	$0.00	$(0.03)	$(0.03)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.03)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

Total net income (loss) per share:
Basic	$0.00	$0.00	$(0.03)	$(0.04)
Diluted	$0.00	$0.00	$(0.03)	$(0.04)

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 710,000 and 725,000  potential common shares for the three months ended June 30, 2009 and 2008, respectively, and approximately 710,000 and 844,000 potential common shares for the nine months ended June 30, 2009 and 2008, respectively.

5.           Acquisitions

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff”), for a total original purchase price of $4,710,000.  Per the terms of the asset purchase agreement and accompanying notes, outstanding debt issued by the Company as consideration for the purchase of ReStaff is subject to reduction if ReStaff’s net income for the year ending December 31, 2006 was less than $1,350,000, or if net income in subsequent years was less than $1,000,000.  On February 28, 2008, the Company completed an analysis of ReStaff’s results and consequently reduced the outstanding indebtedness to the former owner of Restaff by $1,398,000, through the exchange of two notes with outstanding principal balances totaling $3,090,000 and related accrued interest of $158,000, for two new notes totaling $1,800,000 and 250,000 shares of stock with a fair value of $50,000.  The two new notes, issued February 28, 2008, included a $1,700,000 note bearing an annual interest rate of 6% and payable in equal monthly installments of $39,925 through May 2012, and a $100,000 note due March 2009 and bearing an annual interest rate of 6%.

During the third fiscal quarter of 2009, the Company again recognized a reduction in the outstanding indebtedness to the former owner of Restaff as a consequence of the acquired operations generating less than $1,000,000 in net income in the calendar year 2008.  The total reduction in debt equaled $459,000.  As a result a new note dated March 1, 2009 was issued in the amount of $1,201,000 in exchange for the two notes issued February 28, 2008 with outstanding balances of $1,560,000 and $100,000.   The new note bears an annual interest rate of 6% and is payable in equal monthly installments of $36,540 through March 1, 2012.  The former owner of Restaff is currently disputing this reduction.  Consequently the Company has recognized an additional $75,000 in short term debt in recognition of these claims.

These debt reductions were considered an adjustment of the purchase price and were recorded as an adjustment to the goodwill acquired in the acquisition.

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

Stratus Services Group, Inc. Offices Acquisition

On November 28, 2005, the Company acquired the operations of three offices from Stratus Services Group, Inc. (“Stratus Acquisition”) in exchange for an earnout consisting of (a) 2% of revenue for the first twelve months, (b) 1% of revenue for the second twelve months, and (c) 1% of revenue for the third twelve months (“Stratus Earnout”). All results of operations of the acquired offices have been included in the accompanying Statements of Operations since the date of acquisition. Because the purchase price included only the Stratus Earnout which was based upon future revenues, the total fair value of the acquired assets was greater than the purchase price as of the day of the acquisition, which was zero as the Stratus Earnout had yet to be earned.  Consequently, the total fair value of the acquired assets of $678,000 was recorded as a liability (“Acquisition related contingent liability”) as of the day of the acquisition in accordance with SFAS No. 141.  As of November 28, 2008, $485,000 had been paid relating to the Stratus Earnout.

In December, 2008, the Company received an assessment from the California Employment Development Department (“EDD”) as discussed in Note 13.  Due to indemnification clauses in the asset purchase agreement entered into for the Stratus Acquisition, the ultimate timing and resolution of the “Acquisition related contingent liability” was dependent on the resolution of the assessment from the EDD.   On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.  The Company calculated the amount owed for the earnout as of the end of the earnout period, November 28, 2008, to be $109,000.  As of November 28, 2008, the estimated liability of $193,000 exceeded the amount of contingent consideration, and the $84,000 reduction of the liability was recorded as a reduction in the value of the acquired intangible assets on the accompanying balance sheets in accordance with SFAS No. 141.   This liability has been reclassified as a current liability together with the corresponding amount from September 30, 2008 for comparative purposes.

6.           Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of June 30, 2009			As of September 30, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$1,923,000	$(823,000)	$1,100,000	$2,007,000	$(625,000)	$1,382,000
Non-competition agreements (3 years)	111,000	(93,000)	18,000	111,000	(67,000)	44,000
Total	$2,034,000	$(916,000)	$1,118,000	$2,118,000	$(692,000)	$1,426,000

Goodwill (indefinite life)	$2,947,000		$2,947,000	$3,332,000		$3,332,000

As described in Note 5, the Company recorded an adjustment to the value assigned to the customer lists and relationships acquired in the Stratus Acquisition at the end of the earnout period of $84,000.  Amortization is being reflected prospectively as a change in estimate as of the end of the earnout period, which was November 28, 2008.

The Company recorded amortization expense for the nine months ended June 30, 2009 and 2008 of $225,000 and $256,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining three months of fiscal 2009 is $72,000 and for the fiscal years ending September 30, 2010, 2011, 2012, 2013 and 2014 is $270,000, $259,000, $259,000, $189,000 and $69,000, respectively.

The Company accounts for its goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  As discussed in Note 5 “Acquisitions”, the Company recorded an adjustment to the purchase price of the ReStaff Acquisition during the third quarter of fiscal 2009.  Goodwill balances and the adjustment made during the third quarter of fiscal 2009 are as follows:

Goodwill as of September 30, 2008	$3,332,000
ReStaff purchase price adjustment	(385,000)
Goodwill as of June 30, 2009	$2,947,000

7.           Due to Related Party

During the second quarter of fiscal 2009, a related party, which is a holder of approximately 43% of the Company’s outstanding shares, advanced the Company $212,000, interest-free, to help finance its operations, all of which remains outstanding as of June 30, 2009.

8.           Long-Term Debt

Long-term debt at June 30, 2009 and September 30, 2008 is summarized as follows:

	June 30,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	408,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	-	38,000
Long term capitalized lease obligation (xii)	9,000	21,000
Other debt	50,000	50,000
Total	649,000	727,000
Less current maturities	430,000	420,000
Non-current portion	219,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	-	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	131,000	65,000
6% unsecured note (ix)	-	100,000
6% unsecured note (x)	1,068,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,403,000	2,090,000
Less current maturities	723,000	946,000
Non-current portion	680,000	1,144,000

Total long-term debt	2,052,000	2,817,000
Less current maturities	1,153,000	1,366,000
Total non-current portion	$899,000	$1,451,000

US Temp Services, Inc. Acquisition Notes and Long Term Consulting Obligations

As partial consideration associated with the US Temp Acquisition the following four notes were issued.

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

On March 31, 2006, in connection with the US Temp Acquisition, the Company entered into three long term consulting obligations that require the Company to pay fixed recurring amounts but which do not require the other party to provide any minimum level of services.  Consequently, the agreements have been treated as debt obligations in the accompanying financial statements and capitalized, net of interest imputed at a rate of 8.75% per year.  The imputed interest was determined by reference to terms associated with credit available to the Company at that time.  All three agreements expired on March 31, 2009.

(v)           Two of the agreements were entered into with the principals of US Temp and each required annual payments of $60,000 in the first two years and $30,000 in the final year, payable in fixed weekly amounts.  These two agreements in total were initially recognized at a fair value of $292,000 using a discount rate of 8.75%.

(vi)           The third agreement was entered into with a major shareholder of the Company and required annual payments of $30,000 in each of three years, payable in fixed weekly amounts.  The agreement was initially recorded at a fair value of $84,000 using an interest rate of 5%.

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

Demand Loans

(viii)           Demand Loans consist of amounts due to three separate shareholders of the company.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

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

(ix)           In February 2008, a $100,000 unsecured note was issued.  The note was due March 5, 2009 and bore an annual interest rate of 6%.  During the third fiscal quarter of 2009, the debt incurred in the ReStaff Acquisition was reduced and restructured as described in Note 5.  This note was combined with the note described in (x) below during the restructuring completed in 2009.

(x)           In February 2008, a $1,700,000 unsecured note was issued.  The note bore an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above and in Note 5, the note was subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.  The Company has completed its analysis of the net income calculation for the year ended December 31, 2008.  As a result, the debt described above was reduced and restructured in accordance with the calculation as set forth in the note.  This restructuring involved the exchange of this note with an outstanding principal balance of $1,560,000 and the note described in (ix) above for a new note.  A $1,201,000 note was issued bearing an annual interest rate of 6%.  The note is due March 1, 2012 and is payable in equal monthly installments of $36,540.  This note is also subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, which bore annual interest of 9%, and provided for principal and interest to be payable in equal monthly installments of $2,885 over 104 months.  This note is no longer outstanding as of June 30, 2009.

Long term capitalized lease obligation

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

9.           Stock-Based Compensation

In September, 2007, the Board adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of June 30, 2009, grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of June 30, 2009, and the changes during the nine months ended June 30, 2009, is presented below:

	Number of Non Vested Award Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2008	1,624,000	$0.31
Vested	(567,000)	$0.31
Forfeited	(83,000)	$0.25
Nonvested at June 30, 2009	974,000	$0.31

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.

For the nine months ended June 30, 2009 and 2008, compensation expense relating to restricted stock awards was $122,000 and $133,000, respectively.   As of June 30, 2009, there was $222,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 2.1 years.  The total fair value of the shares that vested during the nine months ended June 30, 2009, was $68,000.

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

10.           Receivable Sale Agreement

In May 2009, the financial institution to which the Company sells its trade receivables agreed to extend the payment terms, and to increase the amount of funds available to the Company under the existing overadvance by an additional $292,950 up to a maximum of $500,000.  As of June 30, 2009, the total amount outstanding under the overadvance was $221,000.  All new advances will be subject to a fee of 2%.  As a condition to the additional overadvance, the Company’s largest shareholder has agreed to provide up to $250,000 in short-term cash advances to the Company.  The overadvance is repayable in $8,500 weekly payments with the balance, if any, due by May 28, 2010.

11.           Stockholders’ Equity

As of the Date of Inception (June 9, 2005), a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued businesses of certain wholly owned subsidiaries (the “Humana Businesses”), and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007, approximately 6,536,000 shares of common stock of the Company were issued in satisfaction of these liabilities. During the first three quarters of fiscal 2009 and during fiscal 2008, no additional shares were issued relating to the Humana Businesses.  As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of June 30, 2009 and September 30, 2008, the total remaining amount of these liabilities outstanding was $700,000 relating to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

12.           Supplemental Disclosure of Cash Flow Information

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2009	2008

Cash paid for interest	$307,000	$590,000
Non-cash investing and financing activities:
ReStaff Acquisition purchase price adjustment and debt reduction (goodwill)	385,000	1,398,000
Stock based compensation	122,000	250,000
Debt converted to restricted common stock at fair value	-	622,000
Capital lease obligation for computer equipment	-	33,000
Note receivable outstanding for restricted common stock issued	-	25,000
Issuance of shares for related-party outstanding invoices	-	26,000

13.           Commitments and Contingencies

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

Legal Proceedings

In 2005, the Company acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the successor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on current wages.  In December 2008, the State of Connecticut concluded that the Company was a successor employer to Nucon.  On January 22, 2009, the Company appealed the decision and filed a detailed brief in support of its position.  On June 30, 2009, the Company was notified that its appeal was sustained and the earlier decision that the Company is a successor to Nucon was reversed.  The State of Connecticut has until July 31, 2009 to appeal the reversal, but to date the Company has not received notification of such an appeal.

In December 2008, the Company received an assessment from the California Employment Development Department (“EDD”) stating that it had determined the Company to be a successor to Stratus Services Group, Inc. (“Stratus”) as a result of having purchased the offices in the Stratus Acquisition described in Note 5.  The total amount of the assessment was $566,000, which consisted solely of penalties of $220,000 and interest of $346,000 and represented the entire amount of the liability owed by Stratus.  Other entities who also acquired offices from Stratus received a like assessment for the total amount of the liability owed by Stratus.  On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.

Item 2 .    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our annual report on Form 10-K for the fiscal year ended September 30, 2008, and our reports filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Accountabilities,” the “Company,” “we,” “us,” and “our” refer to Accountabilities, Inc. and its subsidiaries.

Overview

Description of the Company

We are a provider of temporary staffing services, with a focus on light industrial services and administrative support.  We provide our services to a diverse range of clients ranging from sole proprietorships to Fortune 500 companies.  Light industrial services include assignments for warehouse work, manufacturing work, general factory and distribution.  Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.  These service offerings have grown largely through the acquisition of established offices from general staffing companies, such as those from Stratus Services Group, Inc., US Temp Services, Inc. and ReStaff Services, Inc. as is discussed in more detail elsewhere in this quarterly report.

In addition to our light industrial and clerical service offerings, we historically have provided professional niche consulting and staffing services in areas such as accounting and finance, engineering, biotechnology and biopharmaceuticals.  In April 2009, we discontinued our CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with ten public accounting firms. The Company reached its conclusion to exit this service offering after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses.  As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements. Also during the second quarter of fiscal 2009 the Company restructured the operations of the accounting services offered directly by its Direct Professional Services offering to enhance total Company profitability through the elimination of non-profitable offices and reorganized leadership

The following are additional material trends that are creating opportunities and risks to our business, and a discussion of how management is responding.

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

▪
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of June 30, 2009, we had negative working capital of ($2,616,000), for which the component constituting the current portion of long-term debt was $1,153,000.  Total outstanding debt as of June 30, 2009 was $2,052,000, $594,000 of which is past due or due upon demand, and $1,068,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company with the SEC and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Our management is engaged in several activities, as explained further in the “Working Capital” section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

▪
A significant component of our growth to date has come through acquisitions.  Our management continues to invest resources in activities to seek, complete and integrate acquisitions that enhance current service offerings, and effectively assimilate into our operations, marketing and sales strategies.  Additionally, management seeks acquisitions in desired geographical markets and which have minimal costs and risks associated with integration.  Our management believes that effectively acquiring businesses with these attributes will be critical to our growth.

▪
Our success depends on our ability to provide our clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs.  Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future.  Our management is responding to this demand through proactive recruiting efforts and targeted marketing.

▪
As a result of being a reporting public company with the SEC, we may experience increases in certain general and administrative expenses to comply with the laws and regulations applicable to public companies. These laws and regulations include the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the OTC Bulletin Board.  To comply with the corporate governance and operating requirements of being a public company, we will incur increases in such items as personnel costs, professional services fees, and fees for independent directors.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

In fiscal 2006, we consummated the following two material acquisitions:

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

In fiscal 2007, we consummated the following material acquisition:

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

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the SEC.  As a result of the dispositions of all operations associated with the discontinued businesses of certain wholly-owned subsidiaries (the “Humana Businesses”), and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity beginning with June 9, 2005 (the “Date of Inception”) have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded, in order to reflect our reorganization.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of the critical accounting policies, which our management believes are the most important to the portrayal of the financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Revenue Recognition.  We recognize staffing and consulting revenues when professionals deliver services.  Permanent placement revenue is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein we are obligated to find a suitable replacement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered.  Our management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of any of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

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

Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of May 31, 2009 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2009.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recent Accounting Pronouncements

In June, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1.  Early application is not permitted.  We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial position or results of operations.

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

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenue

For the three months ended June 30, 2009, revenue decreased $2,322,000, or 15%, to $12,858,000, as compared to $15,180,000 for the same period of the prior year.  This decrease in revenue was primarily attributable to a decrease in revenue of $1,145,000, $483,000 and $497,000 from the Staffing Abilities service offering businesses acquired in the Stratus, US Temps and ReStaff acquisitions, respectively, as well as a decline in our Direct Professional Services offering of $953,000 associated with a single office in Connecticut which focuses on the provision of temporary engineers.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers in our light industrial and engineering service offerings that were not fully offset by the acquisition of new accounts or existing account increases and are also consistent with significant declines industry wide.   The revenue decreases were partially offset by increased revenue of $767,000 from our new Staffing Abilities offices in California and Virginia, established in April 2008 and November 2008, respectively.

Direct cost of services

For the three months ended June 30, 2009, direct cost of services decreased by $1,967,000 or 15% to $11,192,000, as compared to $13,159,000 for the same period of the prior year.  The decrease is consistent with the decline in revenue during the period.

Gross profit

For the three months ended June 30, 2009, gross profit decreased $355,000, or 18%, to $1,666,000, as compared to $2,021,000 for the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended June 30, 2009 decreased to 13.0% compared to 13.3% for the same period in the prior year, primarily as a result of the weakening demand for temporary services industry wide, coupled with greater competition for existing customer accounts without the ability to offset these pricing decreases with lower labor costs in a sufficiently timely manner.

Selling, general and administrative expenses

For the three months ended June 30, 2009, selling, general and administrative expenses decreased $126,000, or 7%, to $1,631,000, as compared to $1,757,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $39,000 for the three months ended June 30, 2009, as compared with $41,000 in the same period of the prior year.  The decrease also reflects cost reductions in several administrative functions including accounting, information technology and risk management.  As a percentage of revenue, selling, general and administrative expenses were 12.7% for the three months ended June 30, 2009, compared to 11.6% during the same period in the prior year.

Depreciation and amortization

For the three months ended June 30, 2009, depreciation and amortization decreased $17,000, or 15%, to $99,000, as compared to $116,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on the intangible assets acquired in the Stratus Acquisition as a result of the reduction in the value of the asset recorded on November 28, 2008.

(Loss) income from operations

As a result of the above, loss from operations was ($64,000) for the three months ended June 30, 2009, compared to income from operations of $148,000 for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended June 30, 2009 was $86,000, which represents a 40% decrease from interest expense of $144,000 for the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2008 through restructuring outstanding debt, conversion of debt to restricted shares of common stock and repayments of principal.  In addition, the reduction in the federal prime lending rate from the same period of the prior year, resulted in lowered interest expense on our sold outstanding accounts receivable.

(Loss) income from continuing operations

The factors described above resulted in a loss from continuing operations for the three months ended June 30, 2009 of ($150,000) as compared to income from continuing operations of $4,000 for the same period in the prior year.

Income (loss) from discontinued operations

Income from discontinued operations reported during the three months ended June 30, 2009 includes the settlement of outstanding commissions payable of $204,000 due to CPA Partner on Premise clients for $121,000, resulting in a gain of $83,000, which was partially offset by losses from operations of $8,000.

Net (loss) income

The factors described above resulted in net loss for the three months ended June 30, 2009 of ($75,000), as compared to net income of $5,000 during the same period of the prior year.

Nine months ended June 30, 2009 compared to nine months ended June 30, 2008

Revenues

For the nine months ended June 30, 2009, revenue decreased $4,290,000, or 9%, to $42,668,000, as compared to $46,958,000 for the same period of the prior year.  This decrease in revenue was primarily attributable to a decrease in revenue of $2,353,000 and $2,866,000 from the Staffing Abilities service offering businesses acquired in the Stratus and US Temps acquisitions, respectively, as well as a decline in our Direct Professional Services offering of $1,820,000 associated with a single office in Connecticut which focuses on the provision of temporary engineers.  These declines were due to a combination of the loss of accounts and lower billings for several larger customers in our light industrial and engineering service offerings that were not fully offset by the acquisition of new accounts or existing account increases and are also consistent with significant declines industry wide.  The revenue decreases were partially offset by increased revenue of $2,240,000 from our new Staffing Abilities offices in California and Virginia and increased revenue of $532,000 from the offices acquired in the ReStaff Acquisition.

Direct cost of services

For the nine months ended June 30, 2009, direct cost of services decreased $3,575,000, or 9%, to $37,002,000, as compared to $40,577,000 for the same period of the prior year. The decrease is consistent with the decline in revenue during the period.

Gross profit

For the nine months ended June 30, 2009, gross profit decreased $715,000, or 11%, to $5,666,000, as compared to $6,381,000 for the same period in the prior year.  As a percentage of revenue, gross profit for the nine months ended June 30, 2009 decreased to 13.3% compared to 13.6% in the same period in the prior year, primarily as a result of weakening demand for temporary services industry wide, coupled with greater competition for existing customer accounts without the ability to offset these pricing decreases with lower labor costs in a sufficiently timely manner.

Selling, general and administrative expenses

For the nine months ended June 30, 2009, selling, general and administrative expenses decreased $224,000, or 4%, to $5,598,000, as compared to $5,822,000 for the same period in the prior year.  Selling, general and administrative expenses reflect stock-based compensation expense of $122,000 for the nine months ended June 30, 2009, as compared with $250,000 for the same period in the prior year.  As a percentage of revenue, selling, general and administrative expenses were higher at 13.1% for the nine months ended June 30, 2009 compared to 12.4% during the same period in the prior year.

Depreciation and amortization

For the nine months ended June 30, 2009, depreciation and amortization decreased $27,000, or 8%, to $314,000, as compared to $341,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on the intangible assets acquired in the Stratus Acquisition as a result of the reduction in the value of the asset recorded on November 28, 2008.

(Loss) income from operations

As a result of the above, the loss from operations was ($246,000) for the nine months ended June 30, 2009 compared to income from operations of $218,000 for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for the nine months ended June 30, 2009 was $336,000 compared to $687,000 during the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2008 through restructuring outstanding debt, conversion of debt to restricted common stock and repayments of principal.  In addition, the reduction in the federal prime lending rate from the same period of the prior year resulted in lowered interest expense on our sold outstanding accounts receivable.

Loss from continuing operations

The factors described above resulted in a loss from continuing operations for the nine months ended June 30, 2009 of ($582,000) as compared to ($717,000) for the same period in the prior year.

Income (loss) from discontinued operations

Income from discontinued operations reported during the nine months ended June 30, 2009 includes the settlement of outstanding commissions payable of $204,000 due to CPA Partner on Premise clients for $121,000, resulting in a gain of $83,000, which was partially offset by losses from operations of ($69,000).

Net loss

The factors described above resulted in a net loss for the nine months ended June 30, 2009 of ($568,000), as compared to a net loss of ($857,000) during the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, selling our trade receivables prior to collection, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions.  In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.  To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At June 30, 2009, cash was $17,000, a decrease of $52,000 from $69,000 as of September 30, 2008.

Net cash provided by operating activities – continuing operations during the nine months ended June 30, 2009 decreased ($252,000) to $316,000, from $568,000 during the same period of the prior year.  This was primarily due to an improvement of $135,000 in the net loss from continuing operations from the same period of the prior year offset by a decrease in non cash charges of ($465,000) and changes in operating assets and liabilities of $78,000.

Net cash used in investing activities during the nine months ended June 30, 2009, decreased ($234,000) to ($12,000) from ($246,000) during the same period of the prior year, which reflects expenditures associated with the relocation of our corporate headquarters and additional purchases of computer equipment in the prior year.

Net cash used in financing activities during the nine months ended June 30, 2009, increased $290,000 to ($380,000) from ($90,000) during the same period of the prior year.  Cash used in financing activities during the nine months ended June 30, 2009 consisted solely of debt repayments.  Cash used in financing activities during the prior year period consisted of debt repayments of $689,000 that were partially offset by sales of our restricted common stock of $599,000.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As part of funding this growth, as of June 30, 2009 we had negative working capital of ($2,616,000), for which the component constituting the current portion of long-term debt was $1,153,000.  Within the current portion of long-term debt $594,000 is past due or due upon demand as explained further below.  Total outstanding debt as of June 30, 2009 was $2,052,000.  The working capital deficit of $2,616,000 as of June 30, 2009, represents an increase in the deficit of $227,000 as compared to a working capital deficit of $2,389,000 as of September 30, 2008.

In order to service our debt, maintain our current level of operations, as well as fund the increased costs of becoming a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Our management is engaging in the following activities to effectively address key risks and provide sufficient cash flow and working capital:

a)
In October 2008, we extended the terms of three forbearance agreements with respect to $286,000 of the $594,000 past due or due upon demand debt.  These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2009.

b)	In the second fiscal quarter of 2009, we received advances totaling $212,000 from a major shareholder.
c)
In May 2009, the financial institution to which we sell our trade receivables agreed to extend the payment terms, and to increase the amount of funds available to the Company under the existing overadvance by an additional $292,950 up to a maximum of $500,000.  As of June 30, 2009, the total amount outstanding under the overadvance was $221,000.  All new advances will be subject to a fee of 2%.  As a condition to the additional overadvance, our largest shareholder has agreed to provide up to $250,000 in short-term cash advances to us.  The overadvance is repayable in $8,500 weekly payments with the balance, if any, due by May 28, 2010.

d)
We restructured the $1,700,000 note disclosed in Note 8 (x) to our financial statements after reviewing the net income calculation performed by management for the year ended December 31, 2008.  This restructuring involved the exchange of the notes payable with outstanding principal balances of $1,560,000 and $100,000 for a new note.  A $1,201,000 note was issued bearing an annual interest rate of 6%.  The note is due March 1, 2012 and is payable in equal monthly installments of $36,540.  This note is also subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.

e)
In April 2009, we discontinued our CPA Partner on Premise strategy. The CPA Partner on Premise segment of our operations generated losses from its operations of ($69,000) and ($140,000) for the nine months ended June 30, 2009 and 2008, respectively. This segment has been reported as discontinued operations in the accompanying financial statements during the third fiscal quarter of 2009.

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

Our revenue depends primarily on billable labor hours.  Most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 had been received, is secured by outstanding receivables and was originally due in full by March 1, 2008.  As discussed above, in May 2009, the financial institution to which we sell our trade receivables agreed to extend the payment terms, and to increase the amount of funds available to us under the existing overadvance by an additional $292,950 up to a maximum of $500,000.  As of June 30, 2009 the total amount outstanding under the overadvance was $221,000.  All new advances will be subject to a fee of 2%.  As a condition to the additional overadvance, the Company’s largest shareholder has agreed to provide up to $250,000 in short-term cash advances to the Company.  The overadvance is repayable in $8,500 weekly payments with the balance, if any, due by May 28, 2010.  As of June 30, 2009, the amount of sold receivables outstanding was $3,986,000, which includes $221,000 of the overadvance.

Debt

Long-term debt at June 30, 2009 and September 30, 2008 is summarized as follows:

	June 30,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	408,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	-	38,000
Long term capitalized lease obligation (xii)	9,000	21,000
Other debt	50,000	50,000
Total	649,000	727,000
Less current maturities	430,000	420,000
Non-current portion	219,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	-	17,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	131,000	65,000
6% unsecured note (ix)	-	100,000
6% unsecured note (x)	1,068,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,403,000	2,090,000
Less current maturities	723,000	946,000
Non-current portion	680,000	1,144,000

Total long-term debt	2,052,000	2,817,000
Less current maturities	1,153,000	1,366,000
Total non-current portion	$899,000	$1,451,000

For further explanations of (i) through (xii) above please see Note 8 to our financial statements beginning on page 3 of this report on Form 10-Q.

Sales of Common Stock

None during the three months ended June 30, 2009.

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

Item 4.            CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  There were no changes in our internal controls during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.

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

Part II.    Other Information

Item 1.             Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our report on Form 10-K for the fiscal year ended September 30, 2008.

In 2005, we acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, we were notified by the State of Connecticut that the Company may be considered the successor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than ours at the time of the acquisition.  The State of Connecticut is claiming additional SUI expense based on this higher rate and has assessed a higher experience rate on current wages, which may be reduced upon audit.  In December 2008, the State of Connecticut concluded we were a successor employer to Nucon.  On January 22, 2009, we appealed the decision and filed a detailed brief in support of our position.  On June 30, 2009, we were notified that our appeal was sustained and the earlier decision that we are a successor to Nucon was reversed.  The State of Connecticut has until July 31, 2009 to appeal the reversal, but to date we have not received notification of such an appeal.

Item 1A.          Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest report on Form 10-K for the fiscal year ended September 30, 2008 as filed with the SEC.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None during the three months ended June 30, 2009.

Item 3.             Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $175,000, $80,000, $150,000, and $100,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  The holders of the $175,000, $80,000 and $150,000 notes have extended the terms of their forbearance agreements with us and have agreed to refrain from exercising their rights and remedies against us until October 31, 2009.  We are currently in discussions with the holder of the $100,000 note concerning the terms of a possible forbearance agreement or restructuring.  As of June 30, 2009, the aggregate amount of payments due but not made under the notes was $356,000.

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three months ended June 30, 2009.

Item 5.             Other Information

None

Item 6                 Exhibits

Number	Description

10.48	Promissory Note dated March 1, 2009 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,201,097 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: August 19, 2009	By:	/s/ Jay H. Schecter
Name: Jay H. Schecter
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Stephen DelVecchia
Name: Stephen DelVecchia
Title: Chief Financial Officer
(Principal Financial and Chief Accounting Officer)