Form 10-K
period 2009-09-30
AccountAbilities, Inc.
filed 2009-12-28
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30734

ACCOUNTABILITIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-3255619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Broadway, 11th Floor
New York, New York 10038
(Address of principal executive offices)

(646) 443-2380
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock as reported by the “OTC Bulletin Board” as of March 31, 2009, was $1,243,000 based upon 6,544,000 shares held by non-affiliates.

The number of shares of Common Stock, $.0001 par value, outstanding as of December 14, 2009 was 23,663,000.

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

Table of Contents

PART I

ITEM 1.	BUSINESS

Overview

We are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services and administrative support. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.

Light industrial services include assignments for warehouse work (such as general laborers, stock clerks, material handlers, order pickers, forklift operators and shipping/receiving clerks), manufacturing work (including production, assembly and support workers, merchandise packers and machine operators), general services (such as maintenance and repair personnel, janitors and food service workers) and distribution.

Administrative support services include placements satisfying a range of general business needs including data entry processors, customer service representatives, receptionists and general office personnel.

In addition to light industrial and administrative staffing services we also provide engineers, lab technicians and scientists to companies such as pharmaceutical companies and utilities.

These service offerings have grown largely through the acquisition of established offices from general staffing companies, such as that of ReStaff Services, Inc. (“ReStaff”) as explained in more detail elsewhere in this document.

Discontinued Operations

In addition to our light industrial and clerical service offerings, we historically have provided professional accounting and finance consulting and staffing services through both our CPA Partner on Premise Program and directly to clients.

In April 2009, we discontinued our CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with regional public accounting firms. The Company reached its conclusion to exit this service offering after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses. As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.

Also during fiscal 2009, we considered alternatives to continuing the operations associated with the provision of accounting services offered directly to clients and restructured these operations through the elimination of non-profitable offices and reorganizing leadership. In the first quarter of fiscal 2010, in an effort to focus management’s efforts, as well as the company’s capital more directly on our light industrial and administrative service offerings, we discontinued these remaining accounting and finance operations. Accordingly, beginning with the financial statements issued for the first quarter of fiscal 2010, ending December 31, 2010, the operations associated with the direct provision of accounting and finance services will be reported as discontinued operations for all prior periods presented.

We maintain our headquarters at 160 Broadway, New York, New York 10038 and our phone number is (646) 443-2380.

Organization

Management of our staffing and consulting services operations is coordinated from our headquarters in New York, New York, which provides support and centralized services to our offices in the administrative, marketing, public relations, accounting and training areas. As of September 30, 2009, we conducted our operations through 13 offices in 6 states: New Jersey, Connecticut, Florida, Colorado, Virginia and California.

Competition

Our professional staffing services face competition in attracting clients as well as skilled specialized employment candidates. In providing professional staffing services, we operate in a competitive, fragmented market and compete for clients and associates with a variety of organizations that offer similar services. Our principal competitors include:

•	traditional and Internet-based staffing firms and their specialized divisions;

•	the in-house resources of our clients; and

•	independent contractors.

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

The general temporary staffing industry is highly competitive with few barriers to entry. We believe that the majority of companies offering these services are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. Competitors offering general temporary staffing services nationally, similar to ours, include companies such as Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc., and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than us. In addition, there are a number of medium-sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

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

Employees

We have approximately 62 full-time staff employees. We placed approximately 9,575 employees on temporary assignments with clients during the fiscal year ended September 30, 2009. All but approximately one employee on temporary assignment and all but approximately 13 full time employees are provided to us under an employee leasing arrangement with Tri-State Employment Services, Inc. (“TSE”) which is the statutory employer and which arranges for workers compensation insurance coverage for the employees. This arrangement allows us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. Employees are leased from TSE at agreed upon rates which are dependent upon the individual employee’s compensation structure. Our agreement had an initial term of one year which expired in January, 2007. Under the agreement, we are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day-to-day duties of the leased employees. We have continued the arrangement with TSE on the same terms contained in the original agreement. Either party may terminate the arrangement at any time. As of September 30, 2009, TSE was the beneficial owner with its affiliates of approximately 57% of our outstanding common stock.

Company History

The following summarizes certain recent developments with respect to our corporate history:

•	In February 2007, Accountabilities acquired substantially all of the business and assets of ReStaff, a staffing company, for a total adjusted purchase price of $2,928,000.

•	In fiscal 2009, TSE obtained control through beneficial ownership with its affiliates of approximately 57% of the outstanding shares of Accountabilities through a series of stock purchases.

•
In the third quarter of 2009, and first quarter of 2010, we discontinued our CPA Partner on Premise Program and Direct Professional Accounting Service Offerings, respectively, both of which related to the provision of accounting related services. We made these decisions in order to focus more extensively on our light industrial related service offerings and after reviewing the historical operating losses of these operations.

•
In addition, in December 2009, the Board of Directors approved a reorganization of the Company into a holding company structure, whereby the Company will become a wholly-owned subsidiary of a holding company. As of the date of this Annual Report on Form 10-K, this reorganization has not occurred. Stockholders of the Company will receive shares of the holding company and will not be affected by this reorganization.

ITEM 1A.	RISK FACTORS

We have significant working capital requirements and have historically been heavily reliant upon the issuance of debt, including debt from related parties, to meet these working capital requirements. Historically, we have experienced negative working capital.

Historically, we have experienced negative working capital balances, and as of September 30, 2009 and September 30, 2008 we had negative working capital of ($2,732,000) and ($2,389,000), respectively.

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers. We finance our operations primarily through sales of our receivables to a financial institution, issuance of debt, including debt issued to related parties, and through cash generated by operating activities.

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

As of September 30, 2009, we owed $705,000 under promissory notes that are past due or which are due upon demand, $421,000 of which is due to related parties. As of the filing date of this report we have been unable to secure forbearance agreements and have no assurance that these debt holders will not declare these instruments in default and exercise their rights and remedies, including declaring all unpaid amounts, including interest, immediately due and payable.

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

There is no assurance that we will generate the necessary net income or operating cash flows to pay our debt as it becomes due or meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the staffing industry and the other factors discussed in this “Risk Factors” section of this Annual Report on Form 10-K. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

If our receivables sale agreement is terminated, we may be unable to secure an alternate arrangement on comparable terms and our business could suffer.

Our receivable sale agreement may be terminated by the financial institution at any time in the discretion of the financial institution, which has broad latitude in determining to so terminate. In the event of such termination, our operations and working capital would be negatively impacted. In addition, we may be unable to secure an alternative arrangement, or any alternative arrangement we may be able to secure could include terms and conditions less favorable to us than under our current receivable sale agreement. Finding such an alternative arrangement may be difficult given the current economic climate and the reduction in the number of entities willing to enter into such an arrangement. This could adversely affect our ability to secure sufficient working capital to operate our business and to pay expenses relating to employment of temporary employees.

If we fail to execute our acquisitions or investments, our business could suffer.

Historically, we have supplemented our internal growth through acquisitions. In the future, we may do so through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

•	Future acquisitions, investments or joint ventures may require us to issue additional common stock or debt, spend significant cash amounts or decrease our operating income;

•	We may have trouble integrating the acquired business and retaining its personnel;

•	Acquisitions, investments or joint ventures may disrupt business and distract management from other responsibilities; and

•	If our acquisitions or investments fail, our business could be harmed.

Completing such acquisitions will be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed above, and our current inability to finance such acquisitions through current cash flows. There can be no assurance that we will be able to negotiate such acceptable purchase terms or third party financing.

We may acquire additional companies, which may result in adverse effects on our earnings.

We may, at times, become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, shareholders may experience dilution in their equity. We previously obtained growth through acquisitions of other companies and businesses. Under Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), as codified in FASB ASC Topic 805 “Business Combinations” (ASC 805) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142), as codified in FASB ASC Topic 350 “Intangibles – Goodwill and Other” (ASC 350), we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings.

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

The growth of our business has been partially a result of acquisitions we made in fiscal 2006 and 2007, including our acquisition of three general staffing offices from Stratus Services Group, Inc. (the “Stratus Acquisition”), five general staffing offices from US Temp Services, Inc. (the “US Temp Acquisition”) and three general staffing offices of ReStaff (the “ReStaff Acquisition”). Although we have endeavored to structure these transactions to minimize exposure to unassumed liabilities, it is possible that under common law and certain statutes that creditors of the entities that sold us these operations could attempt to assert that we have successor liability for obligations of the sellers. Even if any such claim was unsuccessful, it could be costly to defend and have an adverse effect on our financial condition and results of operations.

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

Due to the nature of our business of placing workers in the workplace of other businesses on a temporary or permanent basis we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

•	claims of discrimination and harassment,

•	violations of wage and hour laws,

•	criminal activity,

•	claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets, and

•	immigration related claims.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management, and could have a negative effect on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate. However, there can be no assurance that our insurance will be sufficient in amount or scope to cover these types of liabilities or that we will be able to secure insurance coverage for such risks on affordable terms. Furthermore, there can be no assurance that we will not experience these issues in the future or that they will not have a material adverse effect on our business.

TSE, from whom we lease the majority of our workforce, beneficially owns approximately 57% of our outstanding common stock, and its interests may conflict with the interests of Accountabilities and our other shareholders.

We lease the majority of our workers from TSE, a staffing services and employee leasing provider and major shareholder of our company. TSE beneficially owns approximately 57% of our outstanding common stock. As a result of such ownership, TSE has the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of actions requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by TSE will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Additionally, certain employees of TSE hold management positions in our company, including Jay Schecter, our Chief Executive Officer and John Messina our President, both of whom are also compensated by TSE and receive no compensation directly from us. The interests of TSE could conflict with our interests and the interests of our other shareholders. In addition, TSE beneficially owns 100% of two subsidiaries that compete in the light industrial and administrative staffing market. Decisions made by TSE regarding us and their wholly owned subsidiaries could benefit their wholly owned subsidiaries at our expense and TSE has the ability to divert resources from us to their wholly owned subsidiaries, both of which could cause our competitive position to be diminished.

Through our employee leasing agreement with TSE, TSE is the statutory employer, whereas we are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day to day duties of all employees. We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantages rates via TSE’s much larger scale. Employees are leased from TSE based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee. Should our arrangement with TSE terminate we cannot be assured that we would be able to secure a comparable leasing provider at agreeable rates. Should we be unsuccessful at finding a comparable employee leasing provider we cannot be assured that we would be able to secure required workers compensation insurance on affordable terms. The failure to obtain a comparable employee leasing provider or workers compensation insurance at affordable rates would possibly require significant working capital requirements which are not currently necessary. In addition, there can be no assurance that we will be successful at passing these increased costs to our clients which may reduce our profit margins.

We have experienced significant management turnover.

In the past three quarters, we have experienced a significant turnover in our senior management. In fiscal 2009, we experienced changes in our President and Chief Executive Officer positions, and most recently, in December 2009 our Chief Financial Officer and Vice President of Finance positions. This lack of management continuity, and the resulting lack of long-term history with us, could result in operational and administrative inefficiencies and added costs, could adversely impact our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We bear the risk of nonpayment from our clients and the possible effects of bankruptcy filings by clients.

To the extent that any particular client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we are obligated to pay the agreed upon fees to our employees leasing provider TSE, whether or not our client pays us on a timely basis, or at all. Given the current continuing economic recession there is an increased risk of clients failing to pay or delaying payment, although currently, we have not experienced significant levels of these occurrences. However, a significant increase in uncollected account receivables would have a material adverse effect on our earnings and financial condition.

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

Any further significant economic downturn could result in our customers using fewer staffing services, which could materially adversely affect our business.

The current economic downturn has negatively affected our business and financial results. Demand for staffing services is significantly affected by the general level of economic activity. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Further, demand for permanent placement services also slows as the labor pool directly available to our customers increases, making it easier for them to identify new employees directly. Typically, we may experience increased pricing pressures from competitors during periods of economic downturn, which could have a material adverse effect on our financial condition. Additionally, in geographic areas where we derive a significant amount of business, a further regional or localized economic downturn could adversely affect our operating results and financial position.

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

Our common stock is currently quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American, NASDAQ, or New York Stock Exchange). We cannot give assurance that we will be able to meet the listing standards of any stock exchange or that we will be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices. Because our shares are quoted on the OTC, an investor may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital and for investors to dispose of their shares of our common stock.

We have historically been, and may continue to be, heavily reliant upon financing from related parties which presents potential conflicts of interest.

We have historically obtained financing from related parties including major shareholders, directors and officers, in the form of both debt and equity securities issued to finance working capital growth and acquisitions. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties to obtain financing from, as well as the terms of financing instruments that we enter into with them, and as a result, no assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms-length negotiations with third parties.

Stockholders may experience future dilution in ownership due to possible future equity issuances, the exercise of outstanding warrants, the conversion of existing convertible debt securities, and the conversion of existing debt to equity in connection with certain restructuring activities.

As of September 30, 2009, we have outstanding convertible debt securities that may be converted into 522,000 shares, and outstanding warrants to acquire 166,000 shares of common stock. We are also in negotiations to further reduce our debt through restructurings which may include further conversions of outstanding debt to equity, and are also in discussions to obtain further financing, which may include the issuance of additional equity. Additional issuances of common stock will subject our stockholders to dilution and reduce their percentage interest in our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in New York, New York, under a lease for 2,452 square feet of office space which expires in December 2016. As of September 30, 2009, placement activities were conducted through more than 13 offices located in the United States, for which all of the locations are leased with terms expiring at various times through 2012. We believe that our existing facilities are adequate and suitable for our current operations; however, we may add additional facilities from time to time in the future as the need arises.

ITEM 3.	LEGAL PROCEEDINGS

In 2005, we acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”). During the third quarter of fiscal 2008, we were notified by the State of Connecticut that we may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance rate purposes. Nucon’s state unemployment rate was higher than ours at the time of the acquisition. The State of Connecticut had been claiming additional state unemployment charges based on this higher rate and had assessed a higher experience rate on wages for all periods subsequent to the acquisition date. Our management believed that it had properly calculated its unemployment insurance tax and was in compliance with all applicable laws and regulations. We appealed the ruling and we were successful in receiving $139,000 in October 2009, representing refunds of previous charges, $73,000 of which is payable to TSE for payments made to the State of Connecticut on our behalf.

ALS, LLC (“ALS”) instituted an action against us, US Temps, Inc. and a major shareholder of our company in the United States District Court, District of New Jersey in May 2007 in which it alleged that we tortiously interfered with ALS’ business relationship with US Temps, Inc. by causing US Temps, Inc. to terminate its relationship with ALS under an agreement pursuant to which ALS provided employee outsourcing services to US Temps, Inc. prior to our acquisition of certain assets from US Temps, Inc.. ALS also alleged that we had liability as a successor to US Temps, Inc. for US Temps Inc.’s alleged breach of the outsourcing agreement. In October 2008, a settlement was reached with ALS whereby we have agreed to pay $60,000 in twelve equal monthly installments of $5,000 beginning on October 1, 2008.

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in other lawsuits. We are not aware of any other pending legal proceedings that are likely to have a material adverse impact on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “ACBT” since June 12, 2008. Prior to that date, our common stock was traded on the “Pink Sheets”. The following table shows, for the periods indicated, the reported high and low sale prices for shares of our common stock as reported in the OTC or “Pink Sheets”, as applicable, for the fiscal quarters indicated. As of November 16, 2009, there were approximately 319 record holders of our common stock.

	Low	High
Fiscal Year Ending September 30, 2008
First Quarter	$0.31	$0.35
Second Quarter	0.32	0.50
Third Quarter	0.22	0.48
Fourth Quarter	0.18	0.52
Fiscal Year Ending September 30, 2009
First Quarter	$0.06	$0.25
Second Quarter	0.06	0.20
Third Quarter	0.15	0.20
Fourth Quarter	0.12	0.52

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the periods presented, and we do not anticipate doing so in the foreseeable future.  We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

EQUITY COMPENSATION PLAN INFORMATION

The following provides information concerning compensation plans under which equity our securities were authorized for issuance as of September 30, 2009:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	597,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	597,000

Issuances of Unregistered Securities

None during the fourth fiscal quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

We are providing the following selected financial data, which has been derived from financial statements which have been audited by Miller, Ellin & Company, LLP (Miller Ellin), an independent registered public accounting firm, for the fiscal years ended September 30, 2006 through 2008, and after its acquisition of Miller Ellin in January 2009 by Rosen, Seymour Shapss Martin and Company LLP, an independent registered public accounting firm, for the fiscal year ended September 30, 2009. The statement of operations data for the fiscal year ended September 30, 2006 and the period from June 9, 2005 (Date of Inception) to September 30, 2005 and the balance sheet data at September 30, 2007, 2006 and 2005 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K. The statements of operations data for the years ended September 30, 2009, 2008 and 2007 and the balance sheet data at September 30, 2009 and 2008 were derived from our audited financial statements that are included elsewhere in this Annual Report on Form 10-K. The following information should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (1)

	Year Ended September 30,					For the period from June 9, 2005 (Date of Inception) to September 30,
	2009	2008		2007	2006	2005

Revenues	$56,989,000		$63,120,000	$54,657,000	$32,836,000	—
(Loss) income from continuing operations	$(892,000)	$	(511,000)	$74,000	$(1,226,000)	$(91,000)
Net loss	$(878,000)		$(683,000)	$(184,000)	$(1,012,000)	$(91,000)

Basic net (loss) income from continuing operations per share	$(0.04)		$(0.03)	$0.01	$(0.14)	$(0.03)
Diluted net (loss) income from continuing operations per share	$(0.04)		$(0.03)	$0.01	$(0.14)
Shares used in basic per share calculations	22,511,000		19,903,000	15,515,000	8,792,000	2,960,000
Shares used in diluted per share calculations	22,511,000		19,903,000	15,515,000	8,792,000	2,960,000

Balance Sheet Data (1)

	As of September 30,
	2009	2008	2007	2006	2005

Total assets	$6,345,000	$7,789,000	$8,819,000	$4,073,000	$2,000
Long-term debt, including current portion	$2,035,000	$2,817,000	$5,228,000	$1,614,000	$—
Total stockholders’ equity (deficit)	$551,000	$1,268,000	$450,000	$(460,000)	$(1,856,000)

(1)  See Note 1 to our financial statements included elsewhere in this report for a description of our discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to sustain profitability will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our management expects our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow. As a percentage of revenue, we expect these expenses to decrease as our revenues increase, although we have no assurance that either will.

The following are material trends that are creating opportunities and risks to our business, and a discussion of how management is responding.

•
We have financed our growth largely through the issuance of debt and have incurred negative working capital. As of September 30, 2009, we had negative working capital of ($2,732,000), for which the component constituting the current portion of long-term debt was $1,265,000. Of the negative working capital, $1,830,000 is due and payable to TSE relating to leasing costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Total outstanding debt as of September 30, 2009 was $2,035,000, $705,000 of which is past due or due upon demand. Of our total outstanding debt, $1,056,000 is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several activities, as explained further in “Working Capital” below, to effectively accomplish these objectives.

•
Any further significant economic downturn could result in less demand from customers and lower revenues. Because demand for staffing services is sensitive to changes in the level of economic activity, our business suffers during economic downturns as it did in 2009. As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel.

•
A significant component of our growth to date has come through acquisitions. Our management continues to invest resources in activities to seek, complete and integrate acquisitions that grow or enhance our current service offerings. Additionally, management seeks acquisitions in desired geographical markets and which have minimal costs and risks associated with integration. Our management believes that effectively acquiring businesses with these attributes will be critical to carrying out our strategy.

Discontinued Operations

In addition to our light industrial and administrative service offerings, we historically have provided professional accounting and finance consulting and staffing services through both our CPA Partner on Premise Program and directly to clients.

In April 2009, we discontinued our CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with regional public accounting firms. We reached our conclusion to exit this service offering after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses. As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.

Also during fiscal 2009 we considered alternatives to continuing the operations associated with the provision of accounting services offered directly to clients and restructured these operations through the elimination of non-profitable offices and reorganizing leadership. In the first quarter of 2010, in an effort to focus management’s efforts, and use our capital more directly on our light industrial and administrative service offerings, we discontinued these remaining accounting and finance operations. During the fiscal years ended September 30, 2009 and 2008, these operations generated revenues of $416,000 and $568,000, respectively, and losses from operations of ($87,000) in fiscal 2009 and income from operations of $60,000 in fiscal 2008. Accordingly, beginning with the financial statements issued for the first quarter of fiscal 2010, ending December 31, 2009, the operations associated with the direct provision of accounting and finance services will be reported as discontinued operations for all prior periods presented.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

Our most recent material acquisition occurred on February 26, 2007 when we acquired assets including three offices from ReStaff in the ReStaff Acquisition, in exchange for cash, notes and shares of our common stock.

We account for acquisitions as purchases and the results of operations of acquired operations have been included in our results since the dates of acquisition.

As mentioned above, management continues to invest resources in activities to seek, complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively assimilate into our marketing and sales strategies. Currently, management expects acquisitions to continue to constitute a significant portion of any future growth. Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions. In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to fund our operations or to take advantage of business opportunities, including existing business growth and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At September 30, 2009, cash was $63,000, a decrease of ($6,000) from $69,000 as of September 30, 2008.

Net cash provided by operating activities from continuing operations during the year ended September 30, 2009 decreased ($201,000) to $438,000, from $639,000 during the year ended September 30, 2008. This reflects the increase in Net loss from continuing operations in 2009, which, after adding back certain non-cash expenses to both fiscal 2009 and 2008, such as Depreciation and amortization, Stock based compensation expense, Net loss on debt extinguishment, Loss on goodwill impairment and Bad debt expense, resulted in a revised decrease of ($661,000). Offsetting this was an increase in the change in Due from related party of $391,000.

Net cash provided by operating activities from continuing operations during the year ended September 30, 2008 decreased ($259,000) to $639,000, from $898,000 during the year ended September 30, 2007. This was primarily due to increases in outstanding receivables as of September 30, 2008 compared with September 30, 2007 of $849,000, offset by increases in accounts payable and accrued expenses of $680,000 and a decrease in Due to related party of $108,000.

Net cash used in investing activities during the year ended September 30, 2009 decreased ($254,000) to ($11,000) from ($265,000) during the year ended September 30, 2008, primarily because in the year ended September 30, 2009, we did not incur expenditures associated with the relocation of our corporate headquarters and additional purchases of computer equipment which we incurred in the year ended September 30, 2008.

Net cash used in investing activities during the year ended September 30, 2008 decreased ($534,000) to ($265,000) from ($799,000) during the year ended September 30, 2007, primarily as a result of cash paid for the ReStaff Acquisition in fiscal 2007.

Net cash used in financing activities during the year ended September 30, 2009 increased $180,000 to ($397,000) from ($217,000) during the year ended September 30, 2008, as we did not raise proceeds from the issuance of common stock and debt in fiscal 2009, whereas in fiscal 2008 we received $624,000 in such proceeds offsetting $841,000 in debt payments.

Net cash used in financing activities during the year ended September 30, 2008 increased $527,000 to ($217,000) from $310,000 provided by financing activities during the year ended September 30, 2007, primarily as a result of increased principal payments on long-term debt in fiscal 2008, and a decrease in fiscal 2008 proceeds from issuance of common stock and long-term debt.

Working Capital

We have financed our growth largely through the issuance of debt and have incurred negative working capital. As part of funding this growth, as of September 30, 2009 we had negative working capital of ($2,732,000), for which the component constituting the current portion of long- term debt was $1,265,000. Within the current portion of long-term debt $705,000 is past due or due upon demand as explained further below. Of the negative working capital, $1,830,000 is due and payable to TSE relating to leasing costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Total outstanding debt as of September 30, 2009 was $2,035,000. The working capital deficit of ($2,732,000) as of September 30, 2009, represents an increase in the deficit of $343,000 as compared to a working capital deficit of ($2,389,000) as of September 30, 2008.

In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in the following activities to effectively accomplish these objectives:

a)
In October 2008, we extended the terms of three forbearance agreements with respect to $286,000 of the $705,000 past due or due upon demand debt. These short term debt holders have agreed to waive defaults and refrain from exercising their rights and remedies against us until October 31, 2009. We are currently in discussions with these debt holders to restructure their debt.

b)	In the second fiscal quarter of 2009, we received advances totaling $212,000 from TSE.
c)
In May 2009, the financial institution to which we sell our trade receivables agreed to extend the payment terms of and increase the amount of funds available to us under the existing overadvance by an additional $293,000 up to a maximum of $500,000. The overadvance was repayable in $8,500 weekly payments with the balance, if any, due by May 28, 2010. As a condition to the additional overadvance, our largest shareholder has agreed to provide up to $250,000 in short-term cash advances to us and also agreed to fully guarantee the incremental increase in the overadvance, which at that time was $292,950. As of September 30, 2009, the total amount outstanding under the overadvance was $203,000. All new advances will be subject to a fee of 2%.

d)
In December 2009, the terms of the existing overadvance with the financial institution to which we sell our trade receivables were further modified. In connection with such modification, the amount outstanding under the overadvance has increased to $266,496 as of December 11, 2009, and the weekly payments have been increased from $8,500 per week to $9,500 per week. Additional payments of $5,000 are to be made in January, February, March and April of 2010, with a payment of $43,735 due in May 2010. TSE continues to guarantee the full amount outstanding under the overadvance.

e)
We restructured the $1,700,000 note disclosed in Note 8(x) to our financial statements after reviewing the net income calculation performed by management for the ReStaff operations for the year ended December 31, 2008. This restructuring involved the exchange of notes payable with outstanding principal balances of $1,560,000 and $100,000 for a new note. A $1,201,000 note was issued bearing an annual interest rate of 6%. The note is due March 1, 2012 and is payable in equal monthly installments of $36,540. This note is also subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.

f)
In April 2009, we discontinued our CPA Partner on Premise strategy. The CPA Partner on Premise segment of our operations generated losses from its operations of ($69,000) and ($172,000) for fiscal 2009 and 2008, respectively. This segment has been reported as discontinued operations in the accompanying financial statements.

g)
In November 2009, in an effort to focus our efforts and utilize our capital more directly on light industrial and administrative service offerings, we discontinued our remaining accounting and finance operations that were part of our Direct Professional Services Offering. This segment will be reported as discontinued operations in the first quarter of fiscal 2010.

h)
We are aggressively managing cash and expenses, including the increased costs of being a reporting company, with activities such as seeking additional efficiencies in our operating offices and corporate functions including headcount reductions, if appropriate, improving our accounts receivable collection efforts, and obtaining more favorable vendor terms.

i)	We have historically generated positive cash flows from operations, and believe that this will continue.

We believe that, based on the above activities and our current expectations, that we have adequate resources for liquidity to meet our operating needs through the end of the current fiscal year.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days. We sell our accounts receivable to a financial institution as a means of managing our working capital. Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000. As collections reduce previously sold receivables, we may replenish these with new receivables. Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee of 3% applies to the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, as discussed in c) and d) above, an overadvance of $500,000 was received, is secured by outstanding receivables, and is currently being repaid in weekly payments of $9,500.  As of September 30, 2009, the amount of advances against sold receivables outstanding was $3,979,000, which includes $266,496 of the overadvance.

Debt

Long-term debt at September 30, 2009 and September 30, 2008 is summarized as follows:

	September 30,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	408,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	-	38,000
Long term capitalized lease obligation (xii)	4,000	21,000
Other debt	50,000	50,000
Total	644,000	727,000
Less current maturities	454,000	420,000
Non-current portion	190,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	-	17,000
12% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	131,000	65,000
6% unsecured note (ix)	-	100,000
6% unsecured note (x)	1,056,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,391,000	2,090,000
Less current maturities	811,000	946,000
Non-current portion	580,000	1,144,000

Total long-term debt	2,035,000	2,817,000
Less current maturities	1,265,000	1,366,000
Total non-current portion	$770,000	$1,451,000

For further explanation of footnotes (i) through (xii) above, please see Note 7 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Reliance on Related Parties

We have historically relied on funding from related parties in order to meet our liquidity needs, such as the debt described in footnotes (iv), (vi), (vii), (viii), (ix), (x), and (xi) above.  Our management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages we derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation, which is often deducted from gross proceeds available to us.  Our management anticipates we will continue to have sufficient working capital to fund our growth and operations, and to the extent we do not generate sufficient cash flow from operations to meet these working capital requirements we will continue to seek other sources of funding including the issuance of related party debt.  There can be no assurance that any related party will provide us with funding or that the terms of any such financing will not differ materially from funding available from independent parties.

Sales of Common Stock

In January 2008, the holder of the $250,000 convertible subordinated note issued on August 6, 2007, exchanged the note for 744,031 shares of unregistered common stock and a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.  The number of unregistered common shares issued was determined by dividing the unpaid principal and accrued interest by $0.35 per share.

In January 2008, the related party that held the $280,000 12% unsecured convertible note dated April 1, 2006, with an outstanding principal balance of $200,000, exchanged the note for 600,000 shares of our common stock and a new unsecured note in the principal amount of $100,000 due October 31, 2008 and bearing an annual interest rate of 12%.

In February 2008 we issued 250,000 shares to the former owner of ReStaff in connection with the restructuring of outstanding indebtedness incurred during the acquisition in exchange for a decrease in indebtedness of $50,000.

During the second quarter of 2008 we issued 1,107,500 shares of restricted common stock to certain employees and directors at a price of $0.20 per share.

During the second quarter of 2008 we completed a private placement to independent third parties of 100,540 shares of our unregistered common stock at a price of $0.35 per share with warrants to purchase an aggregate 9,800 shares of our common stock at an exercise price of $0.50 per share.

In March 2008, we issued 1,000,000 shares of our unregistered common stock to TSE in exchange for consideration of $200,000 which consisted of the cancellation of the remaining outstanding principal balance of a note of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

In May 2008, we issued 184,000 shares of unregistered common stock in a private placement offering to independent third parties at a price of $0.28 per share, raising gross proceeds of $51,500.

In May 2008, we sold 1,000,000 shares of unregistered common stock to TSE for a $200,000 non-interest bearing note.  The $0.20 offering price represented a 25% discount from the market price. As of September 30, 2008, the note had been paid in full.

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the Securities and Exchange Commission (the “SEC”).  Prior to June 2005, we conducted operations which consisted of i) providing employee leasing and benefits processing services to clients, and ii) temporary staffing solutions to the trucking industry (the “Humana Businesses”).  As a result of the dispositions of all operations associated with the Humana Businesses, which were conducted in separate subsidiaries, and the subsequent formation and startup of Accountabilities, Inc., the financial statements have been prepared based upon a change in reporting entity wherein only the accounts and related activity beginning with the Date of Inception have been included, and all accounts and related operating activity of the discontinued Humana Businesses have been excluded, in order to reflect this reorganization of the Company.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of the critical accounting policies, which management believes are the most important to the portrayal of the financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Revenue Recognition.  We recognize revenues when professionals deliver services.  Permanent placement revenue is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein we are obligated to find a suitable replacement.

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

Stock-Based Compensation.  We calculate stock-based compensation expense in accordance with SFAS No. 123 Revised, “Share-Based Payment” (“SFAS 123(R)”), as codified in FASB ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values.  Fair value for restricted stock is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  Under ASC 718, the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  We recognize stock-based compensation expense as earned, generally on a straight-line basis.

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, as codified in FASB ASC Topic 740, “Income Taxes” (ASC 740).  Under ASC 740, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes payable and the current tax effect of temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected future benefits of net operating loss carryforward.

Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” as codified in FASB ASC Topic 350, “Intangibles-Goodwill and Other” (ASC 350), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of May 31, 2009 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2009.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as codified in FASB ASC Topic 360, “Property, Plant & Equipment” (ASC 360).

Recent Accounting Pronouncements

In April, 2009, the FASB issued FSP No. FAS 141(R) – 1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” as codified in FASB ASC Topic 805, “Business Combinations” (ASC 805).  ASC 805 requires that the acquiring entity recognize assets or liabilities that arise from contingencies if the acquisition date fair value of that asset or liability can be determined during the measurement period.  If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date, consistent with SFAS No. 5, “Accounting for Contingencies,” as codified in FASB ASC Topic 450, “Contingencies” (ASC 450), if the following criteria are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated.  We will conform with ASC 805 for any acquisitions consummated after September 30, 2009.

In December 2007, the FASB issued SFAS 141(revised 2007), “Business Combinations,” as codified in FASB ASC Topic 805, “Business Combinations” (ASC 805).  ASC 805 significantly changes how business combinations are accounted for and is effective for all future business combinations consummated.  Under ASC 805, an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at their fair value on the acquisition date.  ASC 805 changes the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, (3) expensing restructuring costs associated with an acquired business and (4) goodwill.  ASC 805 also includes a substantial number of new disclosure requirements to enhance the evaluation of the nature and financial effects of the business combination.  The standard is effective for us beginning October 1, 2009 and is applicable only to transactions occurring after the effective date.

Results of Operations

Fiscal year ended September 30, 2009 compared to fiscal year ended September 30, 2008

Revenues

For fiscal 2009, revenue decreased $6,131,000, or 10%, to $56,989,000, as compared to $63,120,000 in fiscal 2008.  This decrease in revenue was primarily attributable to the overall decline in economic activity since the beginning of the recession that began in December 2007.  We began experiencing declines in revenue versus the prior year most significantly in the second quarter of the current year.  According to the US Bureau of Labor Statistics temporary help in the US has declined 25.4% during the last nine months ended September 30, 2009.   During this same nine month period, our revenues have declined 13%.  Our current year revenue decline encompassed declines in billable hours at current clients, losses of accounts and lower billings for several larger customers, which were not fully offset by the acquisition of new accounts in existing offices.  The revenue associated with our new offices in California and Virginia, which opened in April 2008 and November 2008, respectively, increased by approximately $3,151,000 compared to the prior year, which helped offset the current years decline.

Direct cost of services

We lease the majority of our workers from TSE, a professional employment organization and majority owner of our outstanding common shares, for which TSE charges us its current market rate that it charges its other customers.  We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantageous rates via TSE’s much larger scale.  Through this agreement with TSE, TSE is the statutory employer, whereas we are responsible for the hiring, termination, compensation structure, management, supervision and otherwise overall performance and day to day duties of all employees.  Employees are leased from TSE at agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee.  Direct cost of services consists mainly of leased employee direct labor costs, as well as costs of non-leased employees where we are the statutory employer, and other labor related costs.

For fiscal 2009, direct cost of services decreased $4,884,000, or 9%, to $49,647,000 as compared to $54,531,000 in fiscal 2008. This decrease is primarily due to the decrease in revenues for fiscal 2009.

Gross profit

For fiscal 2009, gross profit decreased $1,247,000 or 15%, to $7,342,000, as compared to $8,589,000 in fiscal 2008.  As a percentage of revenue, gross profit for fiscal 2009 decreased to 12.9% as compared to 13.6% in the prior year, reflecting a combination of lower bill rate pricing to retain or gain new clients in the current recession, changes in the client mix and increases in certain state unemployment insurance rates that could not be passed along to clients.

Selling, general and administrative expenses

Selling, general and administrative expenses includes the labor, marketing, corporate overhead and other costs not directly associated with generating revenue such as costs associated with the acquisition and retention of clients and fees, occupancy, administrative labor, benefit plan administration, professional fees and other operating expenses.

For fiscal 2009, selling, general and administrative expenses decreased $274,000, or 4%, to $7,299,000, as compared to $7,573,000 in fiscal 2008.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $161,000 for fiscal 2009 compared to $291,000 for fiscal 2008.  The overall decrease in selling, general and administrative expenses in the current year period reflects the general decrease in business activity, lower stock based compensation expense, as well as continued head count reductions.  As a percentage of revenue, selling, general and administrative expenses were higher at 12.8% during fiscal 2009 compared to 12.0% during fiscal 2008, as some less variable expenses such as occupancy costs, certain professional services and corporate compensation did not decrease in direct relation to sales.

Depreciation and amortization

For fiscal 2009, depreciation and amortization decreased $34,000, or 8%, to $411,000, as compared to $445,000 in fiscal 2008.  The current year’s decrease is primarily attributable to lower amortization expense recorded on customer lists and relationships acquired in the Stratus Acquisition after the value of the assets were reduced during the first and fourth quarters of 2009.

(Loss) income from continuing operations

As a result of the above, loss from continuing operations was ($368,000) for fiscal 2009 versus income from continuing operations of $571,000 in fiscal 2008, representing a decrease of 164%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  Interest expense for fiscal 2009 was $429,000, as compared to $834,000 in fiscal 2008, representing a decrease of 49%.  This decrease is attributable to a reduction in the amount of debt outstanding that occurred during the second quarters of fiscal 2008 and 2009.  We reduced the outstanding indebtedness incurred in the ReStaff Acquisition by $1,448,000 during the second quarter of fiscal 2008 and further reduced this indebtedness by $358,000 during the second quarter of fiscal 2009 pursuant to the calculations set forth in the original note agreement, and also reduced other indebtedness during the second quarter of fiscal 2008 by $470,000 through the exchange of common stock.  In addition, the reduction in the federal prime lending rate from 5.00% in effect at the beginning of our fiscal year to 3.25% by the end of our fiscal year resulted in lowered interest expense on our sold accounts receivable.

Loss on impairment of fixed assets

Loss on impairment of fixed assets of $95,000 relates to the impairment of leasehold improvements existing at our New Jersey corporate headquarters which occurred as the result of our decision in the fourth quarter of fiscal 2009 to relocate our corporate headquarters to New York.

Net loss from continuing operations

The factors described above resulted in a loss from continuing operations for fiscal 2009 of ($892,000) as compared to a loss of ($511,000) for the same period in the prior year.

Income (loss) from discontinued operations

Income from discontinued operations for fiscal 2009 relates to our discontinued CPA Partner on Premise Program and includes the settlement of outstanding commission’s payable of $204,000 due to CPA Partner on Premise clients for $121,000, resulting in a gain of $83,000, which was offset by losses from operations of ($69,000).

Net loss

The factors described above resulted in a net loss for fiscal 2009 of ($878,000), as compared to a net loss of ($683,000) in fiscal 2008.

Fiscal year ended September 30, 2008 compared to fiscal year ended September 30, 2007

Revenues

For fiscal 2008, revenue increased $8,463,000, or 15%, to $63,120,000 as compared to $54,657,000 in fiscal 2007.  This increase in revenue is attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year, which accounted for approximately $4,867,000 of the increase.   Excluding the ReStaff Acquisition, revenue increased $3,596,000.  This remaining increase was primarily attributable to an increase in revenues provided by the offices acquired in the Stratus and US Temps Acquisitions of $2,110,000 and $78,000, respectively, and an increase in revenues from our engineering, scientists and lab technicians services of $1,462,000.

During fiscal 2008, the operations acquired from Stratus Services Group, Inc. in November 2005 (the “Stratus Acquisition”), as well as those acquired in the US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $19,953,000, $17,991,000 and $15,157,000, respectively.  During fiscal 2007, the operations acquired pursuant to the Stratus Acquisition, US Temp Acquisition and ReStaff Acquisition provided revenues of approximately $17,843,000, $17,913,000 and $10,290,000, respectively.

Direct cost of services

Direct cost of services consists mainly of leased employee direct labor costs, as well as costs of non-leased employees where we are the statutory employer, and other labor related costs.

For fiscal 2008, direct cost of services increased $7,693,000, or 16%, to $54,531,000 as compared to $46,838,000 in fiscal 2007. This increase is attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year, which accounted for approximately $4,369,000 of the increase.  Excluding the ReStaff Acquisition, direct cost of services increased $3,324,000.  This remaining increase was primarily attributable to the increase in business provided by the offices acquired in the Stratus and US Temps Acquisitions of $2,052,000 and $26,000, respectively and an increase in costs of our engineering, scientists and lab technician services as well.

Gross profit

For fiscal 2008, gross profit increased $770,000 or 10%, to $8,589,000, as compared to $7,819,000 in fiscal 2007.  As a percentage of revenue, gross profit for fiscal 2008 decreased to 13.6% as compared to 14.3% in the prior year, primarily as a result of changes in the client mix resulting in lower average gross margins and increases in state unemployment insurance rates that could not be passed along to clients.

Selling, general and administrative expenses

Selling, general and administrative expenses includes the labor, marketing, corporate overhead and other costs not directly associated with generating revenue such as costs associated with the acquisition and retention of clients, occupancy, administrative labor, benefit plan administration, professional fees and other operating expenses.

For fiscal 2008, selling, general and administrative expenses increased $1,044,000, or 16%, to $7,573,000, as compared to $6,529,000 in fiscal 2007.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $291,000 for fiscal 2008 compared with $29,000 in fiscal 2007.  As a percentage of revenue, selling, general and administrative expenses were comparable at 12.0% during fiscal 2008 compared to 11.9% during fiscal 2007.  The overall increase in selling, general and administrative expenses in fiscal 2008 reflected the overall increase in business activity, higher stock based compensation expense, as well as investments throughout the organization to support strategic initiatives.

Depreciation and amortization

For fiscal 2008, depreciation and amortization increased $124,000, or 39%, to $445,000, as compared to $321,000 in fiscal 2007.  The current year’s increase is primarily attributable to a full year of operations of the ReStaff Acquisition as opposed to seven months in the prior year.

Income from operations

As a result of the above, income from operations was $571,000 for fiscal 2008 versus $969,000 in fiscal 2007, representing a decrease of 41%.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  We have historically issued debt as a primary means of funding our growth.  Consequently, interest expense for fiscal 2008 was $834,000, as compared to $895,000 in fiscal 2007, representing a decrease of 7%.  This decrease is attributable to a reduction in the amount of debt outstanding that occurred during the second quarter of fiscal 2008.  We reduced outstanding indebtedness incurred in the ReStaff Acquisition by $1,448,000 as well as issuing unregistered common stock in exchange for $470,000 of other outstanding notes payable.  In addition, the reduction in the federal prime lending rate from 7.75% in effect at the beginning of fiscal 2008 to 5.00% at the end of fiscal 2008 resulted in lowered interest expense on our sold accounts receivable.

Loss on goodwill impairment

Loss on goodwill impairment of $148,000 relates to the write off of costs capitalized in connection with a planned reverse merger with Hyperion Energy, Inc. which did not occur.

Net loss on debt extinguishments

Net loss on debt extinguishments of $100,000 was measured as the difference between the fair value of unregistered common stock issued and the remaining outstanding principal and accrued interest on the debt that was converted during the second quarter of fiscal 2008.

Net (loss) income from continuing operations

The factors described above resulted in a net loss from continuing operations for fiscal 2008 of ($511,000), as compared to a net income from continuing operations of $74,000 in fiscal 2007.

Loss from discontinued operations

Loss from discontinued operations for fiscal 2008 of ($172,000) and fiscal 2007 of ($258,000) relates to the results of the discontinued CPA Partner on Premise Program.

Net loss

The factors described above resulted in a net loss for fiscal 2008 of ($683,000), as compared to a net loss of ($184,000) in fiscal 2007.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments as of September 30, 2009:

Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt, including interest	$2,188,000	$1,386,000	$802,000	$-	$-
Operating leases	1,969,000	508,000	673,000	558,000	230,000

Total contractual obligations and commitments	$4,157,000	$1,894,000	$1,475,000	$558,000	$230,000

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report commencing on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.  Due to this, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act.  This system is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon this assessment, management has concluded that there was a material weakness in internal control over financial reporting related to accounting procedures for customer billings and accounts receivable balances at the “reasonable assurance” level as of September 30, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Disclosure Controls and Internal Control Over Financial Reporting.

Our plans to remediate the material weaknesses and deficiency in the design of our disclosure controls and procedures identified above include the following:

1.
Implement additional required billing and accounts receivable procedures.   Additional procedures have been put in place, subsequent to September 30, 2009, to proactively identify and track customer contracts and to compare newly issued customer invoices to the terms of these customer contracts.  We will also require that material customer accounts receivable balances are periodically compared to accounts payable statements received from customers.

2.
Define the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.  We are currently in the process of defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

Although we believe the execution of these plans will improve our systems of disclosure controls and internal controls over financial reporting, the effectiveness of these plans, once executed, will be subject to testing by us and our independent registered public accounting firm and there can be no assurance at this time that these plans will effectively remediate the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

In connection with management’s review of its internal control over financial reporting, we made the following changes during the fourth quarter of fiscal 2009, which are reasonably likely to materially affect our internal control over financial reporting:  a) we updated our documentation of accounting procedures for significant accounting processes such as billings, cash receipts, payroll, accounts payable, cash disbursements, equity accounting, debt accounting, and general ledger transactions, b) we have instituted additional review and approval procedures for general ledger account reconciliations and journal entries, and c) we have instituted additional review and approval procedures for cash disbursements.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Officers

The name and age of each of our  directors and the executive officers of the Company and their respective positions with us are set forth below.  Additional biographical information concerning each of the directors and the executive officers follows the table.

Name	Age	Title

Jay H. Schecter	56	Chief Executive Officer and Director
John Messina	42	President and Director
Stephen DelVecchia	40	Chief Financial Officer
Mark S. Levine	48	Chief Operating Officer
Norman Goldstein	68	Director
Robert Cassera	47	Director
Joseph Cassera	50	Director

Jay H. Schecter was appointed Chief Executive Officer in March 2009.  Mr. Schecter has served as a Director of Accountabilities since December 2006 and as an officer with TSE since 1999, overseeing the areas of corporate strategic planning, credit and finance and legal.  From 1984 until joining TSE, Mr. Schecter served as Senior Vice President of Kaufman Astoria.

John Messina was appointed President in March 2009.  Mr. Messina joined the Accountabilities’ Board of Directors in April 2007 and is currently Executive Vice President of TSE, and has been with TSE since 1997.  Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses.

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

Robert Cassera has served as a Director of Accountabilities since February 2009.  Mr. Cassera is the founder, sole owner, and has been the president and director of TSE since 1993.  TSE itself and through several wholly-owned subsidiaries, including Tri-State Employment Service, Inc. and TS Staffing Corp, primarily offers temporary staffing and related services to municipalities and privately-held and public companies as well as Professional Employer Organization and ancillary services to privately-held and public companies.

Joseph Cassera has served as a Director of Accountabilities since September 2009.  Mr. Cassera is currently Vice President of Operations of TSE, and has been with TSE since 2001.  Prior to joining TSE, Mr. Cassera served as the Senior Network Administration overseeing information technology operations and other wide area network activities for Siemens AG from 1986 to September 2001.

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

Audit Committee Financial Expert

Our Board of Directors has designated Norman Goldstein as the Audit Committee’s financial expert.  Mr. Goldstein is considered “independent” under NASD Rule 4200(a) (15).  Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Goldstein’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon Mr. Goldstein any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of our Audit Committee or the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2009, except that Thomas Cassera, Elliot Cole, Norman Goldstein, John Messina, Kathy Raymond, Jeff Raymond, Jay Schecter, John Trippiedi, TSE and Peter Ursino were late in filing Forms 3 required to be filed and to our knowledge Ronald Shapss has not filed a Form 3 as required.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Our Compensation Policy

Until September 2007, our Board of Directors reviewed and approved the annual compensation for our executive officers.  In September 2007, the Board of Directors appointed a Compensation Committee, consisting of Elliot Cole and Norman Goldstein, which pursuant to its charter has the responsibility of evaluating and approving compensation of directors and officers and formulating our compensation policy in the future.  In May, 2008 we were advised of the resignation of Elliot Cole from the Board of Directors and consequently, as a member of the Compensation Committee, leaving Norman Goldstein as the sole remaining member of the committee.  Our charter requires us to have a minimum of two members on the Compensation Committee; and therefore, as of the date of Mr. Cole’s resignation, the responsibilities of the Compensation Committee have been assumed by the Board of Directors.  To date, the primary objective of the compensation policy, including the executive compensation policy, as administered by the Board of Directors, has been to help attract and retain experienced, talented leaders who have the intelligence, drive and vision to guide us through the challenge of managing our existing business, and to develop new business initiatives.  This policy has been designed to reward the achievement of annual and long-term strategic goals aligning executive performance with company growth and shareholder value.  As a result of limited resources and a lack of profitability to date, the administration of our policy has not yet included the award of any significant cash bonuses.  The Board of Directors has endeavored to promote an ownership mentality among key management and the Board of Directors, and thus rewards to members of management and other key employees to date have been primarily in the form of restricted stock grants.

The compensation policy administered by the Board of Directors has been designed to reward performance.  In measuring executive officers’ contribution to us, the Board of Directors has considered numerous factors, including our growth and financial performance as measured by revenue, gross margin and net income before taxes among key performance indicators; however, compensation to our executive officers in 2009 consisted, for the most part, of base salaries that were determined pursuant to employment agreements or other arrangements in place with such officers.

Regarding most compensation matters, including executive and director compensation, management provides recommendations to the Board of Directors.  In addition, inasmuch as certain executive officers have been members of the Board, their views as to their own compensation have been taken into account by the Board.  Until September 2007 when it established the Compensation Committee, the Board of Directors did not delegate any of its functions to others in setting compensation; however, in September 2007, the Board authorized the grant of restricted stock awards with respect to 1,500,000 shares of our common stock to key employees and others who contribute to our success , and authorized Allan Hartley, our President at that time, and Stephen DelVecchia, our Chief Financial Officer, to designate the recipients of such awards after consultation with an outside consultant.  These awards, which were designated to reward contributions in fiscal 2007 and promote continued contributions to our growth and success in the future, were made in January 2008.  Prior to September 2007, the Board of Directors did not engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of management’s control.  The Board of Directors does not subscribe to an exact formula for allocating cash and non-cash compensation, and no equity based compensation was awarded during fiscal 2009 whereas awards were made to existing employees and new hires during fiscal year 2008.  Neither the Board of Directors nor the Compensation Committee has developed formal guidelines to use for allocating compensation between cash and non-cash compensation; however, the Board of Directors believes that long-term performance can be enhanced through an ownership culture that encourages long-term participation by executive officers in equity based awards, and it is anticipated that the Compensation Committee (or Board of Directors, as applicable) will take into account the liquidity and market price of equity to be awarded, publicly available data for other comparable companies, the number of shares and options held by members of management and our cash position in determining the appropriate allocation.  It is anticipated that in making such allocations, the Compensation Committee (or Board of Directors, as applicable) will balance our need to limit cash expenditures with the expectations of those individuals that it hopes to recruit and retain as employees, and that incentive compensation will be split between cash and equity in a ratio designed to best motivate the executives after taking into account available resources.

Elements of Our Compensation Plan

The principal components of compensation for our executive officers are:

•	base salary;
•	performance-based incentive cash compensation;
•	stock awards; and
•	retirement and other benefits.

Base salary, performance based awards and stock awards may be tailored to best fit an executive officer’s specific circumstances or if required by competitive market conditions for attracting and retaining skilled personnel.  Factors considered include the individual’s particular background and circumstances, including training and prior relevant work experience, and comparison to other executives within our company having similar levels of experience.  Compensation paid in fiscal 2009, 2008 and  2007 to executive officers was primarily determined by reference to the initial compensation arrangement agreed to when each executive officer joined us and for certain executive officers, including Mr. DelVecchia and Mr. Levine, the employment agreements between them and us.

Base Salary

We provide certain of our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility.

Base salaries of our most highly compensated executives during fiscal 2009 and 2008 were primarily established by the terms of employment agreements with these executives.  During its review of base salaries for executives, the Board primarily considered:

•
market data, which generally consisted of publicly available filings of other professional staffing and workforce solutions companies, including Spherion Corp., Westaff Inc., Resources Connection, Inc. and Kforce, Inc.;

•	internal review of the executives’ compensation, both individually and relative to other officers; and
•	individual performance of the executive.

Salary levels are typically evaluated annually as part of our performance review process as well as upon a promotion or other change in job responsibility.  We have not established specific quantitative performance goals for individual executives.  In as much as we have only a limited operating history with respect to our current business, and the level of compensation which could be paid to our executive officers has been limited by available resources, annual performance reviews have not been a material element of determining compensation.  It is anticipated that the Board of Directors, or the Compensation Committee that may be formed, will develop more formal review procedures and criteria as our business matures and resources become more available.

Performance-Based Incentive Compensation

The Board has made awards of our common stock to officers and other employees to promote high performance and achievement of corporate goals, encourage the growth of stockholder value and allow key employees to participate in our long-term growth and profitability.  In March 2008, Mr. DelVecchia and Mr. Levine were granted restricted stock awards with respect to 450,000 and 200,000 shares of common stock, respectively, which more closely aligned the equity based component of Mr. DelVecchia’s compensation to date with that of Mr. Levine.  The award of stock assists us in:

•	enhancing the link between the creation of stockholder value and long-term executive incentive compensation;
•	providing an opportunity for increased equity ownership by executives; and
•	maintaining competitive levels of total compensation.

Stock award levels vary among participants based on their positions within our company.

We have paid only nominal cash bonuses during the past two fiscal years and have not established any specific individual or corporate quantitative and qualitative performance goals for determining future performance based incentive compensation, except to the extent that executive officers are entitled to such compensation pursuant to employment agreements.  Incentive compensation payable under employment agreements is based upon a percentage of earnings before income taxes, depreciation and amortization or net profit.  Other than nominal bonuses awarded to a limited number of employees, no bonuses were paid with respect to fiscal 2009 or 2008 because we did not achieve profitability.  The Board of Directors or Compensation Committee has not yet developed a policy with respect to how incentive cash compensation will fit within its overall compensation philosophy but it is anticipated that any such policy will be influenced by competitive market conditions for attracting and retaining skilled personnel.

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

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid during the fiscal years ended September 30, 2009 and 2008 to our Chief Executive Officer and two most highly compensated executive officers who earned in excess of $100,000 during fiscal 2009, whom we sometimes refer to herein as the “Named Officers”.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Jay Schecter,	2009	-	-	-		-	-	-	-	-
CEO (1)	2008	-	-	$1,196	(3)	-	-	-	-	$1,196

Jeffrey J. Raymond	2009	$55,677	-	-		-	-	-	$4,354	$60,031
Former CEO (2)	2008	$21,600	-	-		-	-	-	-	$21,600

Stephen DelVecchia	2009	$176,726	-	$45,485	(3)	-	-	-	$6,000	$228,212
Chief Financial Officer	2008	$155,631	$793	$77,470	(3)	-	-	-	$6,000	$239,894

Mark S. Levine	2009	$176,881	-	$52,390	(3)	-	-	-	$9,600	$238,871
Chief Operating Officer	2008	$212,029	-	$46,410	(3)	-	-	-	$9,600	$268,039

(1)
Mr. Schecter was appointed Chief Executive Officer in March 2009.   Mr. Schecter does not receive a salary from us.  In January 2008, each member of the Board of Directors, including Mr. Schecter was granted 20,000 shares of restricted common stock.

(2)
Mr. Raymond served as Chief Executive Officer from May 2008 until March 2009.  The table presented above does not reflect compensation paid to a consulting firm through which Mr. Raymond provided services to us in fiscal 2008 prior to his becoming an executive officer.  Beginning in November 2009, Mr. Raymond began providing consulting services to us.

(3)
Represents compensation expense recorded with respect to a grant of restricted stock which assumes stock vests over the full vesting period and which is based upon the market price of the stock awarded as discounted by 35% to reflect (a) certain sale restrictions and lack of liquidity and (b) recent private placement valuations of similarly restricted securities.

(4)	Represents automobile lease payments.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of
September 30, 2009:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jay Schecter,	1/31/08	-	-	-	-	-	13,333	(1)	$5,467	-	—
Chief Executive Officer

Stephen DelVecchia,	03/5/07	-	-	-	-	-	20,000	(2)	$8,200	-	—
Chief Financial Officer	1/31/08	-	-	-	-	-	150,000	(2)	$61,500

Mark Levine,	01/30/07	-	-	-	-	-	300,000	(3)	$123,000	-	-
Chief Operating Officer	1/31/08	-	-	-	-	-	133,333	(1)	$54,667

(1)	Represents an award of restricted stock that vests in equal annual installments on January 31, 2010 and 2011.
(2)	Represents an award of restricted stock that vests in equal annual installments, with the final installment to vest on March 5, 2010.
(3)	Represents an award of restricted stock that vests in equal annual installments on January 30, 2010, 2011 and 2012.
(4)	Represents closing price per share as reported by the Over-the-Counter quotation system on September 30, 2009 multiplied by the number of shares that had not vested as of such date.

Compensation of Our Board of Directors

Each member of the Board of Directors was granted 20,000 shares of restricted common stock in January 2008.  These shares vest in three equal installments on January 31, 2009, 2010 and 2011.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Norman Goldstein	-	$1,794	-	-	-	-	$1,794

John Messina	-	$1,794	-	-	-	-	$1,794

Alan Hartley (former Director)	-	$1,794	-	-	-	-	$1,794

(1)
Represents compensation expense recorded with respect to a grant of restricted stock in 2008 which assumes stock vests over the full vesting period and which is based upon the market price of the stock awarded as discounted by 35% to reflect (a) certain sale restrictions and lack of liquidity and (b) then recent private placement valuations of similarly restricted securities.

Potential Payments Upon Termination of Employment or Change of Control; Employment Agreements

We entered into an employment agreement in January 2007 with Mark Levine, our Chief Operating Officer, which provides for an annual base salary of $230,000 per annum and entitles Mr. Levine to an annual bonus of $25,000 or 2% of our earnings before interest, taxes and amortization, whichever is greater, and options to acquire 500,000 shares of our common stock at a purchase price of $.005 per share which vest at a rate of 100,000 shares per year.  We subsequently issued 500,000 shares of restricted stock to Mr. Levine in lieu of such options.  The agreement, which has an indefinite term, provides that Mr. Levine is entitled to three months severance pay, payable over a three month period if he is terminated without cause.  The Board of Directors approved this severance package based upon the caliber of services Mr. Levine brings to us and the competition we faced in filling this position.  As of September 30, 2009, the amount of severance compensation that would be payable to Mr. Levine in the event of a termination without cause would be $57,500. In the event that Mr. Levine’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination.

In March 2007, we entered into an employment agreement with Stephen DelVecchia, our Chief Financial Officer, which provides for an annual base salary of $150,000 for the first 90 days of employment, and $165,000 thereafter, and a profit sharing bonus of 1.5% of our net profit, but not in excess of 100% of base salary.  Mr. DelVecchia was issued 60,000 restricted shares of our common stock pursuant to the agreement, which vest at a rate of 20,000 shares per annum over a three year period.  The agreement, which has an indefinite term, provides for one month of severance pay if the agreement is terminated by us for any reason other than cause (as defined in the agreement), death or disability, or if the agreement is terminated by Mr. DelVecchia for good reason.  The Board of Directors approved this severance package based upon the caliber of services Mr. DelVecchia brings to us and the competition we faced in filling this position.  As of September 30, 2009, the amount of severance compensation that would be owed to Mr. DelVecchia in the event of a termination by us without cause or by Mr. DelVecchia for good reason would be $13,750, payable over a one month period.  If there is any material change in the ownership of our company, whether by purchase, merger, consolidation or otherwise, we are required to use our best efforts to secure the assumption of the agreement by successor ownership.  Failure of our company to obtain such assumption shall entitle Mr. DelVecchia to one month’s severance pay.  In the event that Mr. DelVecchia’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination.  In addition, Mr. DelVecchia was awarded a nominal bonus of $793 in fiscal 2008 to award his contributions to the financial management and reporting functions of our company.

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

The following table sets forth certain information as of December 14, 2009 with respect to our common shares beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of its common shares, and (iii) all executive officers and directors as a group.  Except as otherwise indicated, the mailing address for each person listed in the table is 160 Broadway – 11th Floor, New York, NY 10038.

	Amount and		Percentage
	Nature of		Of
	Beneficial		Outstanding
Name	Ownership		Shares
Norman Goldstein	870,000	(1)	3.6
Jay Schecter	20,000		*
John Messina	220,000		*
Mark Levine	762,500		3.2
Stephen DelVecchia	545,000		2.3
Jeffrey J. Raymond	2,633,334	(2)	11.1
Robert Cassera	13,532,874	(3)	57.2
All Executive Officers and Directors as a Group (7 persons)	18,583,708		78.5

Tri-State Employment Services, Inc.	13,532,874	(3)	57.2
Kathy Raymond	2,633,334	(2)	11.1

*	Less than 1%

(1)	Includes 250,000 shares issuable upon conversion of convertible note. The remaining 620,000 shares are owned by NGA, Inc. a corporation of which Mr. Goldstein is the sole shareholder.

(2)
Represents 2,423,334 shares owned by Pylon Management, Inc.150,000 shares owned by Washington Capital, LLC, 50,000 shares owned by Kathy Raymond, and 10,000 shares owned by Thomas Dietz.  Pylon Management, Inc. and Washington Capital, LLC are owned by Kathy Raymond who is the spouse of Jeffrey J. Raymond, and Thomas Dietz is the son of Kathy Raymond.

(3)
Based in part upon the Schedule 13D filed with the SEC on March 16, 2009 by Robert Cassera, an individual (“Cassera”), John P. Messina, Sr., an individual (“Messina”), Thomas Cassera, an individual (“TC”), Peter Ursino and his wife, Maria Ursino, individuals (collectively “Ursino”), John Trippiedi and his wife, Yolanda Trippiedi, individuals (collectively “Trippiedi”), and Tri-State Employment Services, Inc., a Nevada corporation (“TSE”), and Amendment No. 1 thereto filed with the SEC on August 25, 2009 by Cassera, Messina, TC, Ursino, Trippiedi, TSE, and Jay H. Schecter (“Schecter”).  Includes 12,795,274 shares beneficially owned by TSE.  Cassera has sole voting and dispositive power of the shares owned by TSE by reason of his direct ownership and control of TSE.  Includes 220,000 shares beneficially owned by Messina.  Messina has sole voting and dispositive power of all of the shares owned by Messina.  Includes 455,600 shares beneficially owned by TC.  TC has sole voting and dispositive power of all of the shares owned by TC.  Includes 30,000 shares beneficially owned by Ursino.  Maria Ursino and Peter Ursino each share voting and dispositive power of all of the shares owned by Ursino.  Includes 12,000 shares beneficially owned by Trippiedi.  John and Yolanda Trippiedi each share voting and dispositive power of all of the shares owned by Trippiedi.  4,000 of the shares beneficially owned by Trippiedi are owned of record by two accounts of which Trippiedi is custodian created pursuant to the Uniform Gift to Minors Act for the benefit of Trippiedi’s two children.  Includes 20,000 shares beneficially owned by Schecter.  Schecter has sole voting and dispositive power of all of the shares owned by Schecter.  The business address of each of the reporting persons is 160 Broadway, 15th Floor, New York, New York 10038.

(4)	Mr. Raymond ceased serving as an executive officer on March 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2007, as payment of a finder’s fee in connection with an acquisition transaction, we issued Pylon Management, Inc. 300,000 shares of our unregistered common stock and a $274,000 note bearing interest at 9% and payable in 104 equal weekly installments of $2,885.  During fiscal 2009 and 2008, payments under the note aggregated $75,000 and $150,000.  In addition, during the fiscal years ended September 30, 2009 and 2008, we paid $99,933 and $129,514, respectively, to Pylon Management, Inc. in consideration of consulting services rendered.  Pylon Management, Inc. and Washington Capital LLC are owned by Kathy Raymond, the spouse of our former Chief Executive Officer, Jeffrey J. Raymond. In addition, TSE paid $1,500 per week to Pylon Management, Inc. during 2008 and 2009 for consulting services provided by Mr. Raymond to TSE.

In April 2006, Norman Goldstein, who was appointed as our director in December 2006, loaned us $280,000, which was evidenced by an unsecured convertible note bearing interest at a rate of 1% per month.  On October 31, 2007, we entered into a forbearance agreement with Mr. Goldstein wherein Mr. Goldstein agreed to waive defaults and refrain from exercising his rights and remedies against us until October 31, 2008 in exchange for an increase in the interest rate to 18%.  On January 31, 2008, Mr. Goldstein exchanged the note, which had an outstanding balance of $200,000, for 600,000 unregistered shares of our common stock and a new unsecured convertible note in the principal amount of $100,000 due October 31, 2008.  The new note bears interest at an annual rate of 12% and is convertible at any time at the option of Mr. Goldstein, at a specified price of $0.40 per share.  The $100,000 is now past due and payable on demand, and bears interest at a rate of 18% per year.

We lease the majority of our workers from TSE, a professional employment organization and beneficial owner with its affiliates of approximately 57% of our common stock.  We lease employees in order to mitigate certain insurance risks and obtain greater employee benefits at more advantageous rates via TSE’s much larger scale.  Employees are leased from TSE based upon agreed upon rates which are dependent upon the individual employee’s compensation structure, as agreed to between us and the employee.  The total amount of leasing costs charged by TSE during the fiscal years ended September 30, 2009 and 2008 was $52,538,000 and $59,268,000, respectively.  TSE charges us its current market rate that it charges its other customers.  While Mr. Schecter and Mr. Messina do not receive compensation directly from us and we do not reimburse TSE for Mr. Schecter or Mr. Messina’s services, Mr. Schecter and Mr. Messina do receive, pursuant to TSE’s standard commission policies, commission based payments from TSE, equaling 0.1% (for Mr. Schecter) and 0.15% (for Mr. Messina) of the gross payroll portion of the leasing costs we pay to TSE.

In addition, in the second fiscal quarter of 2009, we received advances totaling $212,000 from TSE.  Also, in connection with certain amendments to the receivable sale agreement with the financial institution to which we sell our receivables, TSE has agreed to provide $250,000 in short term cash advances to us if necessary.  As of the date of this Annual Report on Form 10-K, no payments have been made on this commitment.  TSE has also agreed to fully guarantee the incremental increase in the overadvance under the receivable sale agreement, the balance of which was $266,496 as of December 11, 2009, as well as the weekly payments of $9,500 related to such overadvance.

In order to finance portions of the purchase price of an acquisition, we entered into a borrowing arrangement with TSE in 2007 pursuant to which up to $950,000 was eligible to be borrowed without interest.  As consideration for the loan, TSE was granted 600,000 unregistered shares of our common stock.  We borrowed and subsequently repaid $450,000 in March 2007, and borrowed the balance of $500,000 in June 2007 which was payable in equal weekly installments of $10,000.  During fiscal 2008, payments under the arrangement aggregated $228,000.  In March 2008, we issued 1,000,000 unregistered shares of our common stock to TSE in exchange for consideration of $200,000, which consisted of the cancellation of the remaining outstanding balance of the loan of $120,000, the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.

During the second quarter of 2008, we sold 1,107,500 unregistered shares of our common stock to certain employees, directors and existing shareholders, including Mark Levine (62,000 shares); Stephen DelVecchia (35,000 shares); John Messina (100,000 shares); and Kathy Raymond (50,000 shares) at a price of $0.20 per share.

During the third quarter of 2008, we entered into a stock purchase agreement with TSE pursuant to which TSE purchased 1,000,000 unregistered shares of common stock at a fair value of $0.20 per share.  We received a non-interest bearing note from TSE for $200,000 to finance the purchase.  As of September 30, 2008, the note had been paid in full by TSE.

In September 2007, the Board appointed an Audit Committee consisting of Mr. Cole and Mr. Goldstein.  In accordance with the Audit Committee Charter, any proposed transactions between our company and related parties were to be subject to the review and approval of the Audit Committee. In May 2008, we were advised of the resignation of Mr. Cole from the Board of Directors and consequently, as a member of the Audit Committee, leaving Mr. Goldstein as the sole remaining member of the committee.  Our charter requires us to have a minimum of two members on the Audit Committee and; therefore, as of the date of Mr. Cole’s resignation the responsibilities of the Audit Committee have been assumed by the Board of Directors.

We are currently engaged in discussions with TSE regarding potential transactions to improve our balance sheet and our financial condition.  There can be no assurance that these discussions will result in a transaction or that any transaction entered into would improve our balance sheet or financial condition.

Director Independence

The Board has affirmatively determined that Mr. Goldstein is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  The non-independent directors are Messrs. Cassera, Messina and Schecter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of our independent registered public accounting firm is made by the Board of Directors.  Our Board of Directors did not have an Audit Committee until an Audit Committee was established in September 2007.  In May 2008, the Board of Directors again assumed the responsibilities of the Audit Committee as described further in Item 13 of this report.

Our financial statements have been audited by Miller, Ellin & Company, LLP , an independent registered public accounting firm, for the fiscal years ended September 30, 2006 through 2008, and, after its acquisition of Miller Ellin in January 2009, by Rosen, Seymour Shapss Martin and Company LLP, an independent registered public accounting firm, for the fiscal year ended September 30, 2009.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2009 and September 30, 2008 by our independent auditors for the fiscal years ended September 30, 2009 and 2008:

	2009	2008

Audit Fees	$123,000	$64,000
Audit-Related Fees	-0-	48,000
Tax Fees	39,000	9,000
All Other Fees	-0-	-0-
Totals	$162,000	$121,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 in connection with us becoming a reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged were consistent with our independent auditors maintaining their independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent auditors’ independence and has determined that such services did not adversely affect their independence.

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

10.35	Form of warrant issued in connection with private placement of 100,540 shares of Accountabilities, Inc. common stock. (5)
10.36	Convertible Note Purchase Agreement between Accountabilities, Inc. and North Atlantic Resources LTD, Inc. dated August 6, 2007. (8)
10.37	Exchange Agreement dated February 28, 2008 between Accountabilities, Inc. and ReStaff Services, Inc. (6)
10.38	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $100,000. (6)
10.39	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000. (6)
10.40	Clarification Addendum to the Asset Purchase Agreement between Accountabilities, Inc. and ReStaff Services, Inc. (6)
10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock. (6)
10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to Accountabilities, Inc. in the principal amount of $200,000. (7)
10.43	Stock Purchase Agreement dated May 15, 2008 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (7)
10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 Private Placement. (7)
10.45	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman (9)
10.46	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman (9)
10.47	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Washington Capital LLC (9)
10.48	Promissory Note dated March 1, 2009 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,201,097 (10)
10.49	Lease dated September 17, 2009 between Accountabilities, Inc. and Braun Management, Inc. as agent for Daror Associates LLC (filed herewith)
24	Power of Attorney (located on signature page of this filing).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.
**	Constitutes a compensation plan required to be filed pursuant to Item 14 (c) of Form 10-K.

Footnote 1
Incorporated by reference to similarly numbered Exhibits filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 2	Incorporated by reference to similarly numbered exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 3.4 to the Form 10SB of Registrant filed with the Securities and Exchange Commission on November 21, 2000.

Footnote 4	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 5	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 6	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on April 15, 2008.

Footnote 9	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 17, 2009.

Footnote 10	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

ACCOUNTABILITIES, INC.

By:	Jay H. Schecter
Jay H. Schecter
Chief Executive Officer

Date: December 28, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Jay H. Schecter and Stephen DelVecchia and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Schecter	Chief Executive Officer and Director	December 28, 2009
Jay H. Schecter	(Principal Executive Officer)

/s/ Stephen DelVecchia	Chief Financial Officer	December 28, 2009
Stephen DelVecchia	(Principal Financial and Accounting Officer)

/s/ John Messina	President and Director	December 28, 2009
John Messina

/s/ Norman Goldstein	Director	December 28, 2009
Norman Goldstein

/s/ Robert Cassera	Director	December 28, 2009
Robert Cassera

/s/ Joseph Cassera	Director	December 28, 2009
Joseph Cassera

INDEX TO FINANCIAL STATEMENTS

ACCOUNTABILITIES, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Accountabilities, Inc.

We have audited the accompanying balance sheet of Accountabilities, Inc. (the “Company”), as of September 30, 2009 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The September 30, 2008 and 2007 financial statements were audited by Miller, Ellin & Company, LLP, who merged with Rosen Seymour Shapss Martin & Company LLP as of January 1, 2009, and whose report dated November 14, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accountabilities, Inc. as of September 30, 2009 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
December 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Accountabilities, Inc.

We have audited the accompanying balance sheet of Accountabilities, Inc. (the “Company”), as of September 30, 2008  and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accountabilities, Inc. as of September 30, 2008 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller, Ellin & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 14, 2008

ACCOUNTABILITIES, INC.
BALANCE SHEETS

	September 30,	September 30,
	2009	2008

ASSETS

Current assets
Cash	$63,000	$69,000
Accounts receivable – less allowance for doubtful accounts of $188,000 and $445,000, respectively	996,000	1,362,000
Due from financial institution	130,000	202,000
Unbilled receivables	783,000	671,000
Prepaid expenses	299,000	326,000
Due from related party	21,000	51,000
Total current assets	2,292,000	2,681,000

Property and equipment, net	141,000	340,000
Other assets	21,000	10,000
Intangible assets, net	944,000	1,426,000
Goodwill	2,947,000	3,332,000
Total assets	$6,345,000	$7,789,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,579,000	$1,441,000
Accrued wages and related obligations	1,836,000	2,009,000
Current portion of long-term debt	454,000	420,000
Current portion of related party long-term debt	811,000	946,000
Acquisition related contingent liability	-	193,000
Due to related party	344,000	61,000
Total current liabilities	5,024,000	5,070,000

Long-term debt, net of current portion	190,000	307,000
Related party long-term debt, net of current portion	580,000	1,144,000
Total liabilities	5,794,000	6,521,000

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 23,689,000 and 23,792,000 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	3,397,000	3,236,000
Accumulated deficit	(2,848,000)	(1,970,000)
Total stockholders’ equity	551,000	1,268,000

Total liabilities and stockholders’ equity	$6,345,000	$7,789,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Revenue	$56,989,000	$63,120,000	$54,657,000

Direct cost of services	49,647,000	54,531,000	46,838,000

Gross profit	7,342,000	8,589,000	7,819,000

Selling, general and administrative expenses *	7,299,000	7,573,000	6,529,000
Depreciation and amortization	411,000	445,000	321,000

(Loss) income from continuing operations	(368,000)	571,000	969,000

Interest expense	429,000	834,000	895,000
Loss on impairment of fixed assets	95,000	-	-
Loss on goodwill impairment	-	148,000	-
Net loss on debt extinguishments	-	100,000	-

Net (loss) income from continuing operations	(892,000)	(511,000)	74,000

Income (loss) from discontinued operations	14,000	(172,000)	(258,000)

Net loss	$(878,000)	$(683,000)	$(184,000)

Net (loss) income per share from continuing operations:
Basic	$(0.04)	$(0.03)	$0.01
Diluted	$(0.04)	$(0.03)	$0.01

Net (loss) income per share from discontinued operations:
Basic	$0.00	$(0.01)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.02)

Total net loss per share:
Basic	$(0.04)	$(0.03)	$(0.01)
Diluted	$(0.04)	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic	22,511,000	19,903,000	15,515,000
Diluted	22,511,000	19,903,000	15,515,000

* Includes $161,000, $291,000 and $29,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively in non-cash charges for stock-based compensation.

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(878,000)	$(683,000)	$(184,000)
Less: net income (loss) from discontinued operations	14,000	(172,000)	(258,000)
Net (loss) income from continuing operations	$(892,000)	$(511,000)	$74,000

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	411,000	445,000	321,000
Bad debt expense	211,000	156,000	188,000
Stock-based compensation	161,000	291,000	29,000
Loss on impairment of fixed assets	95,000	-	-
Net loss on debt extinguishments	-	100,000	-
Loss on goodwill impairment	-	148,000	-
Amortization of discount on long-term debt	-	18,000	7,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	43,000	(787,000)	(339,000)
Due from financial institution	55,000	(79,000)	322,000
Prepaid expenses	24,000	(58,000)	15,000
Due to/from related party	313,000	(108,000)	(37,000)
Other assets	(11,000)	24,000	(2,000)
Accounts payable and accrued liabilities	28,000	1,000,000	320,000
Net cash provided by operating activities- continuing operations	438,000	639,000	898,000
Net cash used in operating activities- discontinued operations	(36,000)	(225,000)	(280,000)
Net cash provided by operating activities	402,000	414,000	618,000

Cash flows from investing activities:
Purchase of property and equipment	(11,000)	(265,000)	(69,000)
Acquisitions	-	-	(730,000)
Net cash used in investing activities- continuing operations	(11,000)	(265,000)	(799,000)
Net cash used in investing activities- discontinued operations	-	-	-
Net cash used in investing activities	(11,000)	(265,000)	(799,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	275,000
Principal payments on long-term debt	(83,000)	(217,000)	(289,000)
Proceeds from issuance of long-term debt – related parties	-	62,000	384,000
Principal payments on long-term debt – related parties	(314,000)	(560,000)	(590,000)
Payments on contingent acquisition related liability	-	(64,000)	(191,000)
Proceeds from issuance of common stock	-	562,000	721,000
Net cash (used in) provided by financing activities-continuing operations	(397,000)	(217,000)	310,000
Net cash provided by financing activities-discontinued operations	-	-	-
Net cash (used in) provided by financing activities	(397,000)	(217,000)	310,000

Change in cash	(6,000)	(68,000)	129,000

Cash at beginning of period	69,000	137,000	8,000

Cash at end of period	$63,000	$69,000	$137,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

Statement of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of September 30, 2006	12,759,000	$1,000	$642,000	$(1,103,000)	$(460,000)

Issuances in satisfaction of Humana Businesses’ liabilities	950,000	-	89,000	-	89,000
Issuances of unregistered common stock	1,445,000	1,000	602,000	-	603,000
Issuance of unregistered common stock with loan for purchase of ReStaff	600,000	-	119,000	-	119,000
Issuance of unregistered common stock for ReStaff acquisition	830,000	-	188,000	-	188,000
Restricted stock grants and stock-based compensation expense	585,000	-	29,000	-	29,000
Restricted stock issued for future services	300,000	-	66,000	-	66,000
Net loss for the year ended September 30, 2007		-	-	(184,000)	(184,000)
Balances as of September 30, 2007	17,469,000	2,000	1,735,000	(1,287,000)	450,000

Note conversions to unregistered common stock	2,194,000	-	622,000	-	622,000
Restricted stock grants and stock-based compensation expense, net of forfeitures	1,337,000	-	291,000	-	291,000
Issuance of unregistered common stock to employees and directors for cash	1,108,000	-	221,000	-	221,000
Issuance of unregistered common stock to related party for cash and cancellation of invoices	1,400,000	-	280,000	-	280,000
Private placement to independent third parties	284,000	-	87,000	-	87,000
Net loss for the year ended September 30, 2008		-	-	(683,000)	(683,000)
Balances as of September 30, 2008	23,792,000	2,000	3,236,000	(1,970,000)	1,268,000

Forfeitures of restricted stock grants	(103,000)
Stock-based compensation expense			161,000		161,000
Net loss for the year ended September 30, 2009				(878,000)	(878,000)
Balances as of September 30, 2009	23,689,000	$2,000	$3,397,000	$(2,848,000)	$551,000

The accompanying notes are an integral part of these financial statements.

ACCOUNTABILITIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of the Company and its Business

Accountabilities, Inc. (the “Company”) was incorporated in November 1994 under the laws of the State of Delaware under the name Thermaltec International, Corp.  On May 18, 2001, the Company changed its name to TTI Holdings of America Corp. (“TTI”).  From its inception until July 2001, TTI was primarily engaged in the thermal spray coating industry in the United States and Costa Rica.  In July 2001, TTI discontinued the operations of its thermal spraying business.  In August 2002, in anticipation of a merger which did not occur, TTI merged with a newly formed wholly owned subsidiary, Steam Cleaning USA Inc., and simultaneously changed its name to Steam Cleaning USA, Inc. In July 2003, Steam Cleaning USA, Inc. acquired all of the outstanding common stock of Humana Trans Services Holding Corp., in exchange for substantially all of the outstanding shares of Steam Cleaning USA, Inc. and as a result changed its name to Humana Trans Services Holding Corp. (“Humana”).  Humana’s primary business operations consisted of i) providing employee leasing and benefits processing services to clients and ii) temporary staffing solutions to the trucking industry.  On or about December 31, 2004 Humana sold its employee leasing and benefits processing business to a third party.  In July 2005, Humana sold the segment of its business devoted to the trucking industry to an entity controlled by its management team.  On June 9, 2005 (the Date of Inception) the Company formed a new subsidiary, Accountabilities Inc., for the purpose of acquiring a business plan and concept related to the staffing and recruitment of professional employees.  Operations related to the business of Accountabilities, Inc. began on September 1, 2005.  In October 2005, Accountabilities, Inc. was merged into Humana and the surviving corporation changed its name to Accountabilities, Inc.  All references to the business of the Company prior to the Date of Inception are hereinafter referred to as “the Humana Businesses”.  In fiscal 2009, the Company became 57% beneficially owned by TriState Employment Services, Inc. (“TSE”) and affiliated entities through a series of purchases of the Company’s outstanding common stock. TSE is also the professional employer organization from whom the Company leases the majority of its employees.

The Company is a national provider of temporary commercial staffing in areas such as light industrial and clerical services.  The Company conducts all of its business in the United States through the operation of 13 offices.

Discontinued Operations

In addition to its light industrial and clerical service offerings the Company has historically provided professional accounting and finance consulting and staffing services through both its CPA Partner on Premise Program and directly to clients.

In April 2009, the Company discontinued its CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with regional public accounting firms.  As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.  Also, subsequent to the Company’s 2009 fiscal year end, during the first quarter of 2010, in an effort to focus management’s efforts more directly on its light industrial and administrative service offerings, the Company discontinued its remaining accounting and finance operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 1.6% in fiscal 2009 and 2.1% of total revenue in both fiscal 2008 and 2007 is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Cash

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered.  Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.  The Company sells its accounts receivable under a sale agreement, as described in a later note to these financial statements.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and Fixtures	3 years
Office Equipment	3 years
Computer Equipment	5 years
Software	3 years
Leasehold Improvements	Term of lease

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.   A loss on impairment of fixed assets of $95,000 has been recorded during the fourth quarter of fiscal 2009 to reflect the loss of the leasehold improvements due to the relocation of the Company’s corporate headquarters.

Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  The Company performed its latest annual impairment analysis as of May 31, 2009 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2009.  Other intangible assets with finite lives are subject to amortization, and are tested for impairment when events and circumstances indicate that an asset or asset group might be impaired.

Stock-Based Compensation

The Company calculates stock-based compensation expense including compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on estimated fair values.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over any required service period.

Per Share Information

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period calculated using the treasury-stock method. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  The dilutive effect of common stock that may be issued as compensation is reflected in the calculation to the extent that any exercise price and compensation for future services is less than the market value of the shares.  The weighted average number of shares for 2009, 2008 and 2007 does not include the anti-dilutive effect of 716,000, 1,004,000 and 946,000 common stock equivalents representing warrants, convertible debt and the effect of non-vested shares since including them would be anti-dilutive.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

Reclassification

Certain prior period amounts were reclassified to conform to the current year presentation.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition after giving consideration to the subsequent purchase price adjustments discussed above:

Property and equipment	$5,000
Non-competition agreement	81,000
Accounts receivable	200,000
Customer lists and relationships	1,199,000
Goodwill	1,505,000
Total assets acquired	2,990,000
Accrued liabilities	(62,000)
Total purchase price	$2,928,000

Customer lists and relationships, and the non-competition agreement are being amortized over weighted average useful lives of seven years and three years, respectively.  For the year ended September 30, 2009, amortization of $165,000 and $27,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.  For the year ended September 30, 2008 amortization of $183,000 and $27,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.  For the year ended September 30, 2007 amortization of $122,000 and $16,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.

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

In connection with this acquisition, in December, 2008, the Company received an assessment from the California Employment Development Department (“EDD”).  Due to indemnification clauses in the asset purchase agreement entered into for the Stratus Acquisition, the ultimate timing and resolution of the “Acquisition related contingent liability” was dependent on the resolution of the assessment from the EDD.   On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.  The Company calculated the amount owed for the earnout as of the end of the earnout period, November 28, 2008, to be $109,000.  As of November 28, 2008, the estimated liability of $193,000 exceeded the amount of contingent consideration, and the $84,000 reduction of the liability was recorded as a reduction in the value of the acquired intangible assets on the accompanying balance sheets.   In September, 2009, the estimated liability was settled and partially offset against receivables from Stratus of $7,000 and the remaining $102,000 reduction of the liability was recorded as a further reduction in the value of the acquired intangible assets on the accompanying balance sheets.

4.      Intangible Assets and Goodwill

The following table presents detail of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at September 30, 2009 and 2008:

	As of September 30, 2009			As of September 30, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$1,821,000	$(888,000)	$933,000	$2,007,000	$(625,000)	$1,382,000
Non-competition agreements (3 years)	111,000	(100,000)	11,000	111,000	(67,000)	44,000
Total	$1,932,000	$(988,000)	$944,000	$2,118,000	$(692,000)	$1,426,000

Goodwill (indefinite life)	$2,947,000		$2,947,000	$3,332,000		$3,332,000

The Company recorded amortization expense for the years ended September 30, 2009, 2008, and 2007 of $297,000, $336,000 and $263,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending September 30, 2010, 2011, 2012, 2013 and 2014 is $238,000, $227,000, $227,000, $183,000, and $69,000 respectively.

As previously discussed, the Company has recorded adjustments to goodwill and debt related to the ReStaff acquisition as a consequence of the acquired operations generating less than $1,000,000 in net income in the calendar year 2008.  The resulting adjustments to goodwill are as follows:

Goodwill as of September 30, 2008	$3,332,000
ReStaff purchase price adjustment	(385,000)
Goodwill as of September 30, 2009	$2,947,000

5.      Related Parties

The Company leases the majority of its workforce from TSE, a professional employer organization that is also the beneficial owner, with its affiliates, of a majority of the Company’s outstanding common stock.  Accrued wages and related obligations include the costs associated with employees leased from TSE.  Accrued leased employee costs payable to TSE were $1,830,000 and $1,962,000 as of September 30, 2009 and 2008, respectively.  The Company leases employees associated with all of its operations, with the exception of certain employees involved only in corporate functions.  TSE charges us its current market rate that it charges its other customers. The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance.  The total amount charged by TSE for the years ended September 30, 2009, 2008, and 2007 was $52,538,000, $59,268,000, and $50,979,000, respectively.

The caption “Due from related party” on the accompanying Balance Sheets represents outstanding amounts advanced to a company whose owners are major shareholders of $7,500 and the former president of the Company of $14,000.  The Company received a promissory note dated March 24, 2006 in the principal amount of $14,000 from the former president of the Company.  The note is payable upon demand and is not subject to interest.

The Company also received advances from, and owes other amounts to TSE totaling $285,000, and is included in Due to related party on the accompanying Balance Sheet, along with $59,000 due a former officer of the Company for compensation related to the discontinued accounting operations.

6.      Property and Equipment

At September 30, 2009 and 2008 property and equipment consisted of the following:

	September 30,	September 30,
	2009	2008

Furniture and fixtures	$162,000	$162,000
Office equipment	39,000	32,000
Computer equipment	177,000	174,000
Software	5,000	5,000
Leasehold improvements	8,000	159,000
	391,000	532,000
Less accumulated depreciation	250,000	192,000
	$141,000	$340,000

7.      Long-Term Debt

Long-term debt at September 30, 2009 and 2008 is summarized as follows:

	September 30,	September 30,
	2009	2008

Long-term debt
16.25% subordinated note (i)	$102,000	$102,000
3% convertible subordinated note (ii)	408,000	436,000
18% unsecured note (iii)	80,000	80,000
Long term capitalized consulting obligations (v)	-	38,000
Long term capitalized lease obligation (xii)	4,000	21,000
Other debt	50,000	50,000
Total	644,000	727,000
Less current maturities	454,000	420,000
Non-current portion	190,000	307,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
Long term capitalized consulting obligations (vi)	-	17,000
12% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	131,000	65,000
6% unsecured note (ix)	-	100,000
6% unsecured note (x)	1,056,000	1,631,000
9% unsecured note (xi)	-	73,000
Total	1,391,000	2,090,000
Less current maturities	811,000	946,000
Non-current portion	580,000	1,144,000

Total long-term debt	2,035,000	2,817,000
Less current maturities	1,265,000	1,366,000
Total non-current portion	$770,000	$1,451,000

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note originally had an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and imposed a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 16.25%.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

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

(iv)           A $150,000 unsecured demand note was issued March 31, 2006, to a principal shareholder of the Company.  The note originally bore an annual interest rate of 8%. On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

The Company has entered into three long term consulting obligations which require the Company to pay fixed recurring amounts but which do not require the other party to provide any minimum level of services.  Consequently, the agreements have been treated as debt obligations in the accompanying financial statements and capitalized, net of interest imputed at a rate of 8.75% per year.  The imputed interest was determined by reference to terms associated with credit available to the Company at that time.  All three agreements expired on March 31, 2009.

(v)           Two of the agreements require annual payments of $60,000 in the first two years and $30,000 in the final year, payable in fixed weekly amounts.  These two agreements in total were initially recognized at a fair value of $292,000 using a discount rate of 8.75%.

(vi)           The third agreement is with a major shareholder of the Company and requires annual payments of $30,000 in each of three years, payable in fixed weekly amounts.  The agreement was initially recorded at a fair value of $84,000 using an interest rate of 5%.

18% Unsecured Convertible Note

(vii)           A $100,000 unsecured convertible note and 600,000 shares of unregistered common stock, having a fair value of $177,000, were issued on January 31, 2008, to a shareholder and director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was due October 31, 2008, and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

Demand Loans

(viii)           Demand Loans consist of amounts due to three separate shareholders of the company.  The amounts are not subject to interest and are classified as short-term loans.  Included in the balance as of September 30, 2009 is the disputed claim amount asserted by the former owner of ReStaff of $75,000, as discussed in Note 3 above.

ReStaff Inc., Acquisition Notes

As partial consideration associated with the ReStaff Acquisition the following notes remain outstanding.  The notes described in (ix) and (x) below were issued to the then sole shareholder of ReStaff who was also issued 600,000 shares of unregistered common stock as partial consideration.  The note described in (x) below is subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.  The debt described in (xi) below was issued to a separate major shareholder of the Company.

(ix)           In February 2008, a $100,000 unsecured note was issued.  The note was due March 5, 2009, and bore an annual interest rate of 6%.  During the third fiscal quarter of 2009, the debt incurred in the ReStaff Acquisition was reduced and restructured as previously described .  This note was combined with the note described in (x) below during the restructuring.

(x)           In February 2008, a $1,700,000 unsecured note was issued, as previously explained.  The note bore an annual interest rate of 6% with principal and interest payable in equal monthly installments of $39,925 over four years beginning May 1, 2008.  As mentioned above, the note was subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.  The Company completed its analysis of the net income calculation for the year ended December 31, 2008 and as a result, the debt described above was reduced and restructured in accordance with the calculation as set forth in the note.  This restructuring involved the exchange of the notes payable with outstanding principal balances of $1,560,000 and $100,000 for a single new note in the amount of $1,201,000 bearing an annual interest rate of 6%.  As of September 30, 2009 the amount owed totals $1,056,000, which consists of $477,000 within short term liabilities and $579,000 within non-current liabilities.  The note is due March 1, 2012 and is payable in equal monthly installments of $36,540.  This note is also subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income (as defined in the asset purchase agreement) in any calendar year during the term of the note.

(xi)           In February 2007, a $275,000 unsecured note was issued as partial finder’s fee consideration, bore annual interest of 9%, with principal and interest payable in equal monthly installments of $2,885 over 104 months.

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

The aggregate amounts of long-term debt maturing after September 30, 2009 are as follows:

2010	1,265,000
2011	534,000
2012	236,000
2013	-
2014	-
Thereafter	-
$2,035,000

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations.  As of September 30, 2009 current liabilities exceeded current assets by $2,732,000.  Included in this amount, is approximately $476,000, which represents the current portion of the debt described in (x) above, the total of which is subject to reduction in the event the acquired operations do not attain sufficient levels of profitability.  Also included in current liabilities, is $700,000 of unremitted payroll taxes associated with a discontinued subsidiary as disclosed in the following Note 14, which has been outstanding since fiscal 2004 and for which the ultimate date of resolution is unknown.  Additionally, subsequent to September 30, 2009, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities including obtaining further forbearance agreements or favorable restructuring of its debt, issuing unregistered common stock in exchange for debt, and seeking additional reductions in operating expenditures and increases in operating efficiencies.

8.      Stock-Based Compensation

In September, 2007, the Company’s Board of Directors adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of September 30, 2009 grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares and the changes during the years ended September 30, 2009, 2008 and 2007 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2006	-	-
Granted	585,000	$0.34
Nonvested at September 30, 2007	585,000	$0.34
Granted	1,403,000	$0.30
Vested	(298,000)	$0.32
Forfeited	(66,000)	$0.30
Nonvested at September 30, 2008	1,624,000	$0.31
Vested	(567,000)	$0.31
Forfeited	(84,000)	$0.25
Nonvested at September 30, 2009	973,000	$0.31

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

For the years ended September 30, 2009, 2008, and 2007, compensation expense relating to restricted stock awards was $161,000, $174,000 and $29,000, respectively.  As of September 30, 2009, there was $182,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 1.9 years. The total fair value on the vesting date of the shares that vested during the year ended September 30, 2009 was $68,000.

In March, 2008, the Company issued 400,000 shares of unregistered common stock to TSE in exchange for the cancellation of $26,000 of outstanding invoices payable and $54,000 in cash.  The shares had a fair value of $106,000 on the date of issuance.   The difference between the fair value of the shares issued and the consideration received has been recorded as stock-based compensation expense of $26,000.

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

9.           Concentrations of Credit Risk

The Company maintains cash accounts with high credit quality financial institutions.  At times, such accounts are in excess of federally insured limits.  To date, the Company has not experienced any losses in such accounts.  Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables.  However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas.  The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses.  To reduce credit risk, the Company performs credit checks on certain customers.  No single customer accounted for more than 10% of revenue for the years ended September 30, 2009, 2008, or 2007.

10.           Stockholders’ Equity

As of the Date of Inception, a stockholders’ deficit of $1,765,000 existed relating to remaining liabilities associated with the discontinued Humana Businesses, and was recognized in Additional paid-in capital with a corresponding amount in Accounts payable and accrued liabilities.  From the Date of Inception through September 30, 2007 approximately 6,536,000 shares of unregistered common stock of the Company were issued in satisfaction of these liabilities.  During fiscal 2009 and 2008, no additional shares were issued relating to the Humana Businesses.   As stock issuances to settle these liabilities were completed, both the stockholders’ deficit and Accounts payable and accrued liabilities were reduced.  As of September 30, 2009 and 2008 the total remaining amount of these liabilities outstanding was $700,000 related to unremitted payroll tax withholdings of the subsidiary conducting the discontinued employee leasing and benefit processing business.

On November 26, 2006, the Company completed the private placement of 1,000,000 shares of unregistered common stock to TSE in exchange for $200,000 in cash and a non-interest bearing note with a principal amount of $200,000.  The note was subsequently collected in December, 2006.

In February 2007, the Company commenced a private offering to sell up to $3,000,000 of convertible exchangeable notes bearing 8% annual interest and warrants to purchase up to 799,800 shares of common stock.  The notes were to be convertible into unregistered common shares at a price of 75% of the average closing price of the Company’s common stock over the preceding five days prior to the election to convert, subject to a minimum conversion price of $.40 per share.  Each warrant is exercisable for one share of common stock at an exercise price of $.75 per share at any time prior to the two year anniversary date of its issuance.  The offering was subsequently terminated by the Company in April 2007.  In total, $202,000 in net proceeds pursuant to the private offering was received during fiscal 2007.  All investors elected to immediately convert the notes into shares of unregistered common stock, and consequently 445,000 unregistered common shares and 55,986 warrants have been issued and are outstanding.  Due to the immediate election to convert, the transactions have been accounted for as a sale of common stock.

In March 2007, an agent was issued 300,000 shares of restricted common stock valued at $66,000 for future services to be provided in raising capital for the Company.

Additional paid-in capital was increased in March 2007 by $119,000, representing the allocated relative fair value of the 600,000 shares of unregistered common stock issued to TSE in conjunction with a $950,000 loan issued to the Company to finance portions of the purchase price of ReStaff.

During the second quarter of fiscal 2008 a convertible subordinated note having a face value of $250,000, was converted, pursuant to the terms of the note, for 744,031 shares of unregistered common stock and a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.50 per share.  On the date of the exchange there was $250,000 in principal and accrued interest of $10,000 outstanding on the note.  Upon the conversion the Company recorded an increase to equity in the amount of $236,000, representing the fair value of the shares and warrants issued.

In March, 2008, the Company issued 600,000 shares of unregistered common stock to TSE with a fair value of $159,000 in exchange for the cancellation of the remaining principal balance of a note outstanding and payable to TSE in the amount of $120,000 as of the date of the exchange.

During the second quarter of fiscal 2008, the Company completed a private placement to independent third parties of 100,000 shares of unregistered common stock at a price of $0.35 per share with warrants to purchase an aggregate 9,800 shares of common stock at an exercise price of $0.50 per share.

During the third quarter of fiscal 2008, the Company completed a private placement to independent third parties of 184,000 unregistered shares of common stock at a fair value of $0.28 per share for cash.

During the third quarter of fiscal 2008, the Company entered into a stock purchase agreement with a major shareholder to purchase 1,000,000 unregistered shares of common stock at a fair value of $0.20 per share.  The Company received a non-interest bearing note from the shareholder for $200,000 to finance the purchase.  As of September 30, 2008 the note had been paid in full by the stockholder.

11.           Sales of Receivables

On March 1, 2007, the Company entered into a receivable sale agreement with a new financial institution, and terminated its former agreement.  Under the terms of the new agreement, the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, the Company may replenish these with new receivables.  As of September 30, 2009 and 2008, trade receivables of $5,102,000 and $5,753,000 had been sold and remain outstanding, for which amounts due from the financial institution total $130,000 and $202,000, respectively.  Sales of receivables amounted to approximately $57,566,000 and $65,605,000 for the years ended September 30, 2009 and 2008, respectively.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk the Company bears from bad debt losses on trade receivables sold is retained by the Company, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee applies of 3% of the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter. Under the terms of the agreement, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is being repaid in weekly payments ranging from $7,500 to $8,500.  Additional overadvance amounts are occasionally extended to the Company at the election of the financial institution.  The outstanding overadvance amounted to $203,000 and $373,000 as of September 30, 2009 and 2008.  Net discounts are included in interest expense in the accompanying Statements of Operations and amounted to $271,000 and $490,000 for the years ended September 30, 2009 and 2008.  The risk the Company bears from bad debt losses on trade receivables sold is retained by the Company, and receivables sold for the years ended September 30, 2009 and 2008 do not include $339,000 and $488,000, respectively, of receivables sold, but charged back by the financial institution because they were 90 days past due.  The Company addresses its risk of loss on trade receivables in its allowance for doubtful accounts which totaled $188,000 and $445,000 as of September 30, 2009 and 2008.

12. Income Taxes

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	September 30,	September 30,
	2009	2008

Deferred tax assets:
Net operating losses	$832,000	$515,000
Restricted stock	39,000	44,000
Valuation allowance	(798,000)	(506,000)
	73,000	53,000
Deferred tax liabilities:
Goodwill, customer lists and relationships and non-compete and solicit agreements	(73,000)	(53,000)
	$-	$-

If it is determined that it is more likely than not that future benefits from deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

Concluding that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2009 and 2008.

Since the Date of Inception the Company has accumulated U.S. Federal and state net operating loss carryforwards of approximately $2,081,000 that expire at various dates through 2029.

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

U.S. Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(5.0)%	(5.0)%	(5.0)%
Stock based compensation valuation	6.7%	45.1%	-
Change in valuation allowance	33.3%	(5.1)%	40.0%
Effective tax rate	0.0%	0.0%	0.0%

13.           Supplemental Disclosure of Cash Flow Information

	Year Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Cash paid for interest	$381,000	$712,000	$829,000
Non- cash investing and financing activities:
ReStaff Acquisition purchase price adjustment and debt reduction	385,000	1,398,000	-
Debt converted to unregistered common stock at fair value	-	622,000	-
Stock-based compensation	161,000	291,000	29,000
Capital lease obligation for computer equipment	-	33,000	-
Issuance of shares for related party invoices	-	26,000	-
ReStaff Acquisition:
Issuance of unregistered common stock	-	-	307,000
Restricted common stock issued for future services	-	-	66,000
Unregistered common stock issued to satisfy Humana Businesses’ liabilities	-	-	89,000

14.           Commitments and Contingencies

Unremitted Payroll Taxes Related to Humana Businesses

The Company  has received assessments related to Humana for unremitted payroll taxes for calendar year 2004 from the IRS and certain state taxing authorities totaling approximately $700,000.  This amount is included in Accounts Payable and accrued expenses in the accompanying financial statements and represents the amount management believes will ultimately be payable for this liability based upon its knowledge of events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Lease Commitments

At September 30, 2009 and 2008, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017.   Future minimum rental commitments under operating leases are as follows:

Years Ending September 30:	Operating Leases

2010	508,000
2011	373,000
2012	300,000
2013	276,000
2014	282,000
Thereafter	230,000
$1,969,000

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 30 days.  These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

Legal Proceedings

As discussed earlier, in connection with the Stratus Acquisition, in December, 2008, the Company received an assessment from the California Employment Development Department (“EDD”).  Due to indemnification clauses in the asset purchase agreement entered into for the Stratus Acquisition, the ultimate timing and resolution of the “Acquisition related contingent liability” was dependent on the resolution of the assessment from the EDD.   On March 11, 2009, the Company received a notification from the EDD that it was granted full relief from this assessment.

In 2005, the Company acquired the outstanding receivables of Nucon Engineering Associates, Inc. (“Nucon”).   During the third quarter of fiscal 2008, the Company was notified by the State of Connecticut that the Company may be considered the predecessor employer associated with the accounts receivable formerly owned by Nucon for State Unemployment Insurance (“SUI”) rate purposes.  Nucon’s SUI rate was higher than the Company’s at the time of the acquisition.  The State of Connecticut had claimed additional SUI expense based on this higher rate and has assessed a higher experience rate on wages for all periods subsequent to the acquisition date which may be reduced upon audit.  Management believes that it has properly calculated its unemployment insurance tax and is in compliance with all applicable laws and regulations.  The Company appealed the ruling and was successful in receiving $139,000 in October, 2009 representing refunds of previous charges, $73,000 of which is payable to TSE for payments made to the State of Connecticut on our behalf.

From time to time, the Company is involved in litigation incidental to its business including employment practices claims.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

15.           Subsequent Events

On November 27, 2009, the Company vacated its corporate headquarters in Manalapan, New Jersey and relocated to New York City, New York.  The Company leased its corporate headquarters under an operating lease that was set to expire in December 2014.  The Company has entered into a new operating lease for its New York City location for 2,400 square feet of office space which is set to expire on December 31, 2016.  The landlord has alleged that the Company is obligated to make payments under its lease for the New Jersey location through December 2014.

Subsequent events have been evaluated through December 21, 2009, the date the financial statements were issued.