Form 10-Q
period 2009-12-31
AccountAbilities, Inc.
filed 2010-02-12
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of Common Stock, $.0001 par value, outstanding as of February 12, 2010 was 26,022,000.

ACCOUNTABILITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

ACCOUNTABILITIES, INC.
BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash	$35,000	$63,000
Accounts receivable – less allowance for doubtful accounts of $258,000 and $188,000, respectively	29,000	996,000
Due from financial institution	282,000	130,000
Unbilled receivables	755,000	783,000
Prepaid expenses	133,000	299,000
Due from related party	21,000	21,000
Total current assets	1,255,000	2,292,000

Property and equipment, net	136,000	141,000
Other assets	21,000	21,000
Intangible assets, net	881,000	944,000
Goodwill	2,947,000	2,947,000
Total assets	$5,240,000	$6,345,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,860,000	$1,579,000
Accrued wages and related obligations	971,000	1,836,000
Current portion of long-term debt	50,000	454,000
Current portion of related party long-term debt	913,000	811,000
Due to related party	348,000	344,000
Total current liabilities	4,142,000	5,024,000

Long term debt, net of current portion	-	190,000
Related party long-term debt, net of current portion	478,000	580,000
Total liabilities	4,620,000	5,794,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 26,022,000 and 23,689,000 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	3,000	2,000
Additional paid-in capital	4,580,000	3,397,000
Accumulated deficit	(3,963,000)	(2,848,000)
Total stockholders’ equity	620,000	551,000

Total liabilities and stockholders’ equity	$5,240,000	$6,345,000

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months
	Ended
	December 31, 2009	December 31, 2008

Revenue	$14,114,000	$16,655,000

Direct cost of services	12,687,000	14,431,000

Gross profit	1,427,000	2,224,000

Selling, general and administrative expenses *	1,861,000	1,766,000
Depreciation and amortization	84,000	112,000

(Loss) income from continuing operations	(518,000)	346,000

Interest expense	96,000	143,000
Loss on debt extinguishment	501,000	-

Net (loss) income from continuing operations	(1,115,000)	203,000

Loss from discontinued operations	-	(185,000)

Net (loss) income	$(1,115,000)	$18,000

Net (loss) income per share from continuing operations:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Net loss per share from discontinued operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Total net (loss) income per share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

Weighted average shares outstanding:
Basic	22,767,000	22,169,000
Diluted	22,767,000	22,247,000

* Includes $40,000 and $41,000 for the three months ended December 31, 2009 and 2008, respectively, in non-cash charges for stock based compensation.

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

Three Months Ended
December 31, 2009

Common stock – shares:
Balance at beginning of period	23,689,000
Debt conversion to unregistered common stock	2,333,000
Balance at end of period	26,022,000

Common stock – par value:
Balance at beginning of period	$2,000
Debt conversion to unregistered common stock	1,000
Balance at end of period	$3,000

Additional paid-in capital:
Balance at beginning of period	$3,397,000
Debt conversion to unregistered common stock	1,143,000
Stock-based compensation relating to unregistered common stock	40,000
Balance at end of period	$4,580,000

Accumulated deficit:
Balance at beginning of period	$(2,848,000)
Net loss	(1,115,000)
Balance at end of period	$(3,963,000)

Total stockholders’ equity	$620,000

See accompanying notes to financial statements.

ACCOUNTABILITIES, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,115,000)	$18,000
Add: net loss from discontinued operations	-	(185,000)
Net (loss) income from continuing operations	$(1,115,000)	$203,000

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	84,000	112,000
Stock-based compensation	40,000	41,000
Bad debt expense	70,000	11,000
Loss on debt extinguishment	501,000	-
Changes in operating assets and liabilities:
Trade accounts receivable	886,000	1,521,000
Due from financial institution	(151,000)	(37,000)
Prepaid expenses	166,000	(46,000)
Due to/from related party	4,000	(20,000)
Accounts payable and accrued liabilities	(495,000)	(1,513,000)
Net cash (used in) provided by operating activities – continuing operations	(10,000)	272,000
Net cash provided by (used in) operating activities – discontinued operations	2,000	(96,000)
Net cash (used in) provided by operating activities	(8,000)	176,000

Cash flows from investing activities:
Purchase of property and equipment	(16,000)	(9,000)
Net cash used in investing activities – continuing operations	(16,000)	(9,000)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(16,000)	(9,000)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(48,000)
Principal payments on long-term debt – related parties	-	(108,000)
Net cash used in financing activities – continuing operations	(4,000)	(156,000)
Net cash used in financing activities – discontinued operations	-	-
Net cash used in financing activities	(4,000)	(156,000)

Change in cash	(28,000)	11,000

Cash at beginning of period	63,000	69,000

Cash at end of period	$35,000	$80,000

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

Reorganization

On December 24, 2009, the Board of Directors approved a reorganization of the Company into a holding company structure.  In the transaction, the Company will become a wholly-owned subsidiary of a newly formed holding company.  Stockholders of record will receive shares of the holding company on a one-for-one basis and will not otherwise be affected by the anticipated reorganization.  The transaction is expected to be consummated in the Company’s second fiscal quarter ending March 31, 2010.

2.      Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three months ended December 31, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission (the “SEC”) rules and regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009, which are included in the Company’s Form 10-K as filed with the SEC on December 28, 2009.

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

3.      Discontinued Operations

CPA Partner on Premise Program (“CPA POP”):

In April 2009, the Company discontinued its CPA POP service offering through which it had provided staffing and recruiting services for the placement of finance and accounting personnel through sales and marketing agreements with ten public accounting firms. The Company has reported the results of the CPA POP as discontinued operations in the accompanying statements of operations.  All prior period information has been reclassified to be consistent with the current period presentation.

Direct Professional Services:

In the first quarter of fiscal 2010, in an effort to focus management’s efforts, and use the Company’s capital more directly on its light industrial and administrative service offerings, the Company discontinued the portion of the Direct Professional Services offering associated with the provision of accounting services offered directly to clients.  Accordingly, in these financial statements issued for the quarter ended December 31, 2009, the operations associated with the direct provision of accounting and finance services are reported as discontinued operations for all prior periods presented.

The following amounts related to the CPA POP and the discontinued portion of the Direct Professional Services offering were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008
	CPA POP	Direct Professional Services	Total	CPA POP	Direct Professional Services	Total
Revenue	-	$51,000	$51,000	$603,000	$93,000	$696,000

Direct cost of services	-	41,000	41,000	185,000	42,000	227,000

Gross profit	-	10,000	10,000	418,000	51,000	469,000

Selling, general and administrative expenses	-	10,000	10,000	451,000	203,000	654,000

Loss from discontinued operations	-	-	-	$(33,000)	$(152,000)	$(185,000)

The following is a summary of the assets and liabilities of the discontinued operations of the CPA Partner on Premise Program (“CPA POP”) and the discontinued portion of the Direct Professional Services offering, which are included in current assets and current liabilities as of December 31, 2009 and September 30, 2009:

	December 31, 2009			September 30, 2009

	CPA POP	Direct Professional Services	Total	CPA POP	Direct Professional Services	Total

Assets:

Due from financial institution	-	$1,000	$1,000	-	-	-
Accounts receivable	-	45,000	45,000	-	$84,000	$84,000
Total assets:	-	$46,000	$46,000	-	$84,000	$84,000

Liabilities:

Accounts payable and accrued liabilities	$25,000	-	$25,000	$61,000	-	$61,000
Total liabilities:	$25,000	-	$25,000	$61,000	-	$61,000

4.      Net Income (Loss) per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period, calculated using the treasury-stock method for stock-based compensation subject to vesting.  Under the treasury-stock method, exercise proceeds include the amount of compensation costs for future services that the Company has not yet recognized.  Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.   Warrants for which the exercise or conversion price exceeds the average market price over the period are anti-dilutive and are excluded from the calculation.

The following table summarizes the calculation of net (loss) income per share for the three months ended December 31, 2009 and 2008:

	Three Months Ended	Three Months Ended
	December 31, 2009	December 31, 2008

Net (loss) income from continuing operations	$(1,115,000)	$203,000
Loss from discontinued operations	-	(185,000)
Net (loss) income	$(1,115,000)	$18,000

Basic:
Weighted average shares	22,767,000	22,169,000

Diluted:
Weighted average shares	22,767,000	22,169,000
Potentially dilutive shares	-	78,000
Total dilutive shares	22,767,000	22,247,000

Net (loss) income per share from continuing operations:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Net loss per share from discontinued operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Total net (loss) income per share:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

The potentially dilutive shares presented above do not include the anti-dilutive effect of approximately 1,052,000 and 688,000 potential common shares for the three months ended December 31, 2009 and 2008, respectively.

5.      Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of December 31, 2009			As of September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$1,821,000	$(945,000)	$876,000	$1,821,000	$(888,000)	$933,000
Non-competition agreements (3 years)	111,000	(106,000)	5,000	111,000	(100,000)	11,000
Total	$1,932,000	$(1,051,000)	$881,000	$1,932,000	$(988,000)	$944,000

Goodwill (indefinite life)	$2,947,000		$2,947,000	$2,947,000		$2,947,000

The Company recorded amortization expense for the three months ended December 31, 2009 and 2008 of $63,000 and $79,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining nine months of fiscal 2010 is $175,000 and for the fiscal years ending September 30, 2011, 2012, 2013 and 2014 is $227,000, $227,000, $183,000 and $69,000, respectively.

6.      Due to Related Party

Due to related party primarily consists of amounts advanced to the Company by Tri-State Employment Services, Inc. (“TSE”), a holder of approximately 61% of the Company’s outstanding shares, and an amount due to a former officer of the Company.

7.      Long-Term Debt

Long-term debt at December 31, 2009 and September 30, 2009 is summarized as follows:

	December 31,	September 30,
	2009	2009

Long-term debt
16.25% subordinated note (i)	-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)	-	80,000
Long term capitalized lease obligation (viii)	-	4,000
Other debt	$50,000	50,000
Total	50,000	644,000
Less current maturities	50,000	454,000
Non-current portion	-	190,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
18% unsecured convertible note (v)	100,000	100,000
Demand loans (vi)	131,000	131,000
6% unsecured note (vii)	1,056,000	1,056,000
Total	1,391,000	1,391,000
Less current maturities	913,000	811,000
Non-current portion	478,000	580,000

Total long-term debt	1,441,000	2,035,000
Less current maturities	963,000	1,265,000
Total non-current portion	$478,000	$770,000

(i)           A $175,000 subordinated note was issued March 31, 2006, and was due January 30, 2007.  The note had an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note was secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder elected the option of declaring the note in technical default and began assessing interest, beginning April 1, 2007, at the rate of 11.25% per annum, and imposed a 5% late charge on the overdue balance outstanding.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 16.25%.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s unregistered common stock, as further described below.

(ii)           A $675,000 convertible subordinated note was issued March 31, 2006, and was to be due on March 31, 2012.  The note bore interest at an annual rate of 3%, and was convertible in part or in whole into common shares at any time at the option of the holder at the specified price of $1.50 per share.  The note was secured by office equipment and other fixed assets.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s unregistered common stock, as further described below.

(iii)           An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 18% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s unregistered common stock, as further described below.

On December 29, 2009, TSE acquired from a third party the debt described in (i), (ii) and (iii) above, and on the same date entered into an Exchange Agreement with the Company whereby all obligations associated with the debt, including the outstanding principal and accrued interest at that date, were satisfied through the issuance of 2,333,333 shares of the Company’s unregistered common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes.  The Company recorded a loss of $501,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of the exchange and the remaining principal and accrued interest payable on the notes.   The fair value of the shares issued in the exchange was determined by reference to the per share closing price of the Company’s common stock on the date of the exchange which was $0.49.  A special committee of independent directors of the Company approved entering into the Exchange Agreement.

 (iv)           A $150,000 unsecured demand note was issued March 31, 2006 to a principal shareholder of the Company as a finders fee in consideration for sourcing and completing an acquisition.  The note bore an annual interest rate of 8%. On October 31, 2007, the Company entered into a forbearance agreement with the holder of the note wherein the holder agreed to waive defaults and refrain from exercising its rights and remedies against the Company until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.

(v)           A $100,000 unsecured convertible note and 600,000 shares of unregistered common stock were issued on January 31, 2008 to a shareholder and director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was due October 31, 2008 and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(vi)           Demand loans consist of amounts due to three separate shareholders of the Company.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.  Included in the balances is the disputed claim amount asserted by the former owner of Restaff Services, Inc. of $75,000, as discussed further below.

(vii)           On February 26, 2007, the Company acquired the operations, including three offices of ReStaff Services, Inc. (“ReStaff”), for a total original purchase price of $4,710,000.  Per the terms of the asset purchase agreement and accompanying notes, outstanding debt issued by the Company as consideration for the purchase of ReStaff is subject to reduction if ReStaff’s net income (as defined in the asset purchase agreement) falls below certain thresholds.  During the third fiscal quarter of 2009, the Company recognized the second of two reductions in the outstanding indebtedness to the former owner of Restaff as a consequence of the acquired operations generating less than $1,000,000 in net income in the calendar year 2008.  The total reduction in debt equaled $459,000.  As a result, a new note dated March 1, 2009 was issued in the amount of $1,201,000 in exchange for the two notes issued February 28, 2008 with outstanding balances of $1,560,000 and $100,000.   The new note bears an annual interest rate of 6% and is payable in equal monthly installments of $36,540 through March 1, 2012.  This new note is also subject to proportionate reduction in principal in the event the acquired operations generate less than $1,000,000 in net income in any calendar year during the term of the note.  The former owner of Restaff is currently disputing this reduction.  Consequently, the Company recognized an additional $75,000 in short term debt, which is the expected amount required to settle these claims.  Subsequent to December 31, 2009 all amounts related to this note were settled in exchange for a series of future payments totaling $545,000, as explained further in Note 12 below.

(viii)           In November 2007, the Company entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 is payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (v), (vi) and (vii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of the Company’s business and prospects possessed by the related party, and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements in order to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, it will continue to seek other sources of funding including the issuance of related party debt.

8.      Stock-Based Compensation

In September, 2007, the Board of Directors adopted the Accountabilities, Inc. Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of December 31, 2009, grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and the changes during the three months ended December 31, 2009, is presented below:

	Number of Non- Vested Award Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2009	974,000	$0.31
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2009	974,000	$0.31

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  For the three months ended December 31, 2009 and 2008, compensation expense relating to restricted stock awards was $40,000 and $41,000, respectively.   As of December 31, 2009, there was $143,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 1.8 years.

9.      Receivable Sale Agreement

Additional overadvance amounts are occasionally extended to the Company at the election of the financial institution to which the Company sells its trade receivables.  As of December 31, 2009, the total amount outstanding under the overadvance was $228,000.  Overadvances are subject to a fee of 2%.  The overadvance is repayable in $8,500 weekly payments with the balance, if any, due by May 28, 2010.

10.      Supplemental Disclosure of Cash Flow Information

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2009	2008

Cash paid for interest	$64,000	$134,000
Non-cash investing and financing activities:
Stock based compensation	40,000	41,000
Debt converted to restricted common stock at fair value	1,143,000	-

11.      Commitments and Contingencies

Unremitted Payroll Taxes Related to Predecessor Company

Included in Accounts payable and accrued liabilities in the accompanying financial statements are assessments for unremitted payroll taxes for calendar year 2004 received from the IRS and certain state taxing authorities totaling approximately $700,000.  The assessments relate to a subsidiary which had been conducting employee leasing and benefits processing operations which were discontinued in December 2004.  The amount included in Accounts payable and accrued liabilities in the accompanying financial statements represents what management estimates will ultimately be payable for this liability based upon its knowledge of events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

12.      Subsequent Event

In February 2010, the Company entered into a Settlement and Release Agreement with ReStaff Services, Inc. and its owner (together hereby referred to as“ReStaff”) whereby all obligations owed by the Company to ReStaff, including all amounts related to the $1,201,000 note described in Note 7 (vii) above, were released in exchange for a series of payments totaling $545,000. The payments will occur through April 2011 according to a payment schedule which includes weekly payments of $5,000 in addition to a series of eight payments of $25,000 occurring in February 2010, March 2010, April 2010 and every two months thereafter through April 2011. The Company is currently negotiating with TSE a transaction in which TSE would assume the Company's obligations to pay the $545,000 to the other party.  The terms of such assumption have not yet been concluded.

Subsequent events have been evaluated through February 12, 2010, the date the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our annual report on Form 10-K for the fiscal year ended September 30, 2009, and our other reports filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by law, we undertake no obligation to update the forward-looking statements in this filing. References in this filing to “Accountabilities,” the “Company,” “we,” “us,” and “our” refer to Accountabilities, Inc. and its subsidiaries.

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

The following are material trends that are creating opportunities and risks for our business:

•
We have financed our growth largely through the issuance of debt and have incurred negative working capital.  As of December 31, 2009, we had negative working capital of $2,887,000, of which $963,000 constituted the current portion of long-term debt.  Total outstanding debt as of December 31, 2009 was $1,441,000, $516,000 of which is either past due or due upon demand, and $1,056,000 of which is subject to proportionate reduction in the event the associated acquired businesses for which the debt was issued do not produce agreed upon levels of profitability.  In order to service our debt, maintain our current level of operations, as well as fund the costs of being a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Our management is engaged in several activities, as explained further in the “Working Capital” section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

•
Any further economic downturn could result in less demand from customers and lower revenues.  Because demand for staffing services is sensitive to changes in the level of economic activity, our business suffers during economic downturns.  As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel.

•
A significant component of our growth to date has come through acquisitions.  Our management continues to invest resources in activities to seek, complete and integrate acquisitions that grow or enhance our current service offerings.  Additionally, management seeks acquisitions in desired geographical markets and that have minimal costs and risks associated with integration.  Our management believes that effectively acquiring businesses with these attributes will be critical to carrying out our strategy.

•
On December 24, 2009, our Board of Directors approved a reorganization into a holding company structure.  In the transaction, we will become a wholly-owned subsidiary of a newly formed holding company.  Stockholders of record will receive shares of the holding company on a one-for-one basis and will not otherwise be affected by the anticipated reorganization.  The transaction is expected to be consummated in the Company’s second fiscal quarter ending March 31, 2010.  Our management believes such structure will provide enhanced operational flexibility and greater opportunities for future growth.

•
On December 29, 2009, we entered into an Exchange Agreement with Tri-State Employment Services, Inc. (“TSE”) whereby all amounts due to TSE under the terms of notes recently acquired by them from a third party, were settled in exchange for the issuance of unregistered shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our unregistered common stock.

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

In the first quarter of fiscal 2010, in an effort to focus management’s efforts, and use our capital more directly on our light industrial and administrative service offerings, we discontinued the remaining accounting and finance operations, which formed part of our Direct Professional Services offering.  As a result, the operations associated with the direct provision of accounting and finance services is classified as discontinued operations for all periods presented in the accompanying financial statements.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

Our most recent material acquisition occurred on February 26, 2007 when we acquired the operations, including three offices of ReStaff Services Inc. (the “ReStaff Acquisition”), in exchange for cash, notes and shares of our common stock.

We account for acquisitions as purchases and the results of operations of acquired operations have been included in our results since the dates of acquisitions.

Our management continues to invest resources in activities to seek, complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively assimilate into our marketing and sales strategies.   Currently, our management expects acquisitions to continue to constitute a significant portion of any future growth.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below.

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

Stock-Based Compensation.  We calculate stock-based compensation expense in accordance with ASC Topic 718, “Compensation-Stock Compensation” (ASC 718).  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values. Fair value for restricted stock is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations. Under ASC 718, the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  We recognize stock-based compensation expense on a straight-line basis.

Income Taxes.  We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (ASC 740).  Under ASC 740, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities. We evaluate the probable resolution of tax positions based on the technical merits, that the position will be sustained upon examination, presuming that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

Intangible Assets.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (ASC 350), goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of May 31, 2009 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2009.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with ASC Topic 360, “Property, Plant & Equipment” (ASC 360).

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are not yet effective that we believe will have a material effect on our financial statements.

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Revenue

For the three months ended December 31, 2009, revenue decreased $2,541,000, or 15%, to $14,114,000, as compared to $16,655,000 for the same period of the prior year.  This decrease in revenue was primarily attributable to the overall decline in economic activity since the beginning of the recession that began in December 2007.  We began experiencing declines in revenue versus the prior year most significantly in the second quarter of fiscal 2009.  Our current revenue decline encompassed declines in billable hours at current clients, losses of accounts and lower billings for several larger customers, which were not fully offset by the acquisition of new accounts in existing offices.

Direct cost of services

For the three months ended December 31, 2009, direct cost of services decreased by $1,744,000, or 12%, to $12,687,000, as compared to $14,431,000 for the same period of the prior year.  This decrease was primarily due to the decrease in revenues for the period.

Gross profit

For the three months ended December 31, 2009, gross profit decreased $797,000, or 36%, to $1,427,000, as compared to $2,224,000 for the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended December 31, 2009 decreased to 10.1% compared to 13.4% for the same period in the prior year, reflecting a combination of lower bill rate pricing to retain or gain new clients in the current recession as well as changes in our client mix.

Selling, general and administrative expenses

For the three months ended December 31, 2009, selling, general and administrative expenses increased $95,000, or 5%, to $1,861,000, as compared to $1,766,000 in the same period of the prior year. Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $40,000 for the three months ended December 31, 2009, as compared with $41,000 in the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses were 13.2% for the three months ended December 31, 2009, compared to 10.6% during the same period in the prior year. During the first quarter of the current fiscal year we received notices from Los Angeles and Culver City California and the state of New Hampshire notifying us of business taxes and related penalties and interest due for prior fiscal years which we have estimated to total approximately $274,000. This total includes approximately $85,000 of penalties and $16,000 of interest, all of which have been included in selling general and administrative expenses in the current quarter ending December 31, 2009. Before taking into account the expense associated with these local business taxes selling general and administrative expenses in the first quarter of the current year decreased $179,000, or 10% as compared to the first quarter of the prior year primarily as a result of reduced administrative headcount and compensation in addition to broad efforts at lowering general overhead expenditures. We are in preliminary conversations with all three jurisdictions to seek waivers of the associated penalties.

Depreciation and amortization

For the three months ended December 31, 2009, depreciation and amortization decreased $28,000, or 25%, to $84,000, as compared to $112,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on certain intangible assets acquired after the value of the assets were reduced during the first and fourth quarters of fiscal 2009.

(Loss) income from continuing operations

As a result of the above, loss from continuing operations was ($518,000) for the three months ended December 31, 2009, compared to income from operations of $346,000 for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended December 31, 2009 was $96,000, which represents a 33% decrease from interest expense of $143,000 for the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2009 through restructuring outstanding debt as well as the reduction in the federal prime lending rate from 5.00% in effect at the beginning of the prior fiscal year to 3.25% at the beginning of the current fiscal year resulting in lowered interest expense on our sold outstanding accounts receivable.

Loss on debt extinguishment

On December 29, 2009, we entered into an Exchange Agreement with TSE whereby all amounts due to TSE under the terms of notes recently acquired by TSE from a third party, were settled in full in exchange for the issuance of unregistered shares of common stock of the Company.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our unregistered common stock.  Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the unregistered common stock issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal 2010.

Net (loss) income from continuing operations

The factors described above resulted in a net loss from continuing operations for the three months ended December 31, 2009 of ($1,115,000) as compared to income from continuing operations of $203,000 for the same period in the prior year.

Loss from discontinued operations

Loss from discontinued operations reported during the three months ended December 31, 2009 and 2008 relates to our discontinued CPA Partner on Premise Program and the discontinued portion of the Direct Professional Services offering associated with the provision of accounting services directly to clients.

Net (loss) income

The factors described above resulted in net loss for the three months ended December 31, 2009 of ($1,115,000), as compared to net income of $18,000 during the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, selling our trade receivables prior to collection, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements and to fund acquisitions.  In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to take advantage of business opportunities, including existing business growth and mergers and acquisitions.  To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At December 31, 2009, cash was $35,000, a decrease of $28,000 from $63,000 as of September 30, 2009.

Net cash flows provided by operating activities from continuing operations during the three months ended December 31, 2009 decreased ($282,000) to ($10,000), from $272,000 during the same period of the prior year.  This decrease reflects the increase in Net loss from continuing operations in the first quarter of 2010, which, after adding back certain non-cash expenses to both the first quarter of fiscal 2010 and 2009, such as Loss on debt extinguishment, Depreciation and amortization, Stock based compensation expense, and Bad debt expense, resulted in a revised decrease of ($787,000).  Offsetting this decrease was greater cash provided by changes in operating assets in liabilities during the three months ended December 31, 2009, which totaled $410,000, as compared to cash used of ($95,000) in the same period of the prior year.

Net cash used in investing activities during the three months ended December 31, 2009, increased $7,000 to ($16,000) from ($9,000) during the same period of the prior year, which reflects expenditures associated with the relocation of our corporate headquarters from New Jersey to New York during the current fiscal quarter.

Net cash used in financing activities during the three months ended December 31, 2009, decreased ($152,000) to ($4,000) from ($156,000) during the same period of the prior year.  This decrease was primarily due to our failure to make scheduled principal payments on debt outstanding.

Working Capital

As of December 31, 2009, we had negative working capital of ($2,887,000), for which the component constituting the current portion of long-term debt was $963,000.  Within the current portion of long-term debt $516,000 is past due or due upon demand as explained further below.  Of the negative working capital, $968,000 is due and payable to TSE relating to leasing costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis.  Total outstanding debt as of December 31, 2009 was $1,441,000.  The working capital deficit of ($2,887,000) as of December 31, 2009, represents an increase in the deficit of $155,000 as compared to a working capital deficit of ($2,732,000) as of September 30, 2009.

In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)
On December 29, 2009, we entered into an Exchange Agreement with TSE whereby all amounts due to TSE under the terms of notes recently acquired by TSE from a third party, were settled in full in exchange for the issuance of unregistered shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our unregistered common stock.

b)
In the first quarter of fiscal 2010, we discontinued the operations associated with the direct provision of accounting and finance services in order to focus management’s efforts, as well as our capital more directly on our light industrial and administrative service offerings.  This segment of our operations generated losses from its operations of $0 and ($152,000) for the three months ended December 31, 2009 and 2008, respectively.  This segment has been reported as discontinued operations in the accompanying financial statements.

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

We believe that, based on the above activities and our current expectations, that we have adequate resources for liquidity to meet our operating needs through December 31, 2010.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5% (“Discount Rate”) applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee of 3% applies to the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is currently being repaid in weekly payments of $8,500.  As of December 31, 2009, the amount of advances against sold receivables outstanding was $4,807,000, which includes $228,000 of the overadvance.

Debt

Long-term debt at December 31, 2009 and September 30, 2009 is summarized as follows:

	December 31,	September 30,
	2009	2009

Long-term debt
16.25% subordinated note (i)	-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)	-	80,000
Long term capitalized lease obligation (viii)	-	4,000
Other debt	$50,000	50,000
Total	50,000	644,000
Less current maturities	50,000	454,000
Non-current portion	-	190,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
18% unsecured convertible note (v)	100,000	100,000
Demand loans (vi)	131,000	131,000
6% unsecured note (vii)	1,056,000	1,056,000
Total	1,391,000	1,391,000
Less current maturities	913,000	811,000
Non-current portion	478,000	580,000

Total long-term debt	1,441,000	2,035,000
Less current maturities	963,000	1,265,000
Total non-current portion	$478,000	$770,000

For further explanations of (i) through (viii) above please see Note 7 to our financial statements beginning on page 3 of this report on Form 10-Q.

Sales of Common Stock

None during the three months ended December 31, 2009.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.  Due to this, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  We are in the process of remediating the material weaknesses identified in our assessment by defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to have materially affected our internal controls over financial reporting.  We are however, in the process of remediating the material weaknesses identified in our assessment as of our fiscal year end September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II Other Information

Item 1. Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our report on Form 10-K for the fiscal year ended September 30, 2009.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

We are currently in default under promissory notes in the principal amounts of $1,201,000 and $100,000, respectively, as a result of our failure to make timely payments of principal and/or interest.  We are currently in discussions with the holder of the $100,000 note concerning the terms of a possible forbearance agreement or restructuring.  As of December 31, 2009, the aggregate amount of payments due but not made under the notes was $282,000.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the three months ended December 31, 2009.

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

10.50
Exchange Agreement between Accountabilities, Inc. and Tri-State Employment Services, Inc. dated as of December 29, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 5, 2010)

10.51	Settlement and Release Agreement between Accountabilities, Inc. and Rhonda Faria dated as of February 5, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCOUNTABILITIES, INC.

Date: February 12, 2010	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2010	By: /s/ Stephen DelVecchia
Stephen DelVecchia
Chief Financial Officer
(Principal Financial and Accounting Officer)