Form 10-Q
period 2010-03-31
Corporate Resource Services, Inc.
filed 2010-05-18
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30734

CORPORATE RESOURCE SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of May 4, 2010 was 33,596,000.

CORPORATE RESOURCE SERVICES, INC.
INDEX

PART I – FINANCIAL INFORMATION

CORPORATE RESOURCE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$81,000	$63,000
Accounts receivable – less allowance for doubtful accounts of $323,000 and $188,000, respectively	1,017,000	996,000
Due from financial institution	468,000	130,000
Unbilled receivables	687,000	783,000
Prepaid expenses	112,000	299,000
Due from related party	21,000	21,000
Total current assets	2,386,000	2,292,000

Property and equipment, net	115,000	141,000
Other assets	21,000	21,000
Intangible assets, net	820,000	944,000
Goodwill	2,327,000	2,947,000
Total assets	$5,669,000	$6,345,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,151,000	$1,579,000
Accrued wages and related obligations-due to related party	1,726,000	1,801,000
Accrued wages and related obligations	29,000	35,000
Current portion of long-term debt	50,000	454,000
Current portion of related party long-term debt	259,000	811,000
Due to related party	808,000	344,000
Total current liabilities	5,023,000	5,024,000

Long term debt, net of current portion	-	190,000
Related party long-term debt, net of current portion	-	580,000
Total liabilities	5,023,000	5,794,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 29,339,000 and 23,689,000 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	3,000	2,000
Additional paid-in capital	6,081,000	3,397,000
Accumulated deficit	(5,438,000)	(2,848,000)
Total stockholders’ equity	646,000	551,000
Total liabilities and stockholders’ equity	$5,669,000	$6,345,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenue	$13,522,000	$12,935,000	$27,636,000	$29,590,000

Direct cost of producing revenues-purchased from related party	12,226,000	11,232,000	24,913,000	25,664,000

Gross profit	1,296,000	1,703,000	2,723,000	3,926,000

Selling, general and administrative expenses *	1,701,000	1,818,000	3,562,000	3,583,000
Depreciation and amortization	82,000	103,000	166,000	215,000

(Loss) income from continuing operations	(487,000)	(218,000)	(1,005,000)	128,000

Interest expense	66,000	107,000	162,000	250,000
Loss on debt extinguishments	922,000	-	1,423,000	-

Net loss from continuing operations	(1,475,000)	(325,000)	(2,590,000)	(122,000)

Income (loss) from discontinued operations	-	(186,000)	-	(371,000)

Net loss	$(1,475,000)	$(511,000)	$(2,590,000)	$(493,000)

Net loss per share from continuing operations:
Basic	$(0.06)	$(0.01)	$(0.10)	$(0.01)
Diluted	$(0.06)	$(0.01)	$(0.10)	$(0.01)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Total net loss per share:
Basic	$(0.06)	$(0.02)	$(0.10)	$(0.02)
Diluted	$(0.06)	$(0.02)	$(0.10)	$(0.02)

Weighted average shares outstanding:
Basic	26,725,000	22,445,000	24,746,000	22,297,000
Diluted	26,725,000	22,445,000	24,746,000	22,297,000

*
Includes $35,000 and $75,000 for the three and six months ended March 31, 2010, respectively and $41,000 and $82,000 for the three and six months ended March 31, 2009, respectively, in non-cash charges for stock based compensation.

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

Six Months Ended
March 31, 2010
Common stock – shares:
Balance at beginning of period	23,689,000
Forfeitures of restricted stock grants	(350,000)
Debt conversions to unregistered common stock	6,000,000
Balance at end of period	29,339,000

Common stock – par value:
Balance at beginning of period	$2,000
Debt conversions to unregistered common stock	1,000
Balance at end of period	$3,000

Additional paid-in capital:
Balance at beginning of period	$3,397,000
Debt conversions to unregistered common stock	2,609,000
Stock-based compensation relating to unregistered common stock	75,000
Balance at end of period	$6,081,000

Accumulated deficit:
Balance at beginning of period	$(2,848,000)
Net loss	(2,590,000)
Balance at end of period	$(5,438,000)

Total stockholders’ equity	$646,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(2,590,000)	$(493,000)
Less: net income (loss) from discontinued operations	-	(371,000)
Net loss from continuing operations	$(2,590,000)	$(122,000)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	166,000	215,000
Stock-based compensation	75,000	82,000
Bad debt expense	135,000	76,000
Loss on debt extinguishments	1,423,000	-
Changes in operating assets and liabilities:
Trade accounts receivable including unbilled receivables	(103,000)	623,000
Due from financial institution	(338,000)	(75,000)
Prepaid expenses	187,000	83,000
Due to (from) related party	464,000	193,000
Other assets	-	1,000
Accounts payable and accrued liabilities-due to related parties	(75,000)	(606,000)
Accounts payable and accrued liabilities-due to unrelated parties	711,000	172,000
Net cash provided by operating activities – continuing operations	55,000	642,000
Net cash used in operating activities – discontinued operations	(17,000)	(399,000)
Net cash provided by operating activities	38,000	243,000

Cash flows from investing activities:
Purchase of property and equipment	(16,000)	(8,000)
Net cash used in investing activities – continuing operations	(16,000)	(8,000)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(16,000)	(8,000)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(66,000)
Principal payments on long-term debt – related parties	-	(207,000)
Net cash used in financing activities – continuing operations	(4,000)	(273,000)
Net cash used in financing activities – discontinued operations	-	-
Net cash used in financing activities	(4,000)	(273,000)

Change in cash	18,000	(38,000)

Cash at beginning of period	63,000	69,000
Cash at end of period	$81,000	$31,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of the Company and its Business

Holding Company Reorganization

Corporate Resource Services, Inc., a Delaware corporation (the “Company”), was formed on December 15, 2009 for the purpose of acquiring and managing staffing companies.  On February 23, 2010, the Company completed a holding company reorganization whereby Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was the Company’s parent company, became a wholly-owned subsidiary of the Company.

As a result of the reorganization, the former holders of Accountabilities’ common stock now own shares of the Company’s common stock, par value $0.0001, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities, Inc. Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of the Company’s common stock.  The consolidated assets, liabilities and stockholders’ equity of the Company remains the same as the consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., in each case including its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Nature of Operations

Through its two wholly-owned subsidiaries, Accountabilities and Corporate Resource Development Inc. (“CRD”), a newly formed wholly-owned subsidiary of the Company, the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services and clerical and administrative support.  The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  The Company conducts all of its business in the United States through the operation of 16 staffing and recruiting offices.

2. Summary of Significant Accounting Policies

Interim Financial Information

The financial information as of and for the three and six months ended March 31, 2010 and 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods.  The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”); however, the Company believes the disclosures made are adequate to make the information presented not misleading in any material respect.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009, which are included in Accountabilities’ Form 10-K as filed with the SEC on December 28, 2009.  Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform to the current period’s presentation.

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

Direct Professional Services:

In the first quarter of fiscal 2010, in an effort to focus management’s efforts and use the Company’s capital more directly on its light industrial and clerical and administrative service offerings, the Company discontinued the portion of the Direct Professional Services offering associated with the provision of accounting and finance services offered directly to clients.  Accordingly, the Company has reported the operations associated with the direct provision of accounting and finance services as discontinued operations in the accompanying statements of operations.  All prior period information has been reclassified to be consistent with the current period presentation.

4. Net Loss per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock.  Diluted EPS per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss).  Such potential additional common stock is included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common stock would reduce the reported loss per share and therefore have an antidilutive effect.  The weighted-average number of common shares outstanding does not include the anti-dilutive effect of approximately 592,000 common stock equivalent shares for the three and six months ended March 31, 2010, and 688,000 common stock equivalent shares for the three and six months ended March 31, 2009, representing warrants, convertible debt and non-vested shares.

5. Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of March 31, 2010			As of September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer lists and relationships (7 years)	$1,821,000	$(1,001,000)	$820,000	$1,821,000	$(888,000)	$933,000
Non-competition agreements (3 years)	111,000	(111,000)	-	111,000	(100,000)	11,000
Total	$1,932,000	$(1,112,000)	$820,000	$1,932,000	$(988,000)	$944,000
Goodwill (indefinite life)	$2,327,000		$2,327,000	$2,947,000		$2,947,000

The Company recorded amortization expense for the six months ended March 31, 2010 and 2009 of $124,000 and $153,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining six months of fiscal 2010 is $113,000 and for the fiscal years ending September 30, 2011, 2012, 2013 and 2014 is $227,000, $227,000, $183,000 and $69,000, respectively.

On February 5, 2010, the Company entered into a Settlement and Release Agreement with the former owner of a business acquired by the Company in 2007, ReStaff Services, Inc. (“ReStaff”), whereby all obligations owed by the Company to ReStaff, totaling $1,165,000, were released in exchange for a series of payments totaling $545,000.  This debt restructuring was accounted for as a reduction in the purchase price of ReStaff, with a corresponding adjustment to goodwill.  Subsequently, the restructured note was settled in exchange for the issuance of shares of the Company’s common stock.

Goodwill balances and the adjustment made during the second quarter of fiscal 2010 are as follows:

Goodwill as of September 30, 2009	$2,947,000
ReStaff purchase price adjustment	(620,000)
Goodwill as of March 31, 2010	$2,327,000

6. Related Parties

The Company has entered into a professional services arrangement with Tri-State Employment Services, Inc. (“TSE”), a professional employer organization (“PEO”) that is also the beneficial owner, with its affiliates, of approximately 58% of the Company’s outstanding common stock.  TSE, as a PEO, is a single source provider of integrated services that enable business owners to cost-effectively outsource functions such as human resource support, employee benefits, payroll and workers’ compensation and other strategic services.  TSE does this by becoming an employer of record for tax and insurance purposes.  Fees for this arrangement charged by TSE to the Company are comparable to the fees TSE charges its other customers.  While amounts payable to TSE are part of the Company’s costs of doing business, the Company sets the rates and prices that it charges its end user customers (i.e. those who require temporary services workers).  The Company has this PEO relationship with employees associated with all of its operations.  As shown on the accompanying balance sheet, amounts accrued for wages and related charges at March 31, 2010 and 2009 are $1,726,000 and $1,801,000, respectively.

On February 22, 2010, TSE agreed to assume the obligation to make a series of payments totaling $545,000 from the Company in exchange for the issuance of 3,666,667 shares of the Company’s common stock, as more fully described below.  On May 3, 2010, CRD entered into an account purchase agreement with TSE, as more fully described below.

The caption “Due to related party” on the accompanying condensed consolidated balance sheets primarily consists of $749,000 advanced to the Company by TSE, and $59,000 due to a former officer of the Company for compensation related to the discontinued accounting operations.

7. Long-Term Debt

Long-term debt at March 31, 2010 and September 30, 2009 is summarized as follows:

	March 31,	September 30,
	2010	2009
Long-term debt
16.25% subordinated note (i)	-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)	-	80,000
Long term capitalized lease obligation (viii)	-	4,000
Other debt	$50,000	50,000
Total	50,000	644,000
Less current maturities	50,000	454,000
Non-current portion	-	190,000

Related party long-term debt
13% unsecured demand note (iv)	104,000	104,000
18% unsecured convertible note (v)	100,000	100,000
Demand loans (vi)	55,000	131,000
6% unsecured note (vii)	-	1,056,000
Total	259,000	1,391,000
Less current maturities	259,000	811,000
Non-current portion	-	580,000

Total long-term debt	309,000	2,035,000
Less current maturities	309,000	1,265,000
Total non-current portion	$-	$770,000

(i)
A $175,000 subordinated note was issued March 31, 2006, originally due January 30, 2007 and originally having an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note was secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder declared the note in technical default, began assessing interest at a higher rate, imposed late charges and has since entered into forbearance agreements under which defaults have been waived and forbearance terms extended.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

(ii)
A $675,000 convertible subordinated note was issued March 31, 2006, bearing interest at an annual rate of 3% and originally due on March 31, 2012.  The note was secured by office equipment and other fixed assets.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

(iii)
An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and originally due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  Since then, the Company entered into forbearance agreements under which the holder has waived defaults and effectively extended forbearance terms.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

Concurrent with the acquisition of the debt described in (i), (ii) and (iii) above, TSE entered into an exchange agreement with the Company whereby all obligations associated with the debt, including the outstanding principal and accrued interest at that date, were satisfied through the issuance of 2,333,333 shares of the Company’s common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes.  The Company recorded a loss of $501,000 on the extinguishment of the debt representing the difference between the fair value of the shares issued on the date of the exchange and the remaining principal and accrued interest payable on the notes.  The fair value of the shares issued in the exchange was determined by reference to the per share closing price of the Company’s common stock on the date of the exchange, which was $0.49.  A special committee of independent directors of the Company approved entering into this exchange agreement.

(iv)
An unsecured demand note was issued March 31, 2006 having an original principal of $150,000 and bearing an annual interest rate of 8%.  The Company has entered into various forbearance agreements under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively extend the terms of the forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  As of the date of this Form 10-Q, no demand for payment has been received by the Company and the Company and the holder are currently discussing extending the terms and conditions for payment on the note.

(v)
A $100,000 unsecured convertible note and 600,000 shares of common stock were issued on January 31, 2008 to a shareholder and director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was originally due October 31, 2008 and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(vi)
Demand loans consist of amounts due to two separate shareholders of the Company.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

(vii)
On February 5, 2010, the Company entered into a Settlement and Release Agreement with the former owner of ReStaff, whereby all obligations owed by the Company to ReStaff were released in exchange for a series of payments totaling $545,000.  These obligations included the remaining principal of $1,056,000 outstanding on this note, $75,000 previously included in demand loans and $34,000 in accrued interest payable.  This debt restructuring was accounted for as a reduction in the purchase price of ReStaff, with a corresponding adjustment to goodwill.

On February 22, 2010, TSE agreed to assume the obligation to make the series of payments totaling $545,000 to the former owner of Restaff from the Company.  In exchange for the assumption of this payment obligation and taking TSE’s lead in negotiating the disputed amount, the Company agreed to issue 3,666,667 shares of its common stock.  The Company recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of the Company’s common stock on the date of the exchange, which was $0.40.

(viii)
In November 2007, the Company entered into a capital lease agreement to purchase computer equipment.  The original principal of $33,000 was payable over a lease term of 24 months in equal monthly installments of $1,843.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (v), (vi) and (vii) above.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties.  However, management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, the Company will continue to seek other sources of funding, including through the issuance of related party debt.

8. Stock-Based Compensation

In September, 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”).  Under the terms of the reorganization discussed above, the Company has assumed the Plan and any agreement thereunder pursuant to which restricted stock awards of Accountabilities’ common stock were granted.  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of March 31, 2010, grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s nonvested shares as of March 31, 2010, and the changes during the six months ended March 31, 2010, is presented below:

	Number of Non-Vested Award Shares	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2009	974,000	$0.31
Forfeitures	(350,000)	$0.30
Vested	(326,000)	$0.32
Nonvested at March 31, 2010	298,000	$0.33

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  For the six months ended March 31, 2010 and 2009, compensation expense relating to restricted stock awards was $75,000 and $82,000, respectively.  As of March 31, 2010, there was $177,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 1.8 years.  The total fair value of the shares that vested during the six months ended March 31, 2010 was $129,000.

9. Receivable Sale Agreement

Additional overadvance amounts are occasionally extended to the Company at the election of the financial institution to which the Company sells its trade receivables.  As of March 31, 2010, the total amount outstanding under the overadvance was $89,000.  Overadvances are subject to a fee of 2%.  The overadvance was originally repayable in weekly payments of $8,500, which weekly payment amounts were increased to $9,500 in December 2009.  In addition, payments of $5,000 are due in the last week of each of January, February, March and April of 2010, with the balance of the overadvance, if any, due by May 28, 2010.

10. Supplemental Disclosure of Cash Flow Information

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2010	2009
Cash paid for interest	$123,000	$229,000
Non-cash investing and financing activities:
Stock based compensation	75,000	82,000
ReStaff Acquisition purchase price adjustment and debt reduction	620,000
Debt converted to restricted common stock at fair value	2,610,000	-

11. Stockholders’ Equity

As part of the reorganization discussed above, each issued and outstanding share of Accountabilities’ common stock was automatically converted into one share of the Company’s common stock, and each restricted share of Accountabilities’ common stock issued and outstanding under the Plan immediately prior to the reorganization was automatically converted into a similarly restricted share of Company’s common stock.  Additionally, (a) any warrant to purchase shares of Accountabilities’ common stock outstanding and unexercised immediately prior to the effective time of the reorganization was converted into a warrant to acquire, under the same terms and conditions, shares of the Company’s common stock, and (b) each outstanding note which was convertible in whole or in part into shares of Accountabilities’ common stock became convertible at the effective time of the reorganization into shares of Company’s common stock under the same terms and conditions.

The Company is authorized to issue 95,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001.

12. Commitments and Contingencies

Unremitted Payroll Taxes Related to Predecessor Company

Included in Accounts payable and accrued liabilities in the accompanying financial statements are assessments for unremitted payroll taxes for calendar year 2004 received from the IRS and certain state taxing authorities totaling approximately $700,000.  The assessments relate to a subsidiary of Accountabilities which had been conducting employee leasing and benefits processing operations which were discontinued in December 2004.  The amount included in Accounts payable and accrued liabilities in the accompanying financial statements represents what management estimates will ultimately be payable for this liability based upon its knowledge of events and circumstances.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Lease Commitments

At March 31, 2010 and September 30, 2009, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017.  On November 27, 2009, the Company vacated its corporate headquarters in Manalapan, New Jersey and relocated to New York City, New York.  The Company leased its New Jersey corporate headquarters under an operating lease that was set to expire in December 2014.  The Company entered into a new operating lease for its New York City location for 2,400 square feet of office space which is set to expire on December 31, 2016.

The landlord of the vacated New Jersey corporate headquarters alleges that the Company is obligated to make payments under the lease for its former New Jersey location through December 2014, which the Company is contesting.  As a result of vacating the New Jersey location prior to the expiration of the lease, the Company has recorded an additional liability for the remaining lease rentals, reduced by an estimate of the landlord’s recovery from re-letting the space, at fair value as of March 31, 2010.  The Company retained the full right to use the premises until January 2010, the time at which the premises were no longer available to the Company.  Included in accounts payable and accrued liabilities at March 31, 2010 on the accompanying balance sheet is a total estimated net liability of $303,000 related to this lease.  The total remaining lease payments under the lease of $1,142,000, net of the effect of estimated sublease rentals of $811,000 and prepaid rent of $11,000, was discounted using a rate of 4.75%.   The Company had previously recorded rent expense on a straight-line basis resulting in a recognized liability of $167,000.  As of March 31, 2010, the Company recorded $136,000 in additional rent expense in selling, general and administrative expenses to recognize the fair value of the liability of $303,000.

13. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were filed.  The following are material subsequent events:

On March 24, 2010, Corporate Resource Development Inc. (“CRD”), a newly formed wholly-owned subsidiary of the Company, entered into a foreclosure and asset purchase agreement (the “GT Acquisition Agreement”) with several parties to acquire a portion of the assets of GT Systems, Inc., a staffing company, and certain of its affiliates through a private sale by Rosenthal & Rosenthal, Inc (“Rosenthal”).  The transaction closed on April 5, 2010.  Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of GT Systems, Inc. and certain of its operating affiliates (collectively, the “GT Entities”) related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 in cash, payable in installments (the “GT Purchase Price”).  The acquisition of the business acquired by the Company will be accounted for under the acquisition method of accounting.

In connection with the Company’s guarantee of the GT Purchase Price, on April 5, 2010 the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal as collateral for payment of the balance of the GT Purchase Price.  These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between the Company and Rosenthal pursuant to which the Company has the right to repurchase some or all of such shares as the GT Purchase Price is paid.  Additionally, in connection with the entry into the GT Acquisition Agreement, CRD entered into a three-year (with the option of extending) consulting agreement, dated March 24, 2010, with Eric Goldstein (“Goldstein”), the former owner of the GT Entities, whereby CRD has agreed to a base annual compensation of $200,000 to Goldstein, in addition to certain sales-based compensation of 0.4% of the gross sales of CRD up to annual Company sales of $80,000,000 and sales-based compensation of 0.6% of any portion of gross sales exceeding $80,000,000 per year. Further, in connection with the entry into the GT Acquisition Agreement, CRD entered into an employment agreement with Habib Noor ("Noor"), dated March 29, 2010, whereby CRD has agreed to employ Noor as president of a division of CRD in exchange for base annual compensation of $600,000 to Noor plus certain bonus amounts upon the attainment of a specified level of revenues by the division, and CRD also entered into a services agreement, dated March 29, 2010, with Noor Associates, Inc. ("Noor Associates"), a company wholly-owned by Noor, whereby CRD agreed to be the employer of record for certain temporary staffing employees of Noor Associates, as well as perform certain back office services in support of Noor Associates, in exchange for a percentage of the gross payroll for each client generated by Noor Associates.

On May 3, 2010, CRD entered into an account purchase agreement (the “Account Purchase Agreement”) with TSE.  Under the terms of the Account Purchase Agreement, CRD will sell its receivables to TSE.  The maximum amount of trade receivables that may be sold is equal to $45,000,000, for which TSE will advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets.  The risk CRD bears from bad debt losses on trade receivables sold is retained by CRD, and receivables sold which become greater than 90 days old can be charged back to CRD by TSE.  Currently, TSE obtains the funds necessary under the Account Purchase Agreement from its current lender, and is passing through the financing costs associated with these funds to the Company, although this arrangement is intended to be temporary and is subject to the Company obtaining its own arrangement with a financing source.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our annual report on Form 10-K for the fiscal year ended September 30, 2009, and our other reports filed with the Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by law, we undertake no obligation to update the forward-looking statements in this filing. References in this filing to the “Company,” “we,” “us,” and “our” refer, for periods prior to February 23, 2010, to Accountabilities, Inc., and, for the periods after February 23, 2010, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Holding Company Reorganization

Corporate Resource Services, Inc., a Delaware corporation was formed on December 15, 2009 for the purpose of acquiring and managing staffing companies.  On February 23, 2010, we completed a holding company reorganization whereby Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was our parent company, became our wholly-owned subsidiary.

As a result of the reorganization, the former holders of Accountabilities’ common stock now own shares of our common stock, par value $0.0001, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities, Inc. Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of our common stock.  Our capitalization and consolidated assets, liabilities and stockholders’ equity remains the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

Overview

Through our two wholly-owned subsidiaries, Accountabilities and Corporate Resource Development Inc., or CRD, our newly formed wholly-owned subsidiary, we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services and clerical and administrative support.  We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  We conduct all of our business in the United States through the operation of 16 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions.  Our ability to be profitable will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business.  The largest component of our operating expenses is personnel costs.  Personnel costs consist of salaries, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees.  Our management expects our operating expenses will continue to grow in absolute dollars, assuming our revenues continue to grow.  As a percentage of revenue, we expect these expenses to decrease as our revenues increase, although we have no assurance that either will.

The following are material trends that are creating opportunities and risks for our business:

•
We have financed our growth largely through the issuance of debt.  As of March 31, 2010, we had negative working capital of ($2,637,000).  In order to service our debt, maintain our current level of operations and fund our growth initiatives, we must be able to generate sufficient amounts of cash flow from our operations.  Our management is engaged in several activities, as explained further in the “Working Capital” section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

•
Any further economic downturn could result in less demand from customers and lower revenues.  Because demand for staffing services is sensitive to changes in the level of economic activity, our business suffers during economic downturns.  As economic activity slows, companies tend to reduce their use of temporary employees and recruitment services before undertaking layoffs of their regular employees, resulting in decreased demand for our personnel.  Conversely, if the economy improves, demand for temporary staffing and recruitment services may increase as employers seek to fill open positions using temporary staffing until permanent employees are hired, resulting in increased demand for our personnel.

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

•
As a result of the current economic situation, our competitors have decreased their pricing in order to capture market share.  This has resulted in increased competitive pressure in our market, as well as downward pressure on our gross margins.

Discontinued Operations

In addition to our light industrial and clerical and administrative service offerings, we historically have provided professional accounting and finance consulting and staffing services through both our CPA Partner on Premise Program and directly to clients.

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

In the first quarter of fiscal 2010, in an effort to focus management’s efforts, and use our capital more directly for our light industrial and clerical and administrative service offerings, we discontinued our remaining accounting and finance operations, which formed part of our Direct Professional Services offering.  As a result, the operations associated with the direct provision of accounting and finance services is classified as discontinued operations for all periods presented in the accompanying financial statements.

During the fiscal year ending September 30, 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel.  Consequently, permanent placement revenues and gross profit have decreased to $449,000 and 28.7% in the 2009 fiscal year from $1,424,000 and 41.9% in the corresponding prior year.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings and lines of business and expand our geographic presence and/or further expand and strengthen our existing infrastructure.

Our most recent material acquisition is the acquisition by CRD of certain assets of the GT Entities, as discussed in Note 13 to the financial statements included in this Quarterly Report on Form 10-Q.  We will account for this acquisition as a purchase and the results of operations of acquired operations will be included in our results beginning April 5, 2010, during our third fiscal quarter of 2010. In addition, in connection with the acquisition, CRD entered into a consulting agreement with Eric Goldstein, the former owner of GT Systems, Inc., as well as an employment agreement with Habib Noor and a services agreement with Noor Associates, Inc., as more fully described in Note 13 to the financial statements included in this Quarterly Report on Form 10-Q.

Our management continues to invest resources in activities to seek, complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively assimilate into our marketing and sales strategies.  Currently, our management expects acquisitions to continue to constitute a significant portion of any future growth, including the potential asset acquisitions from one or more related parties.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party financing on terms acceptable to us, given our current working capital deficit, as discussed below.

We are currently engaged in discussions with Tri-State Employment Services, Inc., or TSE, a professional employer organization that is also the beneficial owner, with its affiliates, of approximately 58% of our outstanding common stock, for the potential acquisition of certain of the staffing assets of TSE.  It is expected that any consideration paid to TSE under such an acquisition is likely to consist of our equity securities.  However, there is no assurance that any such acquisition will be completed.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are not yet effective that we believe will have a material effect on our financial statements.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue

For the three months ended March 31, 2010, revenue increased $587,000, or 4.5%, to $13,522,000, as compared to $12,935,000 for the same period of the prior year.  This increase in revenue was primarily attributable to the acquisition of new accounts in existing offices.

Direct cost of services

For the three months ended March 31, 2010, direct cost of services increased by $994,000, or 8.8%, to $12,226,000, as compared to $11,232,000 for the same period of the prior year.  This increase was primarily due to the increase in revenues for the period.

Gross profit

For the three months ended March 31, 2010, gross profit decreased $407,000, or 23.9%, to $1,296,000, as compared to $1,703,000 for the same period in the prior year.  As a percentage of revenue, gross profit for the three months ended March 31, 2010 decreased to 9.6% compared to 13.2% for the same period in the prior year, reflecting a combination of lower bill rate pricing to retain existing clients or gain new clients in the current recession as well as changes in our client mix.

Selling, general and administrative expenses

For the three months ended March 31, 2010, selling, general and administrative expenses decreased $117,000, or 6.4%, to $1,701,000, as compared to $1,818,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $35,000 for the three months ended March 31, 2010, as compared with $41,000 in the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses decreased to 12.5% for the three months ended March 31, 2010, compared to 14.1% during the same period in the prior year.

Depreciation and amortization

For the three months ended March 31, 2010, depreciation and amortization decreased $21,000, or 20.3%, to $82,000, as compared to $103,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on certain intangible assets acquired that have been fully amortized prior to the current fiscal quarter as well as the elimination of certain leasehold improvements during the fourth quarter of fiscal 2009 due to a relocation of our corporate headquarters.

Loss from continuing operations

As a result of the above, loss from continuing operations was ($487,000) for the three months ended March 31, 2010, compared to a loss from continuing operations of ($218,000) for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. Interest expense for the three months ended March 31, 2010 was $66,000, which represents a 38.3% decrease from interest expense of $107,000 for the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during the first two quarters of fiscal 2010 through the restructuring and extinguishment of certain of such debt through the issuance of our common stock.  See the section entitled “Working Capital” below for further discussion.

Loss on debt extinguishment

On February 22, 2010, TSE agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff Services, Inc., or ReStaff, in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to TSE.  We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

Net loss from continuing operations

The factors described above resulted in a net loss from continuing operations for the three months ended March 31, 2010 of ($1,475,000) as compared to a net loss from continuing operations of ($325,000) for the same period in the prior year.

Income (loss) from discontinued operations

Income (loss) from discontinued operations reported during the three months ended March 31, 2009 relates to our discontinued CPA Partner on Premise Program and the discontinued portion of the Direct Professional Services offering associated with the provision of accounting services directly to clients.

Net loss

The factors described above resulted in net loss for the three months ended March 31, 2010 of ($1,475,000), as compared to net loss of ($511,000) during the same period of the prior year.

Six months ended March 31, 2010 compared to six months ended March 31, 2009

Revenue

For the six months ended March 31, 2010, revenue decreased $1,954,000, or 6.6%, to $27,636,000, as compared to $29,590,000 for the same period of the prior year.  This decrease in revenue was primarily attributable to the overall decline in economic activity since the beginning of the recession that began in December 2007, offset in part by the acquisition of new accounts in existing offices in the second quarter of fiscal 2010.  We began experiencing declines in revenue versus the prior year most significantly in the second quarter of fiscal 2009.  Our current revenue decline encompassed declines in billable hours at current clients, losses of accounts and lower billings for several larger customers, which were not fully offset by the acquisition of new accounts in existing offices.

Direct cost of services

For the six months ended March 31, 2010, direct cost of services decreased by $751,000, or 2.9%, to $24,913,000, as compared to $25,664,000 for the same period of the prior year.  This decrease was primarily due to the decrease in revenues for the period.

Gross profit

For the six months ended March 31, 2010, gross profit decreased $1,203,000, or 30.6%, to $2,723,000, as compared to $3,926,000 for the same period in the prior year.  As a percentage of revenue, gross profit for the six months ended March 31, 2010 decreased to 9.9% compared to 13.3% for the same period in the prior year, reflecting a combination of lower bill rate pricing to retain existing clients or gain new clients in the current recession as well as changes in our client mix.

Selling, general and administrative expenses

For the six months ended March 31, 2010, selling, general and administrative expenses decreased $21,000, or 0.6%, to $3,562,000, as compared to $3,583,000 in the same period of the prior year.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $75,000 for the six months ended March 31, 2010, as compared with $82,000 in the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses were 12.9% for the six months ended March 31, 2010, compared to 12.1% during the same period in the prior year.  During the first quarter of the current fiscal year we received notices from Los Angeles and Culver City California and the state of New Hampshire notifying us of business taxes and related penalties and interest due for prior fiscal years which we have estimated to total approximately $274,000.  This total includes approximately $85,000 of penalties and $16,000 of interest, all of which have been included in selling general and administrative expenses in the first quarter of fiscal 2010.  We are in preliminary conversations with all three jurisdictions to seek waivers of the associated penalties, but there is no assurance that such waivers will be obtained.  Before taking into account the expense associated with these local business taxes selling general and administrative expenses in the first six months of the current year decreased $298,000, or 8.3% as compared to the first six months of the prior year, primarily as a result of reduced administrative headcount and compensation in addition to broad efforts at lowering general overhead expenditures.

Depreciation and amortization

For the six months ended March 31, 2010, depreciation and amortization decreased $49,000, or 22.7%, to $166,000, as compared to $215,000 in the same period in the prior year.  The decrease is attributable to lower amortization expense recorded on certain intangible assets acquired that have been fully amortized prior to the current fiscal quarter as well as the elimination of certain leasehold improvements during the fourth quarter of fiscal 2009 due to a relocation of our corporate headquarters.

(Loss) income from continuing operations

As a result of the above, loss from continuing operations was ($1,005,000) for the six months ended March 31, 2010, compared to income from operations of $128,000 for the same period in the prior year.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations.  Interest expense for the six months ended March 31, 2010 was $162,000, which represents a 35.2% decrease from interest expense of $250,000 for the same period in the prior year.  The decrease is attributable to a reduction in the amount of debt outstanding that occurred during fiscal 2009 and the first six months of fiscal 2010 through restructuring and extinguishment of certain of our outstanding debt through the issuance of our common stock, as well as the reduction in the federal prime lending rate from 5.00% in effect at the beginning of fiscal 2009 to 3.25% at the beginning of the current fiscal year resulting in lowered interest expense on our sold outstanding accounts receivable.

Loss on debt extinguishments

On February 22, 2010, TSE agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to TSE.  We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

On December 29, 2009, we entered into an exchange agreement with TSE, whereby all amounts due to TSE under the terms of notes recently acquired by TSE from a third party were settled in full, in exchange for the issuance to TSE of shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our common stock.  Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the common stock we issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal 2010.

Net loss from continuing operations

The factors described above resulted in a net loss from continuing operations for the six months ended March 31, 2010 of ($2,590,000) as compared to a net loss from continuing operations of ($122,000) for the same period in the prior year.

Loss from discontinued operations

Loss from discontinued operations reported during the six months ended March 31, 2009 relates to our discontinued CPA Partner on Premise Program and the discontinued portion of the Direct Professional Services offering associated with the provision of accounting services directly to clients.

Net loss

The factors described above resulted in net loss for the six months ended March 31, 2010 of ($2,590,000), as compared to net loss of ($493,000) during the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection, loans from related parties and proceeds from sales of our common stock to satisfy our working capital requirements and to fund acquisitions.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions.  To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At March 31, 2010, cash was $81,000, an increase of $18,000 from $63,000 as of September 30, 2009.

Net cash flows provided by operating activities from continuing operations during the six months ended March 31, 2010 decreased by $587,000 to $55,000, from $642,000 during the same period of the prior year.  This decrease reflects the increase in Net loss from continuing operations in the first six months of fiscal 2010, which, after adding back certain non-cash expenses to both the first six months of fiscal 2010 and 2009, such as Loss on debt extinguishment, Depreciation and amortization, Stock based compensation expense, and Bad debt expense, resulted in a revised decrease of $1,043,000.  Offsetting this decrease was greater cash provided by changes in operating assets in liabilities during the six months ended March 31, 2010, which totaled $456,000.

Net cash used in investing activities during the six months ended March 31, 2010, increased $8,000 to ($16,000) from ($8,000) during the same period of the prior year, which reflects expenditures associated with the relocation of our corporate headquarters from New Jersey to New York during the current fiscal year.

Net cash used in financing activities during the six months ended March 31, 2010, decreased by $269,000 to ($4,000) from ($273,000) during the same period of the prior year.  This decrease was primarily due to the restructuring and elimination of certain debt outstanding during the current fiscal year as well as our failure to make scheduled principal payments on other outstanding debt.

Working Capital

As of March 31, 2010, we had negative working capital of ($2,637,000), for which the component constituting the current portion of long-term debt was $309,000.  Within the current portion of long-term debt $259,000 is past due or due upon demand as explained further below.  Of the negative working capital, $2,190,000 is due and payable to TSE relating to costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis.  Total outstanding debt as of March 31, 2010 was $309,000.  The working capital deficit of ($2,637,000) as of March 31, 2010 represents a decrease in the deficit of $95,000 as compared to a working capital deficit of ($2,732,000) as of September 30, 2009.

In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital.  Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)
On December 29, 2009, we entered into an exchange agreement with TSE, whereby all amounts due to TSE under the terms of notes acquired by TSE from a third party were settled in full, in exchange for the issuance of shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our common stock.

b)
In the first quarter of fiscal 2010, we discontinued the operations associated with the direct provision of accounting and finance services in order to focus management’s efforts, as well as our capital, more directly on our light industrial, and clerical and administrative service offerings.  This discontinued segment of our operations generated income (losses) from its operations of $1,000 and ($311,000) for the six months ended March 31, 2010 and 2009, respectively.  This segment has been reported as discontinued operations in the accompanying financial statements.

c)
On February 5, 2010, we entered into a settlement and release agreement with the former owner of Restaff Services, Inc. or ReStaff, whereby all obligations we owed to ReStaff were released in exchange for a series of payments totaling $545,000.  These obligations included the remaining principal of $1,056,000 outstanding on a note, $75,000 previously included in demand loans and $34,000 in accrued interest payable.

d)
On February 22, 2010, TSE agreed to assume our obligation to make the $545,000 series of payments to the former owner of ReStaff under our February 5, 2010 settlement and release agreement.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to TSE.  We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

e)
On March 24, 2010, CRD entered into a foreclosure and asset purchase agreement, or the GT Acquisition Agreement to acquire a portion of the assets of GT Systems, Inc., a staffing company, and certain of its affiliates, collectively referred to as the GT Entities, through a private sale by Rosenthal & Rosenthal, Inc., or Rosenthal.  The transaction closed on April 5, 2010.  Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities, related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 in cash, or the GT Purchase Price.  In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, on April 5, 2010 the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal.  These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between Rosenthal and us, pursuant to which we have the right to repurchase some or all of such shares as the GT Purchase Price is paid.

f)
Subsequent to the completion of our second fiscal quarter of 2010, on May 3, 2010, CRD entered into an account purchase agreement with TSE.  Under the terms of the account purchase agreement, CRD will sell its receivables to TSE.  The maximum amount of trade receivables that may be sold is equal to $45,000,000, for which TSE will advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets.  The risk CRD bears from bad debt losses on trade receivables sold is retained by CRD, and receivables sold which become greater than 90 days old can be charged back to CRD by TSE.  Currently, TSE obtains the funds necessary under the agreement from its current lender, and is passing through the financing costs associated with these funds to us, although this arrangement is intended to be temporary and is subject to obtaining our own arrangement with a financing source.

g)	TSE has provided further financial accommodations to us by allowing us to delay from time to time amounts due to TSE under our professional services arrangement with TSE.

h)
We are aggressively managing cash and expenses with activities such as seeking additional efficiencies in our operating offices and corporate functions (including headcount reductions, if appropriate), improving our accounts receivable collection efforts, obtaining more favorable vendor terms, and using our finance and accounting consultants when available to aid in the necessary obligations associated with being a public reporting company.

We believe, based on the above activities and our current expectations, that we have adequate resources for liquidity to meet our operating needs through March 31, 2011.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  We sell our accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5%, or the Discount Rate, applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee of 3% applies to the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter.  In addition, an overadvance of $500,000 was received, is secured by outstanding receivables, and is currently being repaid in weekly payments of $9,500, with $5,000 payments due in the last week of each of January, February, March and April of 2010.  As of March 31, 2010, the amount of advances against sold receivables outstanding was $4,264,000, which includes $88,000 outstanding related to the overadvance.  The overadvance is expected to be paid in full by May 11, 2010.

Sales of Common Stock

While there were no sales of our common stock during the three months ended March 31, 2010, on February 22, 2010 we did issue 3,666,667 shares of our common stock to TSE, as more fully described in Note 7 to the financial statements included in this Quarterly Report on Form 10-Q.  Further, as more fully described in Note 13 to the financial statements included in this Quarterly Report on Form 10-Q, on April 5, 2010 we issued 4,257,332 shares of our common stock to Rosenthal.  In connection with these issuances, we relied on an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States and the rules of the SEC.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of the critical accounting policies, which our management believes are the most important to the portrayal of our financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

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

Stock-Based Compensation.  We calculate stock-based compensation expense in accordance with the FASB ASC Topic 718, “Compensation-Stock Compensation,” or ASC 718.  This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards to be based on estimated fair values.  Fair value for restricted stock is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  Under ASC 718, the value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods.  We recognize stock-based compensation expense on a straight-line basis.

Income Taxes.  We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” or ASC 740.  Under ASC 740, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities. We evaluate the probable resolution of tax positions based on the technical merits, that the position will be sustained upon examination, presuming that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

Intangible Assets.  In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” or ASC 350, goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We performed our annual impairment analysis as of May 31, 2009 and will continue to test for impairment annually.  No impairment was indicated as of May 31, 2009.  Other intangible assets with finite lives are subject to amortization, and impairment reviews are performed in accordance with ASC Topic 360, “Property, Plant & Equipment,” or ASC 360.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.  Due to this, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010.  We are in the process of remediating the material weaknesses identified in our assessment by defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.  We are however in the process of remediating the material weaknesses identified in our assessment as of our fiscal year end September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II Other Information

Item 1. Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

We are currently in default under a promissory note in the principal amount $100,000, as a result of our failure to make timely payments of principal and/or interest.  We are currently in discussions with the holder of the note concerning the terms of a possible forbearance agreement or restructuring.  As of March 31, 2010, the aggregate amount of payments due but not made under the note was $100,000.

Item 4. (Removed and Reserved)

Item 5. Other Information

Upon the departure of Stephen DelVecchia on February 12, 2010, our former Chief Financial Officer and principal financial and accounting officer, Jay Schecter, our Chief Executive Officer, assumed the responsibilities of principal financial and accounting officer.

Item 6. Exhibits

Number	Description
2.4
Agreement and Plan of Merger, dated as of February 23, 2010, by and among Accountabilities, Inc., Corporate Resources Services, Inc. and ACBT Merger Co., Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K  filed by the Registrant on February 24, 2010)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on February 24, 2010)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Registrant on February 24, 2010)

10.1+	Client Services Agreement, dated August 1, 2006, by and between Accountabilities, Inc., a wholly-owned subsidiary of the Company and TSE-PEO

10.2
Settlement and Release Agreement, dated February 5, 2010, by and between Rhonda Faria, ReStaff Services, Inc. and Accountabilities, Inc. (incorporated by reference to Exhibit 10.51 to the Form 10-Q filed by the Registrant on February 12, 2010)

10.3
Foreclosure and Asset Purchase Agreement, dated as of March 24, 2010, by and among Rosenthal and Rosenthal, Inc., GT Systems Inc., certain of operating affiliates of GT Systems Inc., Eric Goldstein, Corporate Resource Development Inc., Corporate Resource Services, Inc. and Tri-State Employment Services, Inc.

10.4	Consulting Agreement, dated March 24, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein.

10.5	Services Agreement, dated March 29, 2010, by and between Corporate Resource Development Inc. and Noor Associates, Inc.

10.6	Employment Agreement, dated March 29, 2010, between Corporate Resource Development Inc. and Habib Noor.*

10.7
Debt Assumption Agreement, entered into as of February 22, 2010, by and between Accountabilities, Inc. and Tri-State Employment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on February 24, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

*	Constitutes a management contract required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Resource Services, Inc.

Date: May 17, 2010	By:	/s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive and Financial and Accounting Officer)