Form 10-Q
period 2010-06-30
Corporate Resource Services, Inc.
filed 2010-08-16
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
  Yes ☐  No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of August 4, 2010 was 29,339,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$27,000	$63,000
Accounts receivable – less allowance for doubtful accounts of $503,000 and $188,000, respectively	2,673,000	996,000
Due from financial institution	441,000	130,000
Unbilled receivables	1,385,000	783,000
Prepaid expenses	118,000	299,000
Due from related party	21,000	21,000
Total current assets	4,665,000	2,292,000

Property and equipment, net	817,000	141,000
Other assets	27,000	21,000
Intangible assets, net	2,913,000	944,000
Goodwill	2,327,000	2,947,000
Total assets	$10,749,000	$6,345,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$2,934,000	$1,579,000
Accrued wages and related obligations-due to related party	2,846,000	1,801,000
Accrued wages and related obligations	28,000	35,000
Current portion of long-term debt	1,050,000	454,000
Current portion of related party long-term debt	1,009,000	811,000
Due to related party	1,576,000	344,000
Total current liabilities	9,443,000	5,024,000

Long term debt, net of current portion	1,250,000	190,000
Related party long-term debt, net of current portion	-	580,000
Deferred rent	118,000	-
Total liabilities	10,811,000	5,794,000

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized; 33,596,000 and 23,689,000 shares issued and 29,339,000 and 23,689,000 outstanding as of June 30, 2010 and September 30, 2009, respectively	3,000	2,000
Additional paid-in capital	6,109,000	3,397,000
Accumulated deficit	(6,174,000)	(2,848,000)
Total stockholders’ equity (deficit)	(62,000)	551,000

Total liabilities and stockholders’ equity (deficit)	$10,749,000	$6,345,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue	$32,522,000	$12,726,000	$60,107,000	$42,315,000

Direct cost of producing revenues-purchased from related party	25,875,000	11,108,000	50,747,000	36,770,000

Gross profit	6,647,000	1,618,000	9,360,000	5,545,000

Selling, general and administrative expenses *	6,887,000	1,590,000	10,439,000	5,147,000

Depreciation and amortization	204,000	99,000	370,000	314,000
Acquisition expenses	482,000	-	482,000	-
Other (income)	(446,000)	-	(446,000)	-

(Loss) income from continuing operations	(480,000)	(71,000)	(1,485,000)	84,000

Interest expense	256,000	86,000	418,000	336,000
Loss on debt extinguishments – related party	-	-	1,423,000	-

Net loss from continuing operations	(736,000)	(157,000)	(3,326,000)	(252,000)

Income (loss) from discontinued operations	-	82,000	-	(316,000)

Net loss	$(736,000)	$(75,000)	$(3,326,000)	$(568,000)

Net loss per share from continuing operations:
Basic	$(0.03)	$(0.01)	$(0.13)	$(0.01)
Diluted	$(0.03)	$(0.01)	$(0.13)	$(0.01)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

Total net loss per share:
Basic	$(0.03)	$0.00	$(0.13)	$(0.03)
Diluted	$(0.03)	$0.00	$(0.13)	$(0.03)

Weighted average shares outstanding:
Basic	29,339,000	22,715,000	26,201,000	22,439,000
Diluted	29,339,000	22,715,000	26,201,000	22,439,000

*
Includes $27,000 and $103,000 for the three and nine months ended June 30, 2010, respectively and $39,000 and $122,000 for the three and nine months ended June 30, 2009, respectively, in non-cash charges for stock based compensation.

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

Nine Months Ended
June 30, 2010

Common stock – shares:
Balance at beginning of period	23,689,000
Forfeitures of restricted stock grants	(350,000)
Common stock issued as collateral	4,257,000
Debt conversions to unregistered common stock	6,000,000
Balance at end of period	33,596,000

Common stock – par value:
Balance at beginning of period	$2,000
Debt conversions to unregistered common stock	1,000
Balance at end of period	$3,000

Additional paid-in capital:
Balance at beginning of period	$3,397,000
Debt conversions to unregistered common stock	2,609,000
Stock-based compensation relating to unregistered common stock	103,000
Balance at end of period	$6,109,000

Accumulated deficit:
Balance at beginning of period	$(2,848,000)
Net loss	(3,326,000)
Balance at end of period	$(6,174,000)

Total stockholders’ (deficit)	$(62,000)

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,326,000)	$(568,000)
Less: net (loss) from discontinued operations	-	(316,000)
Net loss from continuing operations	(3,326,000)	(252,000)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	370,000	314,000
Stock-based compensation	103,000	122,000
Bad debt expense	506,000	140,000
Loss on debt extinguishments – related party	1,423,000	-
Straight Line Rent	118,000	-
Changes in operating assets and liabilities:
Trade accounts receivable including unbilled receivables	(2,827,000)	394,000
Due from financial institution	(311,000)	(49,000)
Prepaid expenses	181,000	121,000
Other assets	(6,000)	-
Accounts payable and accrued liabilities-due to related parties	58,000	(227,000)
Accounts payable and accrued liabilities-due to unrelated parties	2,479,000	77,000
Net cash (used in) provided by operating activities – continuing operations	(1,232,000)	640,000
Net cash (used in) operating activities – discontinued operations	(17,000)	(300,000)
Net cash (used in) provided by operating activities	(1,249,000)	340,000

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(15,000)	(12,000)
Net cash used in investing activities	(15,000)	(12,000)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(78,000)
Advances from related party – net	1,232,000	-
Principal payments on long-term debt – related parties	-	(302,000)
Net cash used in financing activities – continuing operations	1,228,000	(380,000)
Net cash provided by (used in) financing activities	1,228,000	(380,000)

Net (decrease) in cash	(36,000)	(52,000)

Cash at beginning of period	63,000	69,000

Cash at end of period	$27,000	$17,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

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

As a result of the reorganization, the former holders of Accountabilities’ common stock now own shares of the Company’s common stock, par value $0.0001, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities, Inc. Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of the Company’s common stock.  The consolidated assets, liabilities and stockholders’ equity of the Company  immediately following the reorganization remained the same as the consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., in each case including its consolidated subsidiaries, Accountabilities and Corporate Resource Development Inc. (“CRD”), a newly formed wholly-owned subsidiary of the Company, formed on March 23, 2010, unless otherwise indicated or the context otherwise requires.

Nature of Operations

Through its two wholly-owned subsidiaries, Accountabilities and CRD, the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services and clerical and administrative support.  The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  The Company conducts all of its business in the United States through its New York City headquarters and the operation of 17 staffing and recruiting offices.

2.	Summary of Significant Accounting Policies

Business Combinations

Acquisitions of businesses made on or after December 15, 2009 are accounted for using the acquisition method. Under the acquisition method the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are measured at their fair values as of the acquisition date. Costs incurred to effect the acquisition are recognized separately as an expense from the acquisition rather than being included in the cost. Acquisitions of businesses made prior to December 15, 2009 have been accounted for under the purchase method. In contrast with the acquisition method, the purchase method required that the costs of acquisitions, including costs incurred to effect the acquisitions, be allocated to the individual assets and liabilities based on their estimated fair values.

Revenue Recognition

Staffing and consulting revenues are recognized when services are provided. Permanent placement revenue, which generated 3.7%  and 2.0% of total revenue in the three and nine months ended June 30, 2010, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the company and its two wholly owned subsidiaries, Accountabilities and CRD. All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Information

The condensed consolidated financial information as of and for the three and nine months ended June 30, 2010 and 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods.  The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”); however, the Company believes the disclosures made are adequate to make the information presented not misleading in any material respect.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009, which are included in Accountabilities’ Form 10-K as filed with the SEC on December 28, 2009.  Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform to the current period’s presentation.

Income Taxes

Accounting principles generally accepted in the United States ("GAAP") requires the use of the asset and liability method.  Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of SFAS 109”, as codified in Accounting Standards Codification (“ASC”) 740. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

3.	Acquisitions

GT Systems, Inc.

On April 5, 2010 the Company, through its wholly-owned subsidiary, CRD, acquired certain of the operations of GT Systems, Inc. and its operating affiliates (“GT Systems”), for $3,000,000 of which $750,000 was paid at the closing with the balance payable, with no interest, in installments of $250,000 per quarter for one year, and thereafter, .75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price has not been paid, then any remaining balance shall be due and payable by CRD.  The acquisition was made to expand the Company’s penetration of the New York Tri-State region, diversify the Company’s product offerings, and the Company believes it can benefit through anticipated savings due to economies of scale.  The purchase resulted in CRD’s acquisition of certain fixed and identifiable intangible assets of GT Systems.

The following table presents the allocation of the purchase price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195,000
Sales representative network	2,055,000
PP&E	750,000
Total Purchase Price	$3,000,000

In addition, the Company has entered into a three year consulting agreement with GT Systems former owner for his assistance with the administration of the business and maintenance of customer and client relationships. Compensation to be paid under the agreement includes an annual payment of $200,000, 0.4% of the gross sales of each pay period, and an additional 0.6% of the annual gross sales in excess of $80,000,000. The Company has incurred $110,000 of consulting expenses from April 5, 2010 to June 30, 2010, which is reflected in selling general and administrative expenses on the Statements of Operations.

As a result of the acquisition, the Company earned $446,000, which has been reported as other income. This income consists of fees earned pursuant to a services agreement with an affiliate of GT Systems which expired in June 2010, and amounts earned under a Service and Collections agreement with the seller, whereby the Company provides services to assist the seller in collecting the outstanding receivables of GT Systems prior to its acquisition.

The Company also incurred $482,000 in acquisitions-related costs, which include a finder’s fee of $52,000, legal fees of $360,000 and accounting fees of $70,000.

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of GT Systems at the beginning of the nine months ended June 30, 2010:

	Included in the Financial Statements Presented CRD’s Acquisition of Certain Assets of GT Systems April 5, 2010 - June 30, 2010	Supplemental Pro forma Consolidated October 1, 2009 - June 30, 2010
Revenue	$18,286,000	$96,222,000
Net (loss) from continuing operations	$(175,000)	$(3,694,000)

4.	Discontinued Operations

CPA Partner on Premise Program (“CPA POP”):

In April 2009, the Company discontinued its CPA POP service offering through which it had provided staffing and recruiting services for the placement of finance and accounting personnel through sales and marketing agreements with ten public accounting firms. The Company has reported the results of the CPA POP program as discontinued operations in the accompanying condensed consolidated statements of operations.  All prior period information has been reclassified to be consistent with the current period presentation.

Direct Professional Services:

In the first quarter of fiscal 2010, in an effort to focus management’s efforts and use the Company’s capital more directly on its light industrial and clerical and administrative service offerings, the Company discontinued the portion of the Direct Professional Services offering associated with the provision of accounting and finance services offered directly to clients.  Accordingly, the Company has reported the operations associated with the direct provision of accounting and finance services as discontinued operations in the accompanying condensed consolidated statements of operations.  All prior period information has been reclassified to be consistent with the current period presentation.

5.	Net Loss per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS per share reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings.  Such potential additional common stock is included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common stock would reduce the reported loss per share and therefore have an anti dilutive effect.  The weighted-average number of common shares outstanding does not include 4,257,000 shares of stock held in escrow to secure the debt related to the GT Systems acquisition (see note 8) or the anti-dilutive effect of approximately 592,000 common stock equivalent shares for the three and nine months ended June 30, 2010, and 688,000 common stock equivalent shares for the three and nine months ended June 30, 2009, representing warrants, convertible debt and non-vested shares.

6.	Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of June 30, 2010			As of September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer lists and relationships (7 to 10 years)	$4,071,000	$(1,158,000)	$2,913,000	$1,821,000	$(888,000)	$933,000
Non-competition agreements (3 years)	111,000	(111,000)	-	111,000	(100,000)	11,000
Total	$4,182,000	$(1,269,000)	$2,913,000	$1,932,000	$(988,000)	$944,000

Goodwill (indefinite life)	$2,327,000		$2,327,000	$2,947,000		$2,947,000

The Company recorded amortization expense for the nine months ended June 30, 2010 and 2009 of $281,000 and $153,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining three months of fiscal 2010 is $157,000 and for the fiscal years ending September 30, 2011, 2012, 2013, 2014 and 2015 is $432,000, $432,000, $388,000, $274,000 and $205,000, respectively.

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

Goodwill balances and the adjustment made during the second quarter of fiscal 2010 are as follows:

Goodwill as of September 30, 2009	$2,947,000
ReStaff purchase price adjustment	(620,000)

Goodwill as of June 30, 2010	$2,327,000

7.	Related Parties

The Company has entered into professional service arrangements with TSE-PEO, Inc. and TSE, Inc. (collectively “TSE”), professional employer organizations (collectively “PEO”) that share common ownership with Tri-State Employment Services, Inc., which is also the beneficial owner, with its affiliates, of approximately 66% of the Company’s outstanding common stock.  TSE, as a PEO, is a single source provider of integrated services that enable business owners to cost-effectively outsource functions such as human resource support, employee benefits, payroll and workers’ compensation and other strategic services.  TSE does this by becoming an employer of record for tax and insurance purposes.  Fees for this arrangement charged by TSE to the Company are comparable to the fees TSE charges its other customers.  While amounts payable to TSE are part of the Company’s costs of doing business, the Company sets the rates and prices that it charges its end user customers (i.e. those who require temporary services workers).  The Company has this PEO relationship with employees associated with all of its operations.  As shown on the accompanying balance sheet, amounts accrued for wages and related charges at June 30, 2010 and September 30, 2009 are $2,846,000 and $1,801,000, respectively.  TSE has provided financial accommodations to the Company by allowing it to delay from time to time amounts due to TSE under the professional services arrangement with TSE.

On February 22, 2010, TSE agreed to assume the obligation to make a series of payments totaling $545,000 from the Company in exchange for the issuance of 3,666,667 shares of the Company’s common stock, as more fully described below.  On May 1, 2010, CRD entered into an account purchase agreement with TSE, as more fully described below.

The caption “Due to related party” on the accompanying condensed consolidated balance sheets primarily consists of $1,661,000 advanced to the Company by TSE, and $50,000 due to a former officer of the Company for compensation related to the discontinued operations, net of certain amounts to be reimbursed to the Company.

On May 3, 2010, CRD entered into an account purchase agreement (the “Account Purchase Agreement”) with TSE in order to provide financing to CRD.  Under the terms of the Account Purchase Agreement, CRD sells its receivables to TSE.  TSE obtains the funds necessary under the Account Purchase Agreement from its current lender on comparable terms, and is passing through all of its financing costs to CRD without markup.  The maximum amount of trade receivables that may be sold at any one time is $45,000,000, for which TSE will advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets, with interest charged at 2.5% plus prime.  The risk CRD bears from bad debt losses on trade receivables sold is retained by CRD, and receivables sold which become greater than 90 days old can be charged back to CRD by TSE For the three months ended June 30, 2010, the total financing cost was $95,000. This arrangement is intended to be temporary and is subject to the Company obtaining its own direct arrangement with a financing source. The amount outstanding under this agreement at June 30, 2010 was $8,875,000, which amount has been netted against accounts receivable.

8.	Long-Term Debt

Long-term debt at June 30, 2010 and September 30, 2009 is summarized as follows:

	June 30,	September 30,
	2010	2009
Long-term debt
16.25% subordinated note (i)	$-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)	-	80,000
Long term capitalized lease obligation (iv)	-	4,000
CRD (v)	2,250,000	-
Other debt	50,000	50,000
Total	2,300,000	644,000
Less current maturities	1,050,000	454,000
Non-current portion	1,250,000	190,000

Related party long-term debt
13% unsecured demand note (vi)	104,000	104,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	131,000
6% unsecured note (ix)	-	1,056,000
Advance from TSE (x)	750,000	-

Total	1,009,000	1,391,000
Less current maturities	1,009,000	811,000
Non-current portion	-	580,000

Total long-term debt	3,309,000	2,035,000
Less current maturities	2,059,000	1,265,000
Total non-current portion	$1,250,000	$770,000

(i)
A $175,000 subordinated note was issued March 31, 2006, originally due January 30, 2007 and originally having an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note was secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder declared the note in technical default, began assessing interest at a higher rate, imposed late charges.  The holder has since entered into forbearance agreements under which defaults have been waived and forbearance terms extended.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

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

(iii)
An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was originally due June 29, 2006.  Due to the failure to make timely payments under the terms of the note, on April 1, 2007, the holder elected the option of declaring the note in technical default and began charging interest at a rate of 18% per annum.  Since then, the Company entered into forbearance agreements under which the holder has waived defaults and effectively extended forbearance terms.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

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

(v)
In connection with the acquisition of certain assets of GT Systems for $3,000,000, on April 4, 2010, the Company made a down payment of $750,000 with a balance of $2,250,000. This balance is to be paid with no interest, at $250,000 per quarter for one year, and thereafter .75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price has not been paid, then any remaining balance shall be due and payable by CRD. This debt is secured by 4,257,000 shares of the Company’s common stock being held in escrow.

(vi)
An unsecured demand note was issued March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal of $150,000 and bearing an annual interest rate of 8%.  The Company has entered into various forbearance agreements under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively extend the terms of the forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  As of the date of this Form 10-Q, no demand for payment has been received by the Company and the Company and the holder are currently discussing extending the terms and conditions for payment on the note.

(vii)
A $100,000 unsecured convertible note and 600,000 shares of common stock were issued on January 31, 2008 to an affiliate of a director of the Company in exchange for another note that had an outstanding principal balance of $200,000.  This $100,000 unsecured convertible note was originally due October 31, 2008 and bore interest at an annual rate of 12%.  It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(viii)
Demand loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company.  The amounts are not subject to interest, are classified as short-term loans and are due and payable upon demand by the shareholders.

(ix)
 On February 5, 2010, the Company entered into a Settlement and Release Agreement with the former owner of ReStaff, an employee of Accountabilities, whereby all obligations owed by the Company to ReStaff were released in exchange for a series of payments totaling $545,000.  These obligations included the remaining principal of $1,056,000 outstanding on this note, $75,000 previously included in demand loans and $34,000 in accrued interest payable.  This debt restructuring was accounted for as a reduction in the purchase price of ReStaff, with a corresponding adjustment to goodwill.

On February 22, 2010, TSE agreed to assume the obligation to make the series of payments totaling $545,000 to the former owner of Restaff from the Company.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, the Company agreed to issue 3,666,667 shares of its common stock.  The Company recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of the Company’s common stock on the date of the exchange, which was $0.40.  A special committee of independent directors of the Company approved the above exchange.

(x)
In connection with the acquisition of certain assets of GT Systems, TSE made the down payment of $750,000 on behalf of the Company. This amount is due on demand, with no interest due. It is classified as short term debt.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (v), (vi), (vii) and (x) above.  Management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, the Company will continue to seek other sources of funding, including through the issuance of related party debt.

9.	Stock-Based Compensation

In September, 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”).  Under the terms of the reorganization discussed above, the Company has assumed the Plan and any agreements thereunder pursuant to which restricted stock awards of Accountabilities’ common stock were granted.  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of June 30, 2010, grants with respect to 1,403,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

A summary of the status of the Company’s non-vested shares as of June 30, 2010, and the changes during the nine months ended June 30, 2010, is presented below:

	Number of Non- Vested Award Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 1, 2009	974,000	$0.31
Forfeitures	(350,000)	$0.30
Vested	(326,000)	$0.32
Non-vested at June 30, 2010	298,000	$0.33

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  For the nine months ended June 30, 2010 and 2009, compensation expense relating to restricted stock awards was $103,000 and $122,000, respectively.  As of June 30, 2010, there was $55,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 1.6 years.  The total fair value of the shares that vested during the nine months ended June 30, 2010 was $129,000.

10.	Receivable Sale Agreement - Overadvances

Additional overadvance amounts are occasionally extended to the Company at the election of the financial institution to which the Company sells its trade receivables.  As of June 30, 2010, the total amount outstanding under the overadvance was fully repaid.  Overadvances are subject to a fee of 2%.  The overadvance was originally repayable in weekly payments of $8,500, which weekly payment amounts were increased to $9,500 in December 2009.

11.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2010	2009
Cash paid for:
Interest	$275,000	307,000
Income Taxes	-	-
Non-cash investing and financing activities:
Stock based compensation	103,000	122,000
ReStaff Acquisition purchase price adjustment and debt reduction	620,000	-
Debt converted to restricted common stock at fair value	2,610,000
Acquisition of CRD Assets	3,000,000	-
Notes issued for purchase of CRD – seller	2,250,000	-
Advance for purchase of CRD – related party	750,000	-

12.	Stockholders’ Equity

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

In connection with the acquisition of GT Systems on April 5, 2010, the Company issued  4,257,000 shares of common stock to the seller as collateral for the debt related to the purchase. These shares are being held in escrow and the Company will have the right to repurchase a portion of the shares at $.0001 per share following the Company’s installment payments on the outstanding portion of the purchase price, provided that the remaining number of shares held by the escrow agent following any such repurchase must have a minimum value in relation to the amount of debt that will continue to be outstanding, determined using a market based formula. These shares are neither treated as outstanding for the Company’s financial statements in this Quarterly Report on Form 10-Q, nor included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q.

13.	Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase from its financial institution any receivables that are 90 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

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

Lease Commitments

At June 30, 2010 and September 30, 2009, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017.  On November 27, 2009, the Company vacated its corporate headquarters in Manalapan, New Jersey and relocated to New York City, New York.  The Company leased its New Jersey corporate headquarters under an operating lease that was set to expire in December 2014.  The Company entered into a new operating lease for its New York City location for 2,400 square feet of office space which is set to expire on December 31, 2016.

The landlord of the vacated New Jersey corporate headquarters alleges that the Company is obligated to make payments under the lease for its former New Jersey location through December 2014, which the Company is contesting.  As a result of vacating the New Jersey location prior to the expiration of the lease, the Company has recorded an additional liability for the remaining lease rentals, reduced by an estimate of the landlord’s recovery from re-letting the space, at fair value as of June 30, 2010.  The Company retained the full right to use the premises until January 2010, the time at which the premises were no longer available to the Company.  Included in accounts payable and accrued liabilities at June 30, 2010 on the accompanying condensed consolidated balance sheet is a total estimated net liability of $303,000 related to this lease.  The total remaining lease payments under the lease of $1,142,000, net of the effect of estimated sublease rentals of $811,000 and prepaid rent of $11,000, was discounted using a rate of 4.75%.   The Company had previously recorded rent expense on a straight-line basis resulting in a recognized liability of $167,000.  As of June 30, 2010 the Company recorded $136,000 in additional rent expense in selling, general and administrative expenses to recognize the fair value of the liability of $303,000.

In connection with the acquisition of CRD, the Company has negotiated a new lease of space in New York City which has been agreed in principle to by the parties and is awaiting signature. The lease is for a five year period ending August 30, 2014. The minimum future rental payments under the lease are as follows:

Rent Commitments for the
year ending September 30,
2010	$291,000
2011	1,079,000
2012	1,106,000
2013	1,238,000
2014	1,269,000

The Company is accounting for this lease as if signed and accordingly is recording the rent expense on the straight line basis of $89,000 per month.

14.	Subsequent Events

The Company does not have any material subsequent events from the balance sheet date through the date the financial statements were filed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the reorganization, the former holders of Accountabilities’ common stock now own shares of our common stock, par value $0.0001, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities, Inc. Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of our common stock.  Our capitalization and consolidated assets, liabilities and stockholders’ equity immediately following the reorganization remained the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

Overview

Through our two wholly-owned subsidiaries, Accountabilities and Corporate Resource Development Inc. (“CRD”), we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services and clerical and administrative support.  We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  We conduct all of our business in the United States through our New York City headquarters and the operation of 17 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business.  The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation, including bonuses and stock-based compensation, for our employees. Our management expects our operating expenses will continue to grow in absolute dollars, assuming our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase, although we have no assurance that our revenues will increase or that we will be able to reduce our operating expenses as a percentage of revenue.

The following are material trends that are creating opportunities and risks for our business:

•
We have financed our growth largely through advances from our principal shareholder and related companies.  As of June 30, 2010, we had negative working capital of ($4,778,000).  In order to repay these advances, service our debt, maintain our current level of operations and fund our growth initiatives, we must be able to generate sufficient amounts of cash flow from our operations.  Our management is engaged in several activities, as explained further in the “Working Capital” section below, to effectively accomplish these objectives; however, continued or increased volatility and disruption in the global capital and credit markets could negatively impact our business operations and therefore our liquidity and ability to meet working capital needs.

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

•
A significant component of our growth to date has come through acquisitions.  Our management continues to invest resources in activities to seek, complete and integrate acquisitions that grow or enhance our current service offerings.  Additionally, management seeks acquisitions in desired geographical markets and that have fewer costs and risks associated with integration.  Our management believes that effectively acquiring businesses with these attributes will be critical to carrying out our strategy.

•
As a result of the current economic situation, some of our competitors have decreased their pricing in order to capture market share.  This has resulted in increased competitive pressure in our market, as well as pressure on our gross margins.

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

During the fiscal year ending September 30, 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel.  Consequently, there was no permanent placement revenue and gross profit for the Company in the 9 months ended June 30, 2010 from its traditional line of business as compared to $449,000 in the 2009 fiscal year.  However, a small part of the acquired business of GT Systems, Inc. focuses on permanent placement of personnel.  The Company realized approximately $1.3 million in revenue in the quarter ended June 30, 2010 from this business.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings and lines of business and expand our geographic presence and/or further expand and strengthen our existing infrastructure and benefit from the economies of scale.

On March 24, 2010, our newly formed, wholly-owned subsidiary, CRD entered into a foreclosure and asset purchase agreement, (the “GT Acquisition Agreement”) to acquire a portion of the assets of GT Systems, Inc. (“GT Systems”), a staffing company, and certain of its affiliates (collectively referred to as the “GT Entities”), through a private sale by Rosenthal & Rosenthal, Inc. (“Rosenthal”).  The transaction closed on April 5, 2010.  The acquisition was made to expand the Company’s penetration of the New York Tri-State region, diversify the Company’s product offerings, and the Company believes it can benefit through anticipated savings due to economies of scale.

Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities, related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 (the “GT Purchase Price”).  In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, on April 5, 2010 the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal.  These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between Rosenthal and us, pursuant to which we have the right to repurchase some or all of such shares as the GT Purchase Price is paid.  These shares are neither treated as outstanding for our financial statements in this Quarterly Report on Form 10-Q, nor included in the number of our shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q. Additionally, in connection with the acquisition, CRD entered into a consulting agreement with the former owner of GT Systems as more fully described in Note 3.

We have accounted for the acquisition of a portion of the assets of GT Systems using the acquisition method and the results of operations of CRD are included in the results of our third fiscal quarter, which ended on June 30, 2010.

Our management continues to invest resources in activities to seek, complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively compliment our marketing and sales strategies.  Currently, our management expects acquisitions to continue to constitute a significant portion of any future growth, including potential asset acquisitions from one or more related parties.  Completing such acquisitions, however, will likely be limited by our ability to negotiate purchase terms and/or obtain third party or additional related party financing on terms acceptable to us, given our current working capital deficit, as discussed below.

We are currently engaged in discussions with Tri-State Employment Services, Inc.,  (“TSE”), a professional employer organization that is also the beneficial owner, with its affiliates, of approximately 66% of our outstanding common stock, for the potential acquisition of certain of the staffing assets of affiliates of TSE.  It is expected that any consideration paid to TSE under such an acquisition is likely to consist of our equity securities.  However, there is no assurance that any such acquisition will be completed.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that are not yet effective that we believe will have a material effect on our financial statements.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenue

Consolidated revenues for the three months ended June 30, 2010 totaled $32,522,000, as compared to $12,726,000 for the three months ended June 30, 2009. The increase of $19,796,000 was primarily attributable to revenue generated by CRD of $18,286,000, subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. The balance of the increase in the amount of $1,510,000 is attributable to additional demand from existing customers, the improvement in the overall general economy and the Company’s natural business cycle.

Direct cost of services

Consolidated direct cost of services for the three months ended June 30, 2010 totaled $25,875,000, as compared to $11,108,000 for the three months ended June 30, 2009.  The increase of $14,767,000 was primarily attributable to the direct costs incurred by CRD of $13,082,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of  GT Systems. The balance of the increase in the amount of $1,685,000 is attributable to additional demand from existing customers, changes in the mix of temporary employees leased, the increases in revenues for the period and in unemployment and workers’ compensation insurance.

Gross profit

Consolidated gross profit for the three months ended June 30, 2010 totaled $6,647,000, as compared to $1,618,000 for the three months ended June 30, 2009.  The increase of $5,029,000 is primarily attributable to the gross profit generated by CRD of $5,204,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems, offset by a $175,000 decrease attributable to a combination of  lower billing rates due to competition, as well as increases in unemployment and workers’ compensation insurance.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the three months ended June 30, 2010 totaled $6,887,000, as compared to $1,590,000 for the three months ended June 30, 2009.  The increase of $5,297,000 is primarily attributable to the selling, general and administrative expenses incurred by CRD of $5,503,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems, offset by a $206,000 decrease attributable to management’s cost control initiatives.

Depreciation and amortization

Consolidated depreciation and amortization expenses for the three months ended June 30, 2010 totaled $204,000, as compared to $99,000 for the three months ended June 30, 2009.  The increase of $105,000 is primarily attributable to the depreciation and amortization expenses incurred by CRD of $127,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems, offset by a reduction in the amount of $22,000 that is attributable to certain intangible assets that were  fully amortized during the first quarter of this fiscal year and the elimination of certain leasehold improvements in the  prior year.

Loss from continuing operations

Consolidated loss from continuing operations for the three months ended June 30, 2010 totaled $480,000, as compared to $71,000 for the three months ended June 30, 2009.  The increase of $409,000 is primarily attributable to the reasons outlined above.  CRD had losses of $175,000 during the three months ended June 30, 2010, which are primarily attributable to acquisition related expenses.

 Interest expense

Consolidated interest expense for the three months ended June 30, 2010 totaled $256,000, as compared to $86,000 for the three months ended June 30, 2009.  The increase of $170,000 is primarily attributable to the interest expense incurred by CRD of $195,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. This was offset by a reduction in the amount of $25,000 that is attributable to the assumption of Company debt by TSE in exchange for 6,000,000 shares of our common stock in the first two quarters of the current fiscal year.

Net loss

The factors described above resulted in a net loss for the three months ended June 30, 2010 of $736,000.  During the three months ended June 30, 2009, the Company had a net loss of $75,000.

Nine months ended June 30, 2010 compared to nine months ended June 30, 2009

Revenue

Consolidated revenues for the nine months ended June 30, 2010 totaled $60,107,000, as compared to $42,315,000 for the nine months ended June 30, 2009. The increase of $17,792,000 was primarily attributable to revenue generated by CRD of $18,286,000, subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. This was offset by a reduction in the amount of $494,000 attributable to the overall decline in economic activity since the beginning of the recession in December 2007, partially offset by the acquisition of new accounts in existing offices. Although revenues began to increase during the second quarter of 2010, this increase was not enough to offset the decline in revenue experienced during our first quarter.

Direct cost of services

Consolidated direct cost of services for the nine months ended June 30, 2010 totaled $50,747,000, as compared to $36,770,000 for the nine months ended June 30, 2009.  The increase of $13,977,000 was primarily attributable to the direct costs incurred by CRD of $13,082,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. The balance of the increase in the amount of $895,000 is attributable to additional demand from existing customers as well as increases in the mix of temporary employees leased and increases in unemployment and workers’ compensation insurance.

Gross profit

Consolidated gross profit for the nine months ended June 30, 2010 totaled $9,360,000, as compared to $5,545,000 for the nine months ended June 30, 2009.  The increase of $3,815,000 is primarily attributable to the gross profit generated by CRD of $5,204,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems.  This was offset by a reduction in the amount of $1,389,000 attributable to a combination of lower billing rates due to competition as well as increases in unemployment and workers compensation insurance.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the nine months ended June 30, 2010 totaled $10,439,000, as compared to $5,147,000 for the nine months ended June 30, 2009.  The increase of $5,292,000 is primarily attributable to the selling, general and administrative expenses incurred by CRD of $5,503,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems (of which, $482,000 was transaction expenses related to the acquisition of GT Systems), offset by a decrease in the amount of $211,000, which is attributable to management’s cost control initiatives.

Depreciation and amortization

Consolidated depreciation and amortization expenses for the nine months ended June 30, 2010 totaled $370,000, as compared to $314,000 for the nine months ended June 30, 2009.  The increase of $56,000 is primarily attributable to the depreciation and amortization expenses incurred by CRD of $127,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. This was offset by a reduction in the amount of $71,000, which is attributable to certain intangible assets that were fully amortized during the first quarter of this fiscal year and the elimination of certain leasehold improvements in the prior year.

(Loss) income from continuing operations

Consolidated loss from continuing operations for the nine months ended June 30, 2010 totaled $1,485,000, as compared to consolidated income from operations of $84,000 for the nine months ended June 30, 2009.  The increased loss of $1,569,000 is primarily attributable to the factors previously discussed above.

Interest expense

Consolidated interest expense for the nine months ended June 30, 2010 totaled $418,000, as compared to $336,000 for the nine months ended June 30, 2009.  The increase of $82,000 is primarily attributable to the interest expense incurred by CRD of $195,000 subsequent to the Company's April 5, 2010 acquisition of certain assets of GT Systems. This was offset by a reduction in the amount of $113,000 that is attributable to the assumption of debt by TSE in exchange for common stock of the Company which occurred during the first and second quarters of the current fiscal year. (See below.)

Loss on debt extinguishments

On February 22, 2010, TSE agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff Services, Inc. (“ReStaff”) in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to TSE.  We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

On December 29, 2009, we entered into an exchange agreement with TSE, whereby all amounts due to TSE under the terms of notes recently acquired by TSE from a third party were settled in full, in exchange for the issuance to TSE of shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes, for which we issued 2,333,333 shares of our common stock.  Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the common stock we issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal 2010.

Net loss from continuing operations

During the nine months ended June 30, 2010, the Company incurred a net loss from continuing operations of $3,326,000, as compared to a net loss from continuing operations of $252,000 for the same period in the prior year.  The Company’s increased losses are primarily due to the factors previously discussed.

CRD had losses of $175,000 during the nine months ended June 30, 2010, which are primarily attributable to acquisition related expenses.

Income (loss) from discontinued operations

As noted above, the Company did not have any discontinued operations after March 31, 2009.

Net loss

The factors described above resulted in a net loss for the nine months ended June 30, 2010 of $3,326,000.  During the nine months ended June 30, 2009, the Company had a net loss of $568,000, due to the factors previously discussed.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection, loans from related parties and the issuance of our common stock to satisfy our working capital requirements and to fund acquisitions.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions.  To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At June 30, 2010, cash was $27,000, a decrease of $36,000 from $63,000 as of September 30, 2009.

Net cash flows used in operating activities from continuing operations during the nine months ended June 30, 2010, were $1,232,000 as compared to cash generated from operations of $640,000 during the same period of the prior year.  This decrease of $1,872,000 was principally due to the increase in accounts receivable and due from financial institutions which was partially offset by an increase in accounts payable.

Net cash used in investing activities during the nine months ended June 30, 2010, increased $3,000 to $15,000 from $12,000 during the same period of the prior year, which reflects expenditures associated with the relocation of our corporate headquarters from New Jersey to New York during the current fiscal year.

Net cash provided by financing activities during the nine months ended June 30, 2010, increased by $1,608,000 to $1,228,000 from $(380,000) used during the same period of the prior year.  This increase was primarily due to the advances from related parties of $1,232,000 and the restructuring and elimination of certain debt outstanding during the current fiscal year as well as our failure to make scheduled principal payments on other outstanding debt.

Working Capital

As of June 30, 2010, we had negative working capital of ($4,778,000), which represents an increase in the deficit of $2,046,000 as compared to a working capital deficit of ($2,732,000) as of September 30, 2009.  The increase in the amount of working capital deficit was the result of the Company incurring $1,750,000 of acquisition financing related to the acquisition of GT Systems ($1,000,000 of which is the short term portion of the long term debt owed to the seller of GT Systems, and $750,000 is an advance from TSE to fund the down payment for the GT Systems acquisition), with the balance primarily attributable to the use of working capital to finance operating deficits.  The current portion of long term debt includes $2,059,000 which is past due or due upon demand ($1,009,000 of such amount is owed to related parties).  Also included in the net working capital deficit is $2,846,000, which is due and payable to TSE relating to costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis.

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

c)
On February 5, 2010, we entered into a settlement and release agreement with the former owner of Restaff, whereby all obligations we owed to ReStaff were released in exchange for a series of payments totaling $545,000.  These obligations included the remaining principal of $1,056,000 outstanding on a note, $75,000 previously included in demand loans and $34,000 in accrued interest payable.

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

e)	On May 3, 2010, CRD entered into an account purchase agreement with TSE to provide financing to CRD. A description of this agreement is provided below.

f)	In connection with our acquisition of CRD, on April 5, 2010, TSE provided the initial down payment of $750,000. This amount is due on demand, with no interest due.

g)	TSE has provided further financial accommodations to us by allowing us to delay from time to time amounts due to TSE under our professional services arrangement with TSE.

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

We believe, based on the above activities and our current expectations, that we have adequate resources for liquidity to meet our operating needs through June 30, 2011.

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days.  Accountabilities sells its accounts receivable to a financial institution as a means of managing our working capital.  Under the terms of our receivable sale agreement the maximum amount of trade receivables that can be sold is $8,000,000.  As collections reduce previously sold receivables, we may replenish these with new receivables.  Net discounts per the agreement are represented by an interest charge at an annual rate of prime plus 1.5%, or the Discount Rate, applied against outstanding uncollected receivables sold.  The risk we bear from bad debt losses on trade receivables sold is retained by us, and receivables sold may not include amounts over 90 days past due.  The agreement is subject to a minimum discount computed as minimum sales per month of $3,000,000 multiplied by the then effective Discount Rate, and a termination fee of 3% applies to the maximum facility in year one of the agreement, 2% in year two, and 1% thereafter. As of June 30, 2010, the amount of advances against sold receivables outstanding was $3,856,000.

On May 3, 2010, CRD entered into an account purchase agreement (the “Account Purchase Agreement”) with TSE in order to provide financing to CRD.  Under the terms of the Account Purchase Agreement, CRD sells its receivables to TSE.  TSE obtains the funds necessary under the Account Purchase Agreement from its current lender on comparable terms, and is passing through all of its financing costs to CRD without markup.  The maximum amount of trade receivables that may be sold at any one time is $45,000,000, for which TSE will advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets, with interest charged at 2.5% plus prime.  The risk CRD bears from bad debt losses on trade receivables sold is retained by CRD, and receivables sold which become greater than 90 days old can be charged back to CRD by TSE For the three months ended June 30, 2010, the total financing cost was $95,000. This arrangement is intended to be temporary and is subject to the Company obtaining its own direct arrangement with a financing source. The amount outstanding under this agreement at June 30, 2010 was $8,875,000, which amount has been reduced from accounts receivable.

Sales of Common Stock

While there were no sales of our common stock during the three months ended June 30, 2010, as more fully described in Note 3 to the financial statements, on April 5, 2010, in connection with the acquisition of certain assets of GT Systems, we issued 4,257,000 shares of our common stock to the seller, which is being held in escrow, as collateral for the debt related to the purchase.  In connection with these issuances, we relied on an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, as set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The 4,257,000 shares of our common stock being held in escrow are neither treated as outstanding for our financial statements in this Quarterly Report on Form 10-Q, nor included in the number of our shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC.

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

Stock-Based Compensation.  We calculate stock-based compensation expense using the fair value method required by GAAP.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service periods.

Income Taxes.  We account for income taxes using the liability method.  Under that method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes that would be payable net of the change during the period in deferred tax assets and liabilities. We evaluate the probable resolution of tax positions based on the technical merits that the position will be sustained upon examination, presuming that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of SFAS 109”, as codified in Accounting Standards Codification (“ASC”) 740. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  We perform an annual impairment analysis to test for impairment.  No impairment was indicated by our latest  impairment analysis.  Intangible assets with finite lives are subject to amortization over the period they are expected to benefit and impairment reviews are performed when there is an indication that the asset might be impaired.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.  Due to this, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010.  We are in the process of remediating the material weaknesses identified in our assessment by defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.  We are however in the process of remediating the material weaknesses identified in our assessment as of our fiscal year end September 30, 2009.

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

Item 1A. RISK FACTORS

There has been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits

Number	Description
10.1	Account Purchase Agreement between Corporate Resource Development and Tri-State Employment Services, Inc., dated as of May 1, 2010

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Resource Services, Inc.

Date: August 16, 2010	By:	/s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive and Financial and Accounting Officer)