Form 10-K
period 2010-09-30
Corporate Resource Services, Inc.
filed 2011-01-11
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on March 31, 2010, was $5,179,000 based upon 8,632,000 shares held by non-affiliates.

The number of shares of Common Stock, $.0001 par value, outstanding as of December 15, 2010 was 38,029,000.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, and similar expressions are intended to identify forward-looking statements.  Such statements involve assumptions, uncertainties and risks.  If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those anticipated, estimated or expected.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are our ability to satisfy our working capital requirements; our ability to identify suitable acquisition candidates or investment opportunities; our ability to integrate any acquisitions made and fully realize the anticipated benefits of these acquisitions; successor liabilities that we may be subject to as a result of acquisitions; material employment related claims and costs as a result of the nature of our business; our ability to retain key management personnel; the financial difficulty of our clients, which may result in nonpayment of amounts owed to us; significant economic downturns resulting in reduced demand for our services; our ability to attract and retain qualified temporary personnel, who possess the skills and experience necessary to satisfy our clients; our ability to raise additional capital; our ability to achieve and manage growth; our ability to develop new services; our ability to open new offices; the continued cooperation of our creditors; our ability to diversify our client base; and other factors discussed in Item 1A of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business.  The following discussion and analysis should be read in conjunction with the Financial Statements and notes appearing elsewhere in this Annual Report. In this Annual Report on Form 10-K, references to “the Company”, “we”, “us” and “our” refer, for periods prior to February 23, 2010, to Accountabilities, Inc. and, for periods after February 23, 2010, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Table of Contents

PART I

ITEM 1.	BUSINESS

Holding Company Reorganization

Corporate Resource Services, Inc. was formed on December 15, 2009 for the purpose of acting as a holding company with operating subsidiaries in the staffing business and other related businesses.  On February 23, 2010, we completed a holding company reorganization, pursuant to which Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was our parent company, became our wholly-owned subsidiary.

As a result of the reorganization, the former holders of Accountabilities common stock became owners of shares of our common stock, par value $0.0001 per share, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of our common stock.  Our equity capitalization and consolidated assets, liabilities and stockholders’ equity immediately following the reorganization remained the same as the equity capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”) and Insurance Overload Services, Inc. (“Insurance Overload”), we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing.  We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  We conduct all of our business in the United States through our New York City headquarters and the operation of 42 staffing and recruiting offices.

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

Administrative support services include placements satisfying a range of general business needs, including data entry processors, customer service representatives, receptionists and general office personnel.

Insurance related staffing principally focuses on supporting insurance companies’ temporary and permanent staffing needs.

In addition to light industrial, administrative and insurance staffing services we also provide engineers, lab technicians and scientists to companies such as pharmaceutical companies and utilities.

These service offerings have grown largely through the acquisition of established offices from general staffing companies, which acquisitions are explained in more detail elsewhere in this Annual Report on Form 10-K.

Discontinued Operations

In addition to our light industrial and clerical service offerings, we historically have provided professional accounting and finance consulting and staffing services through both our CPA Partner on Premise Program and directly to clients.

In April 2009, we discontinued our CPA Partner on Premise Program service offering. We determined to exit this service offering after reviewing the historical operating performance and future prospects of these services and the likely need for continued capital to support ongoing losses. As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.

In the first quarter of fiscal 2010, in an effort to focus management’s efforts on our core business, as well as use  our capital more directly on our light industrial and administrative service offerings, we discontinued our Direct Professional Accounting Service Offerings, which was our remaining accounting and finance operations. Accordingly, the operations associated with the direct provision of accounting and finance services are reported as discontinued operations for all periods presented in the accompanying financial statements.

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

The general temporary staffing industry is highly competitive with few barriers to entry. We believe that the majority of companies offering these services are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger, national full-service and specialized competitors in local, regional, national and international markets. Competitors offering general temporary staffing services nationally, similar to ours include companies such as Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc., and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than we do. In addition, there are a number of medium-sized firms which compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

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

Employees

We have approximately 280 full-time staff employees. We placed approximately 18,000 employees on temporary assignments with clients during the fiscal year ended September 30, 2010.

Company History

The following summarizes certain recent developments with respect to our corporate history:

•	In February 2007, Accountabilities acquired substantially all of the business and assets of ReStaff Services, Inc., a staffing company (“ReStaff”), for a total adjusted purchase price of $2,928,000.

•
In fiscal 2009, Tri-State Employment Services, Inc. (“TSE”), together with its affiliates, obtained control of us through beneficial ownership of in excess of a majority of our outstanding shares of common stock through a series of stock purchases.  As of the date hereof, TSE and its affiliated entities and persons own approximately 74.3% of our outstanding shares of common stock.

•
In the third quarter of 2009 and first quarter of 2010, we discontinued our CPA Partner on Premise Program and Direct Professional Accounting Service Offerings, respectively, both of which related to the provision of accounting related services. We made these decisions in order to focus more extensively on our light industrial related service offerings and after reviewing the historical operating losses of these operations.

•
As indicated above under the heading “Holding Company Reorganization,” on February 23 2010, we completed a holding company reorganization by merging Accountabilities, formerly our parent company, into our wholly-owned subsidiary.  As a result of the reorganization, the former holders of Accountabilities’ common stock now own shares of our common stock, and immediately following the reorganization, our capitalization and consolidated assets, liabilities and stockholders’ equity were the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

•
In April 2010, CRD, our newly formed, wholly owned subsidiary, acquired a portion of the assets of GT Systems, Inc. (“GT Systems”) related to the temporary and permanent placement of employees (the “GT Systems Acquisition”).  The purchase price for this acquisition was $3,000,000 (the “GT Purchase Price”), which is being paid over a three-year period by CRD.  CRD’s obligation to make the required payments is guaranteed by us, and is secured by a pledge of 4,257,332 shares of our common stock to the payee.  These shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of common stock outstanding on the cover page of this Annual Report on Form I0-K.  TSE is also a guarantor of CRD’s obligation to pay the GT Purchase Price.  In connection with the acquisition, CRD entered into a consulting agreement with the former owner of GT Systems, which agreement was amended and restated as part of the ICG Acquisition (as defined below).  The consulting agreement and its amendment and restatement are more fully described in Notes 3 and 14 to the Consolidated Financial Statements.

•
In August 2010, we acquired Tri-Overload Staffing Inc. (“Tri-Overload”) (renamed Insurance Overload Services, Inc. as part of the acquisition), an entity engaged in the business of providing temporary and permanent employment services and related support services to the insurance industry (the “Tri-Overload Acquisition”).  The purchase price for this entity was $6,200,000, which was paid through the issuance of 8,589,637 shares of our common stock to a related party.  The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.

In addition, after the completion of our 2010 fiscal year, our newly formed wholly-owned subsidiary, Integrated Consulting Group, Inc. (“ICG Inc.”) acquired a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $380,000 for outstanding accounts payable of ICG Seller as of the Closing Date, (iii) payments to various taxing authorities in the aggregate amount of approximately $646,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $171,000 (subject to final confirmation, reconciliation and adjustments) to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments commencing in January 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had to with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller, Eric Goldstein, pursuant to which, Mr. Goldstein agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.  ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by TSE.

Simultaneously with the ICG acquisition, ICG Inc. entered into a $4.2 million loan and security agreement, the proceeds of which are being used to pay for the obligations related to this acquisition.

Also, on January 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Diamond Staffing Services, Inc. (“Merger Sub”), TS Staffing Corp. (“TS Staffing”), Tri-Diamond Staffing Inc., a wholly-owned subsidiary of TS Staffing (“Tri-Diamond”), and Diamond Staffing, a wholly-owned subsidiary of Tri-Diamond (“Diamond Staffing”).  Pursuant to the terms and conditions of the Merger Agreement, we will acquire Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Surviving Company”).

At the effective time of the Merger, which we expect to occur by the end of January 2011, Tri-Diamond’s outstanding shares of common stock will be cancelled.  In exchange for the cancellation of such shares, the Merger Agreement provides that we will pay a purchase price of $25,000,000, which will be paid by the issuance of 29,411,765 shares of our common stock.  The number of shares to be issued to TS Staffing is based upon a negotiated $0.85 price per share for our common stock that was determined using historical market prices.

The Merger Agreement contains a purchase price adjustment, pursuant to which, TS Staffing will pay to the Surviving Company the amount of net income, if any, earned by Tri-Diamond between January 1, 2010 and the date of consummation of the Merger.  Additionally, if the net working capital of Tri-Diamond is below zero at the effective time of the Merger, then TS Staffing shall repay to us an amount equal to such deficit.  Finally, the Merger Agreement provides that immediately prior to the consummation of the transactions contemplated thereby, Tri-Diamond shall declare a dividend to TS Staffing in an amount equal to collected reserve under Tri-Diamond’s accounts receivable sales agreement immediately prior to the effective time of the Merger, provided that such dividend amount shall not exceed $2,700,000.  Such dividend will be paid by the Surviving Company to TS Staffing in monthly installments following the consummation of the transactions contemplated by the Merger Agreement.

Consummation of the Merger is subject to customary closing conditions, including that Tri-Diamond shall have received a release for liability for any indebtedness owed to the lender under Tri-Diamond’s accounts receivable sales agreement, and that the Merger Sub shall have entered into an acceptable financing arrangement.  Under certain circumstances, the Company or Tri-Diamond may terminate the Merger Agreement.

TS Staffing is an affiliate of TSE and is wholly-owned by Robert Cassera, a director of the Company.  TSE, together with its affiliated entities (including TS Staffing) and persons, is the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock.

ITEM 1A.	RISK FACTORS

We have significant working capital requirements and have historically been heavily reliant upon the issuance of debt, including debt from related parties, to meet these working capital requirements. Historically, we have experienced negative working capital.

Historically, we have experienced negative working capital balances, and as of September 30, 2010 and September 30, 2009, we had negative working capital of ($6,774,000) and ($4,725,000), respectively.

We require significant amounts of working capital to operate our business and to pay expenses relating to employment of temporary employees. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers. We finance our operations primarily through sales of our receivables to a financial institution with recourse, issuance of debt, including debt issued to related parties, and through cash generated by operating activities.

Three of our operating subsidiaries are parties to account purchase agreements with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which, the maximum amount of accounts receivable that can be sold to Wells Fargo in the aggregate is $28 million, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo.  Subject to exception, the purchaser advances 90% of the assigned receivables’ value upon sale, and 10% upon final collection. As collections reduce previously sold receivables, we may replenish these with new receivables. The risk of bad debt losses on accounts receivables sold is retained by us and receivables sold which become greater than 90 days old can be charged back to us by Wells Fargo. Any such increase in accounts receivables older than 90 days and charged back would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

As of September 30, 2010, we owed $260,000 under promissory notes that are past due or which are due upon demand, $100,000 of which is due to a related party. As of the filing date of this report we have been unable to secure forbearance agreements.  Two holders of such promissory notes issued demand notices for us with respect to notes with outstanding amounts due of approximately $150,000.  We have no assurance that other debt holders will not declare the remaining instruments in default and exercise their rights and remedies, including declaring all unpaid amounts, including interest, immediately due and payable on their notes.

We have, in the past, been required to manage our cash aggressively to ensure adequate funds to meet working capital requirements and to service debt. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible and seeking to generate cash from a variety of other sources.

We have historically experienced periods of negative cash flow from operations and investment activities. Any such increase or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

There is no assurance that we will generate the necessary net income or operating cash flows to pay our debt as it becomes due or meet the funding needs of our business in the future due to a variety of factors, including the cyclical nature of the staffing industry and the other factors discussed below in the “Risk Factors” section of this Annual Report on Form 10-K. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including: attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

If our accounts receivable sale agreements are terminated, we may be unable to secure alternate arrangements on comparable terms and our business could suffer.

Our accounts receivable sale agreements may be terminated by Wells Fargo upon the occurrence of certain events of default, and, in the case of the agreement with Accountabilities, at any time in the broad discretion of Wells Fargo. In the event of any such termination, we may be unable to finance our operations and our operations and working capital would be negatively impacted.  As a result of a continuing guarantee by each of CRD, Insurance Overload, and ourselves, a default under one accounts receivable sale agreement by one of our operating subsidiaries could create financial difficulty for us and the non-defaulting operating subsidiaries. In addition, we may be unable to secure alternative arrangements, or any such alternative arrangements may include terms and conditions less favorable to us than under our current accounts receivable sale agreements.  Finding such alternative arrangements may be difficult given the current economic climate and the reduction in the number of entities willing to provide this type of financing. This could adversely affect our ability to secure sufficient working capital to operate our business and to pay expenses.

Our principal stockholder, whose affiliated entities are engaged in multiple transactions with us, beneficially owns, together with its affiliated entities and persons, approximately 74.3% of our outstanding common stock, and its interests may conflict with our interests and those of our other shareholders.

TSE, its affiliated entity TS Staffing and affiliated persons, own approximately 74.3% of our outstanding common stock.  Each of TSE and TS Staffing is wholly-owned by Robert Cassera, a director of the Company.  Transactions between us and affiliates of TSE include the guarantee of our subsidiaries’ obligations under the accounts receivable agreements with Wells Fargo, the provision of professional employer services to our subsidiaries, the exchange of our indebtedness for shares of our Common Stock and the sale of Tri-Overload to us.  On January 10, 2011, we also entered into an agreement to acquire another affiliate of TSE, Tri-Diamond.  As a result of such ownership, TSE and its affiliates have the ability to cause the election of all of the members of our board of directors, the appointment of new management and the approval of actions requiring the approval of our shareholders, including amendments to our certificate of incorporation and mergers or sales of substantially all of our assets. The directors elected by TSE and affiliates will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. Additionally, certain employees of TSE hold management positions in our company, including Jay Schecter, our Chief Executive Officer and John Messina, our President, both of whom are also compensated by TSE and receive no salary or bonus compensation directly from us.  The interests of TSE and its affiliates could conflict with our interests and the interests of our other shareholders.  In addition, TSE beneficially owns several other companies that compete in the light industrial and administrative staffing market.  Decisions made by TSE and its affiliates regarding us and those companies could benefit them at our expense.  In addition, TSE and certain of its affiliates have the ability to divert resources from us to those companies, which would also diminish our competitive position.

Should the guarantee of our accounts receivable sale agreements by the TSE affiliate be terminated, these financing agreements may also be terminated.  Additionally, if TSE’s affiliates, TS Employment, Inc. (“TS Employment”) and TSE-PEO, Inc. (“TSE-PEO”), were to cease providing us with professional employer services (which include payroll related administrative services), we may not be able to secure a comparable provider of such services at agreeable rates. Should we be unsuccessful at finding a comparable provider, we may not be able to secure required workers compensation insurance on affordable terms. The failure to obtain a comparable provider of workers compensation insurance at affordable rates would possibly require significant capital requirements that are not currently available. In addition, we may not be able to pass these increased costs to our clients, and this would reduce our profit margins.

We have historically been, and may continue to be, heavily reliant upon financing from related parties which presents potential conflicts of interest.

We have historically obtained financing from related parties including major shareholders, directors and officers, in the form of debt, debt guarantees and the issuance of equity securities, to finance working capital growth and acquisitions. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing.  No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arm’s length negotiations with third parties.

If we fail to execute our acquisitions or investments strategy, our business could suffer.

We have supplemented our internal growth through acquisitions, including the GT Systems Acquisition in April 2010, the Tri-Overload Acquisition in August 2010 and the ICG Acquisition in December 2010.  In the future, we expect to continue to grow through additional acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	Our inability to identify suitable acquisition candidates;

•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

•
Future acquisitions, investments or joint ventures may require us to issue additional common stock or debt, spend significant cash amounts and could have a material adverse effect on our operating results;

•
We may have trouble integrating acquired businesses and retaining its personnel, including in connection with our more recent acquisitions, which could have a material adverse effect on our operating results;

•	Acquisitions, investments or joint ventures may disrupt business and distract management from its other responsibilities;

•	If our acquisitions or investments fail, our business could be harmed.

Completing future acquisitions may be limited by our ability to negotiate purchase terms and/or obtain financing on terms acceptable to us, given our current working capital deficit, as discussed above, and our current inability to finance such acquisitions through current cash flows. There can be no assurance that we will be able to negotiate such acceptable purchase or financing terms.

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

The growth of our business has been partially a result of acquisitions we have made, including the GT Systems Acquisition and the Tri-Overload Acquisition, each completed during fiscal 2010, and the ICG Acquisition, which was completed in December 2010.  Although we have endeavored to structure these transactions to minimize exposure to unassumed liabilities, it is possible that under common law and certain statutes, creditors of the entities that sold us these operations could attempt to assert that we have successor liability for obligations of the sellers. Even if any such claim was unsuccessful, it could be costly to defend and have an adverse effect on our financial condition and results of operations.

Our ultimate liability for unremitted payroll taxes may materially exceed our currently recorded estimated liability.

 We have been notified by the IRS and certain state taxing authorities that a subsidiary, which ceased operating at the end of 2004, had accumulated liabilities for unremitted payroll taxes related to the calendar year 2004. Although we believe that the subsidiary’s prior owner settled this matter with the IRS during fiscal 2010, we have maintained a reserve of $700,000 representing the amount management believes may ultimately be payable based upon our knowledge of current events and circumstances. However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, materially in excess of our current estimate.

We may be exposed to employment-related claims and costs that could materially adversely affect our business.

Due to the nature of our business of placing workers in the workplace of other businesses on a temporary or permanent basis, we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

•	claims of discrimination and harassment (including sexual harassment claims);

•	violations of wage and hour laws;

•	criminal activity;

•	claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets; and

•	immigration related claims.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management and could have a material negative effect on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate, but our insurance may not be sufficient in amount or scope to cover these types of liabilities, and we may not be able to secure insurance coverage for such risks on affordable terms. Should some or all of these claims arise, they may have a material adverse effect on our business.

We have experienced significant management turnover.

During our past two fiscal years, we have experienced a significant turnover in our senior management. In fiscal 2009, we experienced changes in our President and Chief Executive Officer positions, and in fiscal 2010, our Chief Financial Officer and Vice President of Finance resigned. This lack of management continuity, and the resulting lack of long-term history with us, could result in operational and administrative inefficiencies and added costs which could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization or who join us through acquisitions in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We bear the risk of nonpayment from our clients and the possible effects of bankruptcy filings by clients.

If a client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we are obligated to pay the agreed-upon fees to our professional employment services providers, TS Employment and TSE-PEO, whether or not our client pays us on a timely basis, or at all. Given the current continuing difficult economic environment, there is an increased risk of clients failing to pay or delaying payment, although currently, we have not experienced significant levels of these occurrences. A significant increase in uncollected accounts receivables or customer defaults would have a material adverse effect on our earnings and financial condition.

We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

Our business is highly competitive, with low barriers to entry. We compete with larger companies that have greater name recognition, financial resources and larger staff. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. We expect that the level of competition will remain high.  To remain competitive, we must provide superior service and performance on a cost-effective basis to customers. Any failure to do so could have a material adverse effect on our existing business and future prospects.

Any further significant economic downturn could result in our customers using fewer staffing services, which could materially adversely affect our business.

The economic downturn has negatively affected our business and financial results. Demand for staffing services is significantly affected by the general level of economic activity. As economic activity slows, many customers reduce their utilization of temporary employees before undertaking layoffs of their regular full-time employees. Demand for permanent placement services also slows as the labor pool directly available to our customers increases, making it easier for them to identify new employees directly. Typically, we may experience increased pricing pressures from competitors during periods of economic downturn, which could have a material adverse effect on our financial condition. Additionally, in geographic areas where we derive a significant amount of business, a further regional or localized economic downturn could adversely affect our operating results and financial position.

Our success depends in large part on our ability to attract and retain qualified temporary and permanent personnel.

The failure to identify, recruit, train and place candidates, as well as retain qualified temporary employees over a long period of time, could materially adversely affect our business. Our success depends on our ability to provide clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs. Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers. There can be no assurance that qualified candidates will continue to be available to us in sufficient numbers and on acceptable terms. Additionally, we may not be able to develop training programs to respond to our clients’ changing needs or retain temporary and permanent personnel who we have trained.

Our common stock is thinly traded on the Over-the-Counter Bulletin Board, and we cannot give assurance that our common stock will become more liquid or that it will be listed on a securities exchange.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (the “OTCBB”), which provides significantly less liquidity than a securities exchange (such as the American Stock Exchange, NASDAQ, or New York Stock Exchange). We may not be able to meet the listing standards of any stock exchange or that we will be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices. Because our shares are quoted on the OTC, an investor may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. In addition, if we fail to meet the criteria set forth in Securities and Exchange Commission (“SEC”) regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital and for investors to dispose of their shares of our common stock.

Stockholders may experience future dilution in ownership due to possible future equity issuances, the payment of the purchase price in stock for future acquisitions, the exercise of outstanding warrants, the conversion of existing convertible debt securities, and the conversion of existing debt to equity in connection with certain restructuring activities.

As of September 30, 2010, we have outstanding convertible debt securities that may be converted into 250,000 shares, and outstanding warrants to acquire 166,000 shares of our common stock. We are also in discussions to obtain further financing, which may include the issuance of additional equity. During fiscal 2010, we issued 8,589,637 shares of common stock to a related party as payment of the purchase price to acquire Tri-Overload, and 6,000,000 shares of common stock to a related party in exchange for the cancellation of outstanding debt and the assumption of a payment obligation.  We may issue additional shares of common stock to finance acquisitions.

Additional issuances of common stock could subject our stockholders to dilution, depending on the prices at which the shares are issued.

ITEM 2.	PROPERTIES

Our headquarters are located in New York, New York, under a lease for 2,452 square feet of office space which expires in December 2016. CRD, our wholly-owned subsidiary, is based in New York, New York and leases approximately 30,000 square feet of office space for its headquarters and main staffing and recruiting location.  CRD’s lease expires in May 2015.  As of September 30, 2010, placement activities were conducted through more than 43 staffing and recruiting offices located in the United States, for which all of the locations are leased with terms expiring at various times through 2017.  We believe that our existing facilities are adequate and suitable for our current operations; however, we may add additional facilities from time to time in the future as the need arises.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTCBB under the symbol “CRRS”. Prior to April 21, 2010, our common stock traded on the OTCBB under the symbol “ACBT.”  The following table shows the reported high and low bid prices for shares of our common stock for the periods indicated, as reported in the OTCBB.  The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
Fiscal Year Ended September 30, 2010
First Quarter	$0.24	$0.50
Second Quarter	0.30	0.75
Third Quarter	0.62	1.50
Fourth Quarter	0.63	1.24
Fiscal Year Ended September 30, 2009
First Quarter	$0.06	$0.25
Second Quarter	0.06	0.20
Third Quarter	0.15	0.20
Fourth Quarter	0.12	0.52

As of November 22, 2010, there were approximately 272 record holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the periods presented, and we do not anticipate doing so in the foreseeable future.  We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

EQUITY COMPENSATION PLAN INFORMATION

Effective October 22, 2009, our Board of Directors terminated the Accountabilities Equity Incentive Plan, and as a result, there will be no further stock grants.  However, any unvested stock grants outstanding at the time of the Plan's termination, will continue to vest in accordance with the terms of the plan.  As of September 30, 2010, there were 297,000 shares of restricted stock that remained unvested.

Issuances of Unregistered Securities

On November 22, 2010, NGA, Inc., which is owned by Norman Goldstein, one of our directors, provided us with notice that it desired to convert $40,000 in outstanding interest under the $100,000 convertible promissory note issued to it by the Company on January 31, 2008.  Pursuant to the terms of the note, we issued 100,000 unregistered shares of common stock to NGA, Inc., at the conversion price of $0.40 per share.   This issuance is exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure not required by smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

As a result of our acquisition of Tri-Overload Staffing, Inc. (“Tri-Overload”) that is required to be accounted for as a pooling of interest from a related party, all previously reported information has been restated to include this acquisition as if it occurred on July 20, 2009.  See Note 1 to the Consolidated Financial Statements.

Holding Company Reorganization

Corporate Resource Services, Inc. was formed on December 15, 2009 for the purpose of acting as a holding company with operating subsidiaries in the staffing business and other related businesses.  On February 23, 2010, we completed a holding company reorganization, pursuant to which Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was our parent company, became our wholly-owned subsidiary.

References  to the “Company”, “we”, “us” and “our” refer, for periods prior to February 23, 2010, to Accountabilities and, for periods after February 23, 2010, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

As a result of the reorganization, the former holders of Accountabilities’ common stock became owners of shares of our common stock, par value $0.0001 per share, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of our common stock.  Our capitalization and consolidated assets, liabilities and stockholders’ equity immediately following the reorganization remained the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), Insurance Overload Services, Inc. and Integrated Consulting Group, Inc. (“ICG Inc.”), we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light clerical and administrative support and insurance related staffing.  We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  We conduct all of our business in the United States from our New York City headquarters and the operation of 43 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we must incur additional expenses to expand our sales, marketing, and general and administrative capabilities to expand our business.  The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects our operating expenses will continue to grow in absolute dollars as our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

We have financed our growth largely through the issuance of debt and have incurred negative working capital. As of September 30, 2010, we had negative working capital of ($6,774,000), for which the component constituting the current portion of long-term debt was approximately $2,500,000. The negative working capital includes liabilities of $1,994,000, which is due and payable to Tri-State Employment Services, Inc. (“TSE”) and affiliates for costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Additionally, there is approximately $3.3 million of accrued payroll and related costs for September 2010, which was invoiced by TSE in October 2010. Total outstanding debt as of September 30, 2010 was $3,487,000, $260,000 of which is past due or due upon demand.  In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several activities, as explained further in “Working Capital” below, to effectively accomplish these objectives.

Discontinued Operations

In addition to our light industrial and administrative service offerings, we previously had provided professional accounting and finance consulting and staffing services through both our CPA Partner on Premise Program and directly to clients.

In April 2009, we discontinued our CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with regional public accounting firms. We reached our conclusion to exit this service offering after reviewing the historical operating performance and future prospects of these services and the likely need for additional capital to support ongoing losses. As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.

In the first quarter of 2010, in an effort to focus management’s efforts on our core business and use our capital more directly on our light industrial and administrative service offerings, we discontinued our Direct Professional Accounting Service Offerings, which was our remaining accounting and finance operations. During the fiscal years ended September 30, 2010 and 2009, these operations generated revenues of $51,000 and $416,000, respectively, and losses from operations of $0 and ($87,000), respectively. Accordingly, the operations associated with the direct provision of accounting and finance services are also reported as discontinued operations for all periods presented.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

On August 27, 2010, we acquired Tri-Overload Staffing, Inc. (“Tri-Overload”) from TS Staffing Corp (“TS Staffing”), a related party (the “Tri-Overload Acquisition”).  Tri-Overload was merged into a wholly-owned subsidiary of the Company and its name was changed to Insurance Overload Services, Inc. (“Insurance Overload”).  TS Staffing is wholly owned by Robert Cassera, who is a director of the Company.  The acquisition was paid through the issuance of 8,589,637 shares of the Company’s common stock.  This stock issuance increased the holdings of our outstanding shares of common stock by Mr. Cassera and TS Staffing, and their affiliated entities and persons, to approximately 74.3%.  Insurance Overload is in the business of providing temporary and permanent employment services principally to the insurance industry.

Tri-Overload was purchased by TS Staffing on July 20, 2009.  Because the Company and TS Staffing and its affiliates are all under common control, the acquisition was recorded using the pooling of interests method as required under United States generally accepted accounting principles.  Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on July 20, 2009.  See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K.

On March 24, 2010, our newly formed, wholly-owned subsidiary CRD entered into a foreclosure and asset purchase agreement (the “GT Acquisition Agreement”) to acquire a portion of the assets of GT Systems, Inc. (“GT Systems”), a staffing company, and certain of its affiliates (collectively referred to as the “GT Entities”), through a private sale by Rosenthal & Rosenthal, Inc. (“Rosenthal”).  The transaction closed on April 5, 2010.  The acquisition was made to expand the Company’s penetration of the New York Tri-State region, diversify the Company’s product offerings, and take advantage of the expected economies of scale.

Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities related to the temporary and permanent placement of employees, and sold the assets to CRD (the “GT Systems Acquisition”) in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 (the “GT Purchase Price”), which is to be paid in installments over three years.  In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal.  These shares are held in escrow and are subject to a stock repurchase agreement between Rosenthal and us, pursuant to which we have the right to repurchase for a nominal price some or all of such shares as the GT Purchase Price is paid.  These shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of common stock outstanding on the cover page of this Annual Report on Form I0-K.  TSE is also a guarantor of CRD’s obligation to pay the GT Purchase Price.  In connection with the acquisition, CRD entered into a consulting agreement with the former owner of GT Systems, which agreement was amended and restated as part of the ICG Acquisition (as defined below)  The consulting agreement and its amendment and restatement are more fully described in Notes 3 and 14 to the Consolidated Financial Statements.

We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

After the completion of our 2010 fiscal year, our newly formed wholly-owned subsidiary ICG Inc. acquired a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $380,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $646,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $171,000 (subject to final confirmation, reconciliation and adjustments) to Rosenthal, for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments commencing in January 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its affiliates, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three-year period thereafter.  In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller, Eric Goldstein, pursuant to which, Mr. Goldstein agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.

ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by TSE.

Also, on January 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Diamond Staffing Services, Inc. (“Merger Sub”), TS Staffing, Tri-Diamond Staffing, Inc., a wholly-owned subsidiary of TS Staffing (“Tri-Diamond”), and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond (“Diamond Staffing”).  Pursuant to the terms and conditions of the Merger Agreement, we will acquire Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Surviving Company”).

At the effective time of the Merger, which we expect to occur by the end of January 2011, Tri-Diamond’s outstanding shares of common stock will be cancelled.  In exchange for the cancellation of such shares, the Merger Agreement provides that we will pay a purchase price of $25,000,000, which will be paid by the issuance of 29,411,765 shares of our common stock.  The number of shares to be issued to TS Staffing is based upon a negotiated $0.85 price per share for our common stock that was determined using historical market prices.

The Merger Agreement contains a purchase price adjustment, pursuant to which, TS Staffing will pay to the Surviving Company the amount of net income, if any, earned by Tri-Diamond between January 1, 2010 and the date of consummation of the Merger.  Additionally, if the net working capital of Tri-Diamond is below zero at the effective time of the Merger, then TS Staffing shall repay to us an amount equal to such deficit.  Finally, the Merger Agreement provides that immediately prior to the consummation of the transactions contemplated thereby, Tri-Diamond shall declare a dividend to TS Staffing in an amount equal to collected reserve under Tri-Diamond’s accounts receivable sales agreement immediately prior to the effective time of the Merger, provided that such dividend amount shall not exceed $2,700,000.  Such dividend will be paid by the Surviving Company to TS Staffing in monthly installments following the consummation of the transactions contemplated by the Merger Agreement.

Consummation of the Merger is subject to customary closing conditions, including that Tri-Diamond shall have received a release for liability for any indebtedness owed to the lender under Tri-Diamond’s accounts receivable sales agreement, and that the Merger Sub shall have entered into an acceptable financing arrangement.  Under certain circumstances, the Company or Tri-Diamond may terminate the Merger Agreement.

TS Staffing is an affiliate of TSE and is wholly-owned by Robert Cassera, a director of the Company.  TSE, together with its affiliated entities (including TS Staffing) and persons, is the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock.

Management continues to seek to complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively implement our marketing and sales strategies. Currently, management expects acquisitions to continue to constitute a significant portion of any future growth. Completing such acquisitions with third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms acceptable to us, given our current financial position as discussed below.

Results of Operations

Fiscal year ended September 30, 2010 compared to fiscal year ended September 30, 2009

The Company’s subsidiary, CRD, acquired certain assets of GT Systems on April 5, 2010 and another subsidiary, Insurance Overload, acquired Tri-Overload on August 27, 2010.  As a result, the results of operations of CRD are included in the results of operations for fiscal year 2010 beginning on April 5, 2010.  The acquisition of Insurance Overload has been accounted for as a pooling of interests by a related party, and as a result, the Company’s fiscal year 2009 results of operations were restated to include the results of Tri-Overload commencing on July 20, 2009, the date it was acquired by the related party.

Revenues

For fiscal 2010, revenue increased $57,147,000 to $120,891,000 as compared to $63,744,000 in fiscal 2009 which was restated to include $6,755,000 in revenue from Insurance Overload. Of the increase in fiscal 2010, $36,456,000 and $20,122,000 was attributable to CRD and Insurance Overload, respectively. Revenue at Accountabilities increased by $569,000, or 1%, to $57,558,000 in fiscal 2010, as compared to $56,989,000 in fiscal 2009. The current year revenue increase was due to the acquisition of new accounts and business generated by new offices opened in June 2009.  These offices contributed approximately $2,400,000 in revenues in the current fiscal year, as compared to approximately $200,000 in fiscal 2009.  This increase was partially offset by losses of accounts and lower billings for several larger customers that were impacted by the recession that began in December 2007.

During the fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal 2010 from its traditional line of business as compared to $449,000 in fiscal 2009. However, a portion of the acquired business of GT Systems focuses on permanent placement of personnel. The Company recognized approximately $3 million in revenue in fiscal 2010 from this business.

Direct cost of services

TSE affiliates provide professional employer services to the Company.  Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage.  These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates.  The cost of the professional employer services are included in direct cost of services.

For fiscal 2010, direct cost of services increased $43,591,000 to $98,996,000 as compared to $55,405,000 in fiscal 2009, which was restated to include $5,758,000 in direct cost of services from Insurance Overload. Of the increase in fiscal 2010, $26,696,000 and $14,868,000 was attributable to CRD and Insurance Overload, respectively. The remaining $2,027,00 represents a 4%  increase in the direct cost of services at Accountabilities to $51,674,000 as compared to $49,647,000 in fiscal 2009. This increase is primarily due to a combination of lower bill rate pricing to retain or gain new clients through the recessionary period, and increases in certain state unemployment and workers’ compensation insurance rates that could not be passed along to clients.

Gross profit

For fiscal 2010, gross profit increased $13,556,000 to $21,895,000 as compared to $8,339,000 in fiscal 2009, which was restated to include $997,000 in direct cost of services from Insurance Overload. Of the increase in fiscal 2010, $9,760,000 and $5,254,000 was attributable to CRD and Insurance Overload, respectively.  Gross profit at Accountabilities decreased $1,458,000 or 19.8%, to $5,884,000, as compared to $7,342,000 in fiscal 2009.  As a percentage of revenue, gross profit for fiscal 2010 decreased to 10.2% at Accountabilities, as compared to 12.9% in the prior year and is due to increased competition through the recession, and increased costs associated with performing services, such as unemployment and worker’s compensation insurance.

Selling, general and administrative expenses

For fiscal 2010, selling, general and administrative expenses increased $13,360,000 to $21,481,000 as compared to $8,121,000 in fiscal 2009, which was restated to include $822,000 in selling, general and administrative expenses from Insurance Overload. Of the increase in fiscal 2010, $9,658,000 and $4,217,000 was attributable to CRD and Insurance Overload, respectively. The remaining decrease at Accountabilities was $515,000, or 7%, to $6,784,000, as compared to $7,299,000 in fiscal 2009.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $129,000 for fiscal 2010 compared to $161,000 for fiscal 2009.  The overall decrease at Accountabilities in selling, general and administrative expenses in the current year is attributable to management’s cost control initiatives, including a decrease in advertising expense of $102,000, and continued headcount reduction.  As a percentage of revenue, selling, general and administrative expenses at Accountabilities was 11.8% during fiscal 2010 compared to 12.8% during fiscal 2009, as revenue increased but expenses were reduced, as described above.

Depreciation and amortization

For fiscal 2010, depreciation and amortization increased $296,000 to $756,000 as compared to $460,000 in fiscal 2009, which was restated to include $49,000 in depreciation and amortization from Insurance Overload. Of the increase in fiscal 2010, $254,000 was attributable to CRD, $153,000 was attributable to Insurance Overload, with a decrease at Accountabilities of $111,000, or 27.3%, to $299,000, as compared to $411,000 in fiscal 2009.  The current year’s decrease at Accountabilities is primarily attributable to certain intangible assets that have been fully amortized during the first quarter of this fiscal year, and the elimination of certain leasehold improvements for the prior year.

Other income

For fiscal 2010, other income of $556,000 was attributable to CRD only. This income consists of fees earned pursuant to a services agreement with an affiliate of GT Systems, which expired in June 2010, and amounts earned under a Service and Collections agreement with the seller whereby the Company provides services to assist the seller in collecting the outstanding receivables of GT Systems prior to its acquisition.  There was no other income in fiscal 2009.

Income (Loss) from operations

Income from operations increased $456,000 from $214,000 for fiscal 2010 as compared to a loss from operations of ($242,000), which was restated to include income of $126,000 from Insurance Overload in fiscal 2009. Of this income, $404,000 and $884,000 was attributable to CRD and Insurance Overload respectively. Loss from the operations at Accountabilities increased ($832,000) to ($1,200,000) for fiscal 2010 as compared to a loss from operations of ($368,000) in fiscal 2009, representing a increase of 226%. The increased loss is due to the factors described above.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For fiscal 2010, interest expense increased $197,000 to $661,000 as compared to $464,000 in fiscal 2009, which was restated to include $35,000 of interest expense from Insurance Overload. Of this increase, $243,000 was attributable to CRD, $96,000 was attributable to Insurance Overload, and interest expense at Accountabilities declined by $142,000, or 33%, to 287,000 in fiscal 2010.  The decrease in interest expense at Accountabilities is attributable to a negotiated reduction in debt with a note holder of approximately $550,000, and the assumption of approximately $1,200,000 of debt by TSE in exchange for 6,000,000 shares of our common stock in the first two quarters of the current fiscal year.   In addition, substantial efforts were made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

For fiscal 2010, acquisitions related expense was $691,000.  Of this amount, $482,000 was attributable to the acquisition through CRD, of certain assets of GT Systems, Inc. on April 5, 2010, and $209,000 was attributable to the acquisition through Insurance Overload, of Tri-Overload on August 27, 2010. These expenses consisted primarily of legal and accounting fees.

Loss on debt extinguishments

On February 22, 2010, TSE agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff which was owed pursuant to a settlement and release agreement dated February 5, 2010.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to TSE.  We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

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

Net loss

The factors described above resulted in a loss from operations of ($2,561,000) for fiscal 2010 as compared to a loss from operations of ($1,265,000) in fiscal 2009, restated to include a loss of ($386,000) from Insurance Overload in fiscal 2009. Of this loss, ($321,000) was attributable to CRD, income of $670,000 was attributable to Insurance Overload, with a remaining loss from Accountabilities of ($2,910,000) as compared to a loss of ($878,000) for the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, loans from related parties and proceeds from sales of stock to satisfy our working capital requirements as well as to fund acquisitions. In the future, we may need to raise additional funds through public and/or additional private debt or equity financings to fund our operations or to take advantage of business opportunities, including business growth and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to further reduce operating expenses or eliminate portions of our operations.

At September 30, 2010, cash was $254,000, an increase of $224,000 from $30,000 as of September 30, 2009.

Net cash provided by operating activities from continuing operations during the year ended September 30, 2010 was  $836,000, as compared with $837,000 provided by operating activities during the year ended September 30, 2009. While the change in cash flow from operations is insignificant, we achieved the same level of cash flow while integrating our 2 acquisitions. The Company’s net loss increased by $1.6 million to approximately $2.6 million, with much of this difference attributable to an increase in non-cash expenses, particularly the loss on debt extinguishment of $1.4 million in the year ended September 30, 2010.  Additionally, the Company incurred and charged to expense approximately $700,000 related to the acquisition of the assets of GT Systems, and the acquisition of Tri-Overload by a merger.

Net cash used by operating activities from discontinued operations during the year ended September 30, 2010 was ($17,000), as compared with ($393,000) during the year ended September 30, 2009. The difference was due to the wind-down of operations early in fiscal 2010.

Net cash used in investing activities during the year ended September 30, 2010 increased ($6,000) to ($17,000), from ($11,000) during the year ended September 30, 2009, primarily due to additional fixed asset purchases for our expanded operations.

Net cash  used in financing activities during the year ended September 30, 2010 increased $106,000 to $(578,000), from a use of ($472,000) during the year ended September 30, 2009, as we  made payments on acquisition related debt.

Working Capital

We have financed our growth largely through the issuance of debt and borrowings from related parties. As a result of these sources of capital and continued operating losses, we have had negative working capital. As part of funding this growth, as of September 30, 2010 we had negative working capital of ($6,774,000), for which the component constituting the current portion of long-term and related party debt was $2,487,000. Within the current portion of long-term debt, $260,000 is past due or due upon demand as explained further below. Of the negative working capital, $1,994,000 is due and payable to TSE and related entities principally relating to leasing costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business and as part of funds advanced for our acquisitions. Additionally, there is approximately $3.3 million of accrued payroll and related costs for September 2010, which was invoiced by TSE in October 2010.  Total outstanding debt as of September 30, 2010 was $3,487,000.

In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in the following activities to effectively accomplish these objectives:

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

b)
In the first quarter of fiscal 2010, we discontinued the operations associated with the direct provision of accounting and finance services in order to focus management’s efforts, as well as our capital, more directly on our light industrial, and clerical and administrative service offerings.  This discontinued segment of our operations generated (losses) from its operations of $0 and ($311,000) for the years ended September 30, 2010 and 2009, respectively.  This segment has been reported as discontinued operations in the accompanying financial statements.

c)
On February 5, 2010, we entered into a settlement and release agreement with the former owner of ReStaff Services, Inc. (“ReStaff”), whereby all obligations owed to ReStaff were released in exchange for a series of payments totaling $545,000.  These obligations included the remaining principal of $1,056,000 outstanding on a note, $75,000 outstanding in demand loans and $34,000 in accrued interest payable.

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

e)
On March 24, 2010, CRD entered into the GT Acquisition Agreement to acquire a portion of the assets of the GT Entities, through a private sale by Rosenthal. The transaction closed on April 5, 2010.  Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities, related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 in cash to be paid in installments over three years.  In connection with our guarantee of the obligation of CRD to pay the 3,000,000 purchase price in installments over a period of three years, the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal on April 5, 2010.  These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between Rosenthal and us, pursuant to which we have the right to repurchase some or all of such shares as the GT purchase price is paid.

f)
On May 3, 2010, CRD entered into an account purchase agreement with TSE.  Under the terms of the account purchase agreement, CRD sold its accounts receivables to TSE.  The maximum amount of accounts receivables that may be sold under the agreement was $45,000,000, for which TSE advanced 90% of the assigned accounts receivables’ value upon sale, and 10% upon final collection, subject to certain offsets.  The risk CRD bears from bad debt losses on accounts receivables sold is retained by CRD, and accounts receivables sold which became greater than 90 days were eligible to be charged back to CRD by TSE.  TSE obtained the funds necessary under this agreement from its lender, and passed through the financing costs associated with these funds to CRD. This arrangement was terminated on November 2, 2010.

g)
In connection with the GT Systems Acquisition, TSE provided the initial down payment of $750,000. In July and October 2010, CRD made the first 2 installment payments of $250,000 each on the acquisition debt.

h)	TSE and affiliates have provided further financial accommodations to us by allowing us to delay from time to time amounts due under our professional services arrangement.

i)
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

Because our revenue depends primarily on billable labor hours, most of our charges are invoiced weekly, bi-weekly or monthly depending on the associated payment of labor costs, and are due currently, with collection times typically ranging from 30 to 60 days. Each of our subsidiaries (other than ICG Inc.) is a party to an accounts receivable sales agreement pursuant to which it sells its accounts receivables to Wells Fargo Bank, National Association (“Wells Fargo”) as a means of managing its working capital.  Under the agreements, the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $28,000,000, with each subsidiary subject to limits on the amount of trade receivables that it may individually sell to Wells Fargo.  As collections reduce previously sold receivables, our subsidiaries may replenish these with new receivables.  As of September 30, 2010 and 2009, trade receivables of $19,831,000 and $7,746,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $1,556,000 and $380,000, respectively.  Sales of accounts receivables amounted to approximately $119,822,000 and $66,401,000 for the years ended September 30, 2010 and 2009, respectively.  Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%.  Receivables sold may not include amounts over 90 days past due.  Under the terms of the agreements, with the exception of CRD’s permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection.  The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at one time is $1,250,000.  The risk the Company’s subsidiaries bear from bad debt losses on trade receivables sold is retained by them.

TSE and Robert Cassera, which together with affiliated entities and persons owns approximately 74.3% of our outstanding shares of common stock, have guaranteed our obligations to Wells Fargo.

We believe, based on the above activities and our current expectations, that we have adequate resources for liquidity to meet our operating needs through September 30, 2011.

Debt

Long-term debt at September 30, 2010 and 2009 is summarized as follows:

	September 30,	September 30,
	2010	2009

Long-term debt
16.25% subordinated note (i)	$-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)		80,000
CRD Acquisition (v)	2,000,000	-
Long term capitalized lease obligation (iv)		4,000
Tri-Overload Acquisition (xi)	427,000	726,000
Other debt	50,000	50,000
Total	2,478,000	1,370,000
Less current maturities	1,478,000	777,000
Non-current portion	1,000,000	593,000

Related party long-term debt
13% unsecured demand note (vi)	104,000	104,000
18% unsecured convertible note (vii)	100,000	100,000
CRD Acquisition (x)	750,000	-
Demand loans (viii)	55,000	131,000
6% unsecured note (ix)	-	1,056,000
Total	1,009,000	1,391,000
Less current maturities	1009,000	811,000
Non-current portion	-	580,000

Total long-term debt	3,487,000	2,761,000
Less current maturities	2,487,000	1,588,000
Total non-current portion	$1,000,000	$1,173,000

For further explanation of footnotes (i) through (xi) above, please see Note 7 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Reliance on Related Parties

We have historically relied on funding from related parties in order to meet our liquidity needs, such as the debt described in footnotes (iv), (v), (vii), (viii), and (ix) in Note 7 to our financial statements.  Management believes that the terms associated with these instruments would not differ materially from those that might have been negotiated with independent parties, but that we derived advantages from obtaining funding from related parties, including a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation, which is often deducted from gross proceeds that would be available to us.  Our management anticipates we should be able to generate sufficient working capital to fund our growth and operations, and to the extent we do not generate sufficient cash flow from operations to meet these working capital requirements we will continue to seek other sources of funding including the issuance of related party debt.  There can be no assurance that any related party will provide us with funding or that the terms of any such financing will not differ materially from funding available from independent parties.

Sales of Common Stock

In December 2009, we issued 2,333,333 shares of unregistered common stock to TSE in exchange for the cancellation of three notes with a principal balance of $590,000 plus accrued interest of $52,000.  Based upon the closing share price on the date of exchange, the Company recorded a loss on extinguishment of debt of $501,000.

In February 2010, we issued 3,666,667 shares of unregistered common stock to TSE for assuming our obligations to make a series of payments totaling $545,000 to the former owner of ReStaff and for TSE’s lead in negotiating the disputed amount owed to ReStaff.  Based upon the closing share price on the date this debt was assumed, the Company recorded a loss on the extinguishment of debt of $922,000.

In August 2010, we issued 8,589,687 shares of unregistered common stock to TS Staffing in connection with the acquisition of Tri-Overload.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (the “SEC”).   The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The following represents a summary of the critical accounting policies, which management believes are the most important to the portrayal of the financial condition and results of operations of the Company and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Revenue Recognition.  We recognize revenues when professionals deliver services.  Permanent placement revenue is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein we are obligated to find a suitable replacement.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from our clients’ failure to make required payments for services rendered.  Our management estimates this allowance based upon knowledge of the financial condition of our clients, review of our historical receivable and reserve trends and other pertinent information.  If the financial condition of any of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

Stock-Based Compensation.  We measure and recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock appreciation rights and restricted stock awards based on estimated fair values.  Fair value for restricted stock is determined at a discount from the current market price quote to reflect a) a lack of liquidity resulting from the restricted status and low trading volume and b) recent private placement valuations.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense, as earned, over the requisite service periods generally on a straight-line basis.

Income Taxes.  We account for income taxes using the liability method.  Under the liability method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized.  The estimated provision for income taxes represents current taxes payable and the current tax effect of temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected future benefits of net operating loss carry-forwards.

Intangible Assets.  Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.   Intangible assets with finite lives are amortized over their estimated useful life and impairment reviews are performed whenever events or changes in circumstances indicate that an asset or asset group might be impaired.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”).  This ASU amends the Accounting Standards Codification (“ASC”) Topic 350.  ASU 2010-28 clarifies the requirement to test for impairment of goodwill.  ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years,. Early adoption is not permitted.  The Company cannot determine what effect, if any, the application of the amendments in ASU 2010-28 may have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required by smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also acting in the capacity as the principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and acting principal financial officer concluded that our disclosure controls and procedures were not effective and that certain changes to the design of such controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company's assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of a company's financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the company's management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and acting principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based upon this assessment, management has concluded that there was a material weakness in internal control over financial reporting. The material weakness resulted from a lack of sufficient and effective supervisory review over the preparation and reconciliation of certain general ledger account balances to their underlying source documents at one of our subsidiaries.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  The Company is not required to provide an attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies.

Remediation of Material Weaknesses in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

The Company’s plans to remediate the material weaknesses over its disclosure controls and procedures and its Internal Control Over Financial Reporting (“ICFR”) identified above by taking remedial actions, including the following:

1.	Hire experienced personnel to staff the accounting and finance department at the Company.

2.	Develop or revise, depending on the circumstances, detailed accounting procedural manuals that define the roles and responsibilities of all personnel involved in the accounting process.

3.
Develop or address, depending on the circumstances, detailed financial reporting procedures to ensure that each subsidiary provides timely, complete and accurate information to the Company’s headquarters for the preparation of financial reports which include all necessary disclosures.

4.
Provide sufficient training to accounting and financial reporting personnel so that each person understands his or her role in the accounting and financial reporting process.  Such training will include explanations about the reasons for each accounting and financial reporting procedure to provide an understanding of the need for the procedure(s).

5.
Develop or improve, depending on the circumstances, processes and procedures used to evaluate the competency of accounting and financial reporting personnel.  Such evaluation processes and procedures are to include supervisory and management personnel.

Although we believe the execution of these plans will improve our systems of disclosure controls and ICFR, the effectiveness of these plans, once executed, will be subject to testing by us and there can be no assurance at this time that these plans will effectively remediate the material weaknesses described above. In addition, while our intention is to implement all improvements as soon as possible, we are not able to predict how long all such improvements will take to put in place.  As a part of the process of implementing improvements, the Company will monitor the progress made and identify the need to address additional matters.

Changes in Internal Control Over Financial Reporting

In connection with management’s prior reviews of its ICFR, we have made the following changes during fiscal 2010 to address previously identified material weaknesses, which are reasonably likely to materially improve our ICFR: a) we updated certain of our documentation of accounting procedures for significant accounting processes such as billings, cash receipts, payroll, accounts payable, cash disbursements, equity accounting, debt accounting, and general ledger transactions, b) we have instituted additional review and approval procedures for general ledger account reconciliations and journal entries, and c) we have instituted additional review and approval procedures for cash disbursements.

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

Name	Age	Title

Jay H. Schecter	57	Chief Executive Officer, Secretary and Director
John Messina	43	President, Treasurer and Director
Mark S. Levine	49	Chief Operating Officer (Accountabilities)
Norman Goldstein	69	Director
Robert Cassera	48	Director
Joseph Cassera	51	Director

Jay H. Schecter was appointed Chief Executive Officer in March 2009.  Mr. Schecter has served as a Director of the Company since December 2006 and as an officer with TSE since 1999, overseeing the areas of corporate strategic planning, credit and finance and legal.  From 1984 until joining TSE, Mr. Schecter served as Senior Vice President of Kaufman Astoria Studios, a motion picture studio formerly located in Queens, New York.  Mr. Schecter brings extensive experience in the services industry, acquisitions, as well as executive management experience to the Company.

John Messina was appointed President in March 2009.  Mr. Messina joined the Company’s Board of Directors in April 2007 and has served as Executive Vice President of TSE since January 1998.  Mr. Messina has been employed by TSE since 1997.  Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses.  Mr. Messina brings extensive experience in temporary staffing services, as well as executive management and entrepreneurial experience to the Company.

Norman Goldstein has served as a Director of the Company since December 2006.  He has served as the President and CEO of NGA, Inc., an export/import company primarily dealing in the importation, sale and distribution of all types of flat glass products throughout the USA since 2000.  Prior to his association with NGA, Inc., Mr. Goldstein formed Norwell International, which acquired a small glove company and engaged in the business of latex gloves and other related medical/dental products.  In the year 2000, Mr. Goldstein sold Norwell International to one of the largest glove manufacturers in Malaysia (Asia Pacific Ltd.).  Mr. Goldstein served as a director of Stratus Services Group Inc. (“Stratus”) from September 2006 through December 2008.  During Mr. Goldstein’s tenure as a director, Stratus was a shell company until it began to engage in the technology asset disposition business in August 2007.  Mr. Goldstein brings extensive entrepreneurial and management experience to the Company.

Robert Cassera has served as a Director of the Company since February 2009.  Mr. Cassera is the founder, sole owner, and has been the president and director of TSE since 1993.  TSE itself and through several wholly-owned subsidiaries, including TSE-PEO and TS Staffing Corp, primarily offers temporary staffing and related services to municipalities and privately-held and public companies, as well as to professional employer organizations, and ancillary services to privately-held and public companies.  Mr. Cassera is the brother of Joseph Cassera.  Mr. Cassera brings extensive entrepreneurial, temporary staffing and management experience to the Company.

Joseph Cassera has served as a Director of the Company since September 2009.  Mr. Cassera has served as Vice President of Operations of TSE since January 2001, and has been employed by TSE since 2001.  Prior to joining TSE, Mr. Cassera served as the Senior Network Administrator overseeing information technology operations and other wide area network activities for Siemens AG from 1986 to September 2001.  Mr. Cassera is the brother of Robert Cassera.  Mr. Cassera brings extensive experience in temporary staffing and information technology to the Company.

Mark S. Levine has served as Chief Operating Officer of Accountabilities since February 2007.  From 2001 until joining the Company, he served as Executive Vice President of Accretive Solutions, Inc., a professional staffing services firm.  From 1997 until 2001, he was Chief Marketing Officer of Stratus Services Group, Inc., a national staffing firm.  From 1995 until 1997, Mr. Levine was Regional Vice President of CoReStaff Services, Inc., a staffing services provider.  From 1993 until 1995, Mr. Levine was employed in various capacities by Norrell Services, including Regional Vice President.

Code of Ethics and Business Conduct

We intend to adopt a Code of Ethics and Business Conduct that will apply to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers, in connection with the remediation of our disclosure controls and procedures as described in Item 9A of this Annual Report on Form 10-K, as well as the development of other corporate governance policies.  Upon adoption, we intend to post the Code of Ethics and Business Conduct on our website, and we intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics and Business Conduct that applies to our Chief Executive Officer, our Chief Financial Officer or our other senior financial officers.

Audit Committee and Audit Committee Financial Expert

In May 2008, the Board of Directors assumed the responsibilities of the Audit Committee after the departure of other independent directors that served on the Board of Directors and the Audit Committee. Our Board of Directors has designated Norman Goldstein as an Audit Committee Financial Expert as defined in Item 407(d) of Regulation S-K and Mr. Goldstein is considered “independent” under Rule 5605 of the NASDAQ Listed Company Manual.  Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Goldstein’s experience and understanding with respect to certain accounting and auditing matters.  The designation does not impose upon Mr. Goldstein any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Board of Directors, and his designation as an Audit Committee Financial Expert does not affect the duties, obligations or liabilities of any other member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based on our review of the copies of such forms we have received, we believe that all of our executive officers, directors and greater than ten percent stockholders complied with all filing requirements applicable to them with respect to events or transactions during fiscal 2010, except that Paul and Linda Capozio, Jason Scheff, Robert Cassera, and TS Staffing Corp. did not file Forms 3 as required. Additionally, Paul and Linda Capozio, Thomas Cassera, TSE and Robert Cassera did not file Forms 4 as required.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Arrangements

We entered into an employment agreement in January 2007 with Mark Levine, Accountabilities’ Chief Operating Officer, which provides for an annual base salary of $230,000 per annum and entitles Mr. Levine to an annual bonus of $25,000 or 2% of Accountabilities earnings before interest, taxes and amortization, whichever is greater, and options to acquire 500,000 shares of our common stock at a purchase price of $.005 per share which vest at a rate of 100,000 shares per year.  In April 2007, we issued 500,000 shares of restricted stock to Mr. Levine and cancelled options that had been granted to him. In the event that Mr. Levine’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination. The agreement has an indefinite term and provides that Mr. Levine is entitled to three months severance pay, payable over a three month period if he is terminated without cause.  As of September 30, 2010, the amount of severance compensation that would be payable to Mr. Levine in the event of a termination without cause would be $57,500.

For a description of the compensation paid to Messrs. Schecter and Messina, our Chief Executive Officer and President, respectively, please see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid during the fiscal years ended September 30, 2010 and 2009 to our Chief Executive Officer and our only executive officer who earned in excess of $100,000 during fiscal 2010, whom we sometimes refer to herein as the “Named Officers”.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Schecter,	2010	-	-	-		-	-	-	-		-
Chief Executive Officer (1)	2009	$-	-	$-		-	-	-	$-	$

Mark S. Levine	2010	$187,523	-	$-		-	-	-	$9,600		$197,123
Chief Operating Officer of Accountabilities	2009	$176,881	-	$52,390	(2)	-	-	-	$9,600		$238,871

(1)	Mr. Schecter was appointed Chief Executive Officer in March 2009. Mr. Schecter does not receive a salary from us, but is instead compensated by TSE as part of his responsibilities to it.

(2)
Represents the grant date fair value computed in accordance with FASB ASC Topic 718.  The determination of this value assumes stock vests over the full vesting period and which is based upon the market price of the stock awarded as discounted by 35% to reflect (a) certain sale restrictions and lack of liquidity and (b) recent private placement valuations of similarly restricted securities.

(3)	Represents automobile lease payments.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of September 30, 2010:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jay Schecter	1/31/08	-	-	-	-	-	6,667	(1)	$5,667	-	—

Mark Levine	01/30/07	-	-	-	-	-	200,000	(2)	$170,000	-	-
	1/31/08	-	-	-	-	-	66,667	(1)	$56,667

(1)	Represents an award of restricted stock that vests in equal annual installments, with the final installment to vest on January 31, 2011.
(2)	Represents an award of restricted stock that vests in equal annual installments on January 30, 2011 and 2012.
(3)	Value determined by multiplying the number of shares that had not vested as of such date by the closing price per share as reported by the Over-the-Counter quotation system on September 30, 2010.

Compensation of Our Board of Directors

The members of our Board of Directors did not receive any compensation for such service during fiscal 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 15, 2010 with respect to our common shares beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of its common shares, and (iii) all executive officers and directors as a group.  Except as otherwise indicated, the mailing address for each person listed in the table is 160 Broadway, 11th Floor, New York, NY 10038.

	Amount and		Percentage
	Nature of		Of
	Beneficial		Outstanding
Name	Ownership		Shares(1)
Norman Goldstein	970,000	(2)	2.5
Jay Schecter	20,000		*
John Messina	220,000		*
Mark Levine	762,500		2
Joseph Cassera	0		-
Robert Cassera	27,221,404	(3)	71.6
All Executive Officers and Directors as a Group (6 persons)	29,193,904		76.3

Tri-State Employment Services, Inc. and related entities and persons	28,271,932	(4)	74.3
Kathy Raymond	2,633,334	(5)	6.9

*	Less than 1%

(1)
Percentages are based on the 38,029,000 shares outstanding as of December 15, 2010, but exclude the 4,257,332 shares held in escrow to secure CRD's payment obligations to Rosenthal in connection with the GT Acquisition.  The 4,257,332 shares are neither treated as outstanding for our financial statements, nor included in the number of our shares of common stock outstanding on the cover page of this Annual Report on Form I0-K.  Additionally, with respect to the determination of the percentage of outstanding shares owned by Norman Goldstein and all of our executive officers and directors as a group, the 250,000 shares of stock issuable upon the conversion of Mr. Goldstein's convertible note are deemed outstanding.

(2)	Includes 250,000 shares issuable upon conversion of convertible note. The remaining 720,000 shares are owned by NGA, Inc. a corporation of which Mr. Goldstein is the sole shareholder.

(3)
Shares are owned through Tri-State Employment Services, Inc. and TS Staffing Corp., which amounts are included in the ownership reflected in the amount of shares owned by Tri-State Employment Services, Inc. below.

(4)
Based upon Amendment No. 3 to the Schedule 13D filed with the SEC on October 14, 2010 by Robert Cassera, an individual, John P. Messina, Sr., an individual (“Messina”), Thomas Cassera, an individual (“TC”), Peter Ursino and his wife, Maria Ursino, individuals (collectively “Ursino”), John Trippiedi and his wife, Yolanda Trippiedi, individuals (collectively “Trippiedi”), Jay Schecter (“Schecter”), an individual, Jason Scheff (“Scheff”), an individual, Paul Capozio and his wife, Linda Capozio, individuals (collectively, “Capozio”), TSE and TS Staffing.  Includes 18,631,767 shares beneficially owned by TSE and 8,589,637 shares owned by TS Staffing.  Robert Cassera has sole voting and dispositive power of the shares owned by TSE and TS Staffing by reason of his direct ownership and control of such entities, and these shares represent the number of shares reported as owned by Robert Cassera in the table above.  Includes 220,000 shares beneficially owned by Messina, over which Messina has sole voting and dispositive power, and such shares represent the number of shares reported as owned by Messina in the table above.  Includes 490,600 shares beneficially owned by TC, over which TC has sole voting and dispositive power.  Includes 30,000 shares beneficially owned by Ursino, over which Maria Ursino and Peter Ursino each share voting and dispositive power.  Includes 12,000 shares beneficially owned by Trippiedi, over which John and Yolanda Trippiedi each share voting and dispositive power.  8,000 of the shares beneficially owned by Trippiedi are owned of record by two accounts of which Trippiedi is custodian created pursuant to the Uniform Gift to Minors Act for the benefit of Trippiedi’s two children.  Includes 20,000 shares beneficially owned by Schecter, over which Schecter has sole voting and dispositive power, and such shares represent the number of shares reported as beneficially owned by Schecter in the table above.  Includes 88,317 shares beneficially owned by Scheff, over which Scheff has sole voting and dispositive power.  Includes 189,611 shares beneficially owned by Capozio, over which Paul Capozio and Linda Capozio each share voting and dispositive power.  The business address of each of the reporting persons is 160 Broadway, 15th Floor, New York, New York 10038.

(5)
Represents 2,423,334 shares owned by Pylon Management, Inc., 150,000 shares owned by Washington Capital, LLC, 50,000 shares owned by Kathy Raymond, and 10,000 shares owned by Thomas Dietz.  Pylon Management, Inc. and Washington Capital, LLC are owned by Ms. Raymond, and Thomas Dietz is the son of Kathy Raymond. The address of Pylon Management, Inc. is 800 West Main Street, Suite 204, Freehold, NJ 07728.  The address of Washington Capital, LLC is P.O. Box 110, Marlboro, NJ 07746.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended September 30, 2007, we issued Pylon Management, Inc. a $274,000 note bearing interest at 9% which was payable in 104 equal weekly installments of $2,885.  During fiscal 2010 and fiscal 2009, payments under the note aggregated $0 and $75,000 respectively.  In addition, during the fiscal years ended September 30, 2010 and September 30 2009, we paid $0 and $99,933 to Pylon Management, Inc. in consideration of consulting services rendered. Kathy Raymond owns Pylon Management, Inc., which together with its affiliates owns approximately 6.9% of our outstanding common stock.

Mr. Goldstein, a director of the Company, is the holder of an unsecured convertible note in the principal amount of $100,000, which was issued on January 31, 2008 and was due October 31, 2008.  The note originally bore interest at an annual rate of 12%, but because it was not paid at its maturity, the note now accrues interest at 18%.  The note is convertible in whole or in part for all outstanding principal and accrued interest at the option of Mr. Goldstein, at a price of $0.40 per share.  On November 22, 2010, Mr. Goldstein sent a notice to the Company to convert $40,000 in outstanding accrued interest into 100,000 shares of our common stock.  Following this conversion, the principal outstanding on this note is $100,000 in the aggregate.

Pursuant to a Client Service Agreement, effective January 9, 2006, TSE-PEO provided professional employer services with respect to the employees of Accountabilities, and for a brief period, CRD.  The Client Service Agreement was replaced when we entered into a Master Service Agreement with each of TS Employment and TSE-PEO on August 27, 2010 which agreements provided for the provision of professional employer services for Accountabilities, CRD and Insurance Overload and other subsidiaries that may be identified from time to time.   TS Employment and TSE-PEO are affiliates of TSE, which is wholly-owned by Robert Cassera, a director of the Company.  Additionally, TSE and its affiliate TS Staffing are the beneficial owner of approximately 71.6% of our outstanding common stock.  The professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage.  These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates.  The aggregate amount of costs charged by TSE-PEO and TS Employment under the Master Services Agreements, and TSE-PEO under the Client Service Agreement during the fiscal year ended September 30, 2010 was $95,343,000, inclusive of payroll, withholding taxes and workers compensation costs.  The total amount charged by TSE-PEO under the Client Services Agreement during the fiscal year ended September 30, 2009 inclusive of the above items was $52,538,000.  TS Employment and TSE-PEO charge us the current market rate that each such entity charges its other customers.  While Mr. Schecter and Mr. Messina do not receive compensation directly from us and we do not reimburse TSE for Mr. Schecter or Mr. Messina’s services, Mr. Schecter and Mr. Messina do receive, pursuant to TSE’s standard commission policies, commission based payments from TSE, equaling 0.1% (for Mr. Schecter) and 0.15% (for Mr. Messina) of the gross payroll portion of the costs we pay to TS Employment and TSE-PEO.

In the second fiscal quarter of 2009, we received advances totaling $212,000 from TSE.

On December 29, 2009, we entered into an Exchange Agreement with TSE pursuant to which we agreed to exchange 2,333,333 shares of our common stock for debt held by TSE of approximately $642,000, which equaled a per share exchange price of $0.30 per share.  TSE had previously acquired the debt from a third party.

On February 22, 2010, TSE agreed to assume the obligation to make a series of payments totaling $545,000 pursuant to a settlement and release agreement that we had entered into with the former owner of ReStaff Services, Inc.  In exchange for this assumption of debt, we issued TSE 3,666,667 shares of the Company’s common stock.  The effective per share price for the shares issued was $0.30 based upon the accrued liability of approximately $1,100,000 that was carried on our books and eliminated as a result of the transaction.

On April 5, 2010, we completed our acquisition of certain assets of GT Systems and its operating affiliates pursuant to a Foreclosure and Asset Purchase Agreement.  The purchase price for these assets was $3,000,000, payable by CRD to Rosenthal in increments as follows: (i) $750,000 on the closing date, (ii) $1,000,000 in four installments of $250,000 payable three, six, nine and twelve months after the closing date, and (iii) thereafter, monthly payments of 0.75% of the gross sales of the business related to the acquired assets, until the earlier to occur of the $3,000,000 purchase price being paid in full or the third anniversary of the closing date, upon which any balance of the purchase price will be payable.  Each of TSE and the Company guaranteed the payment obligations of CRD to Rosenthal.  Additionally, TSE made the initial payment of $750,000 on behalf of CRD.

On May 3, 2010, CRD entered into an account purchase agreement (the “Account Purchase Agreement”) with TSE in order to provide financing to CRD.  Under the terms of the Account Purchase Agreement, CRD sold its receivables to TSE, up to a maximum amount at any one time of $45,000,000.  TSE obtained the funds necessary under the Account Purchase Agreement from its current lender on comparable terms, and passed through all of its financing costs to CRD without markup.  This arrangement was terminated on November 2, 2010.

On August 27, 2010, we acquired Tri-Overload (renamed Insurance Overload Services, Inc.), an entity engaged in the business of providing temporary and permanent employment services and related support services from TS Staffing, an affiliate of TSE, for a purchase price of $6,200,000 which was paid through the issuance of 8,589,637 shares of our common stock.  The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.

 In connection with the Tri-Overload acquisition, we assumed a $400,000 note payable to the party that had previously sold Tri-Overload to TS Staffing on July 29, 2009.  This note bears interest at 6% per annum and is payable in installments until its maturity on September 1, 2011.  Payment of this note is guaranteed by TS Staffing.

Also on August 27, 2010, in connection with Insurance Overload's entry into an account sale agreement with Wells Fargo, Robert Cassera and TSE, executed a Continuing Guaranty in favor of Wells Fargo.  The Continuing Guaranty provides that Mr. Cassera unconditionally guarantees the past, present or future obligations of Company owed to Wells Fargo.  The maximum amount of receivables that may be sold by the Company to Wells Fargo pursuant to the account sale agreements is $28,000,000.

On January 10, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with our wholly-owned subsidiary Diamond Staffing Services, Inc. (“Merger Sub”), TS Staffing, Tri-Diamond, a wholly-owned subsidiary of TS Staffing (“Tri-Diamond”), and Diamond Staffing, a wholly-owned subsidiary of Tri-Diamond (“Diamond Staffing”).  Pursuant to the terms and conditions of the Merger Agreement, we will acquire Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Surviving Company”).

At the effective time of the Merger, which we expect to occur by the end of January 2011, Tri-Diamond’s outstanding shares of common stock will be cancelled.  In exchange for the cancellation of such shares, the Merger Agreement provides that we will pay a purchase price of $25,000,000, which will be paid by the issuance of 29,411,765 shares of our common stock.  The number of shares to be issued to TS Staffing is based upon a negotiated $0.85 price per share for our common stock that was determined using historical market prices.

The Merger Agreement contains a purchase price adjustment, pursuant to which, TS Staffing will pay to the Surviving Company the amount of net income, if any, earned by Tri-Diamond between January 1, 2010 and the date of consummation of the Merger.  Additionally, if the net working capital of Tri-Diamond is below zero at the effective time of the Merger, then TS Staffing shall repay to us an amount equal to such deficit.  Finally, the Merger Agreement provides that immediately prior to the consummation of the transactions contemplated thereby, Tri-Diamond shall declare a dividend to TS Staffing in an amount equal to collected reserve under Tri-Diamond’s accounts receivable sales agreement immediately prior to the effective time of the Merger, provided that such dividend amount shall not exceed $2,700,000.  Such dividend will be paid by the Surviving Company to TS Staffing in monthly installments following the consummation of the transactions contemplated by the Merger Agreement.

Consummation of the Merger is subject to customary closing conditions, including that Tri-Diamond shall have received a release for liability for any indebtedness owed to the lender under Tri-Diamond’s accounts receivable sales agreement, and that the Merger Sub shall have entered into an acceptable financing arrangement.  Under certain circumstances, the Company or Tri-Diamond may terminate the Merger Agreement.

In addition to the above transactions, we are currently engaged in discussions with TSE, for the potential acquisition of certain other staffing assets of affiliates of TSE.  It is expected that any consideration paid to TSE under such an acquisition is likely to consist of our equity securities.  However, there is no assurance that any such acquisition will be completed.  We are also engaged in discussions with TSE regarding further extensions of credit to the Company

On December 14, 2010, we completed the acquisition of certain assets of ICG Seller pursuant to a Foreclosure and Asset Purchase Agreement, dated November 12, 2010, as amended.   As part of the obligations assumed in this acquisition, ICG Inc. (i) agreed to pay on a weekly basis to Rosenthal 3% of net sales of ICG Inc. during the two year period following the closing of the transaction, and 2% for the three years thereafter, pursuant to an Amended and Restated Commission Agreement, and (ii) entered into a non-competition agreement with the principal of ICG Seller (who was also the principal of GT Systems), dated December 14, 2010 pursuant to which it would pay 1% sales revenues generated by the business for a two year period.  Additionally, CRD entered into an Amended and Restated Consulting Agreement, dated December 14, 2010, with the principal of ICG Seller, pursuant to which, he would be paid annual base compensation of $200,000, 0.4% of the first $80,000,000 in gross sales of CRD, and 0.6% of the portion that gross sales exceeds $80,000,000 during the 12 month period commencing March 24, 2010, which is the date of the original agreement, and the subsequent 12 month period thereafter.  TSE agreed to guarantee each of  the payments to be made by ICG Inc. and CRD set forth in the preceding two sentences.

Robert Cassera, a director of the Company, owns all of the outstanding stock of TSE and TS Staffing.  TSE, together with its affiliated entities (including TS Staffing) and persons, is the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock.

Director Independence

The Board has affirmatively determined that Mr. Goldstein is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  The non-independent directors are Messrs. Robert Cassera, Joseph Cassera, Messina and Schecter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In May 2008, the Board of Directors assumed the responsibilities of the Audit Committee after the departure of other independent directors that served on the Board of Directors and the Audit Committee.

Our financial statements have been audited Rosen, Seymour Shapss Martin and Company LLP, an independent registered public accounting firm, for the fiscal years ended September 30, 2010 and 2009.  The following table sets forth the aggregate fees billed to us for the years ended September 30, 2010 and September 30, 2009 by our independent auditors for such fiscal years:

	2010	2009

Audit Fees	$183,500	$123,000
Audit-Related Fees	40,000	-0-
Tax Fees	59,000	39,000
All Other Fees	-0-	-0-
Totals	$282,500	$162,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent auditors’ independence and has determined that such services did not adversely affect their independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)           Financial Statements.

The index of the financial statements filed herewith is presented on pages F-1.

 (b)           Exhibit Index.

Number	Description
2.1	Asset Purchase Agreement between Accountabilities, Inc. and Stratus Services Group, Inc. (1)
2.2	Asset Purchase Agreement between Accountabilities, Inc. and US Temp Services, Inc. (2)
2.3	Asset Purchase Agreement between Accountabilities, Inc. and ReStaff Services, Inc. (2)
2.4	Agreement and Plan of Merger dated as of February 23, 2010 by and among Accountabilities, Inc. Corporate Resource Services, Inc. and ACBT Merger Co., Inc. (3)
2.5	Agreement and Plan of Merger dated as of August 27, 2010 by and among TS Staffing Corp., Tri-Overload Staffing Inc., Corporate Resource Services, Inc. and Insurance Overload Acquisition Corp. (4)
2.6
Foreclosure and Asset Purchase Agreement dated as of March 24, 2010 by and among Rosenthal and Rosenthal, Inc., GT Systems Inc., certain operating affiliates of GT Systems Inc., Eric Goldstein, Corporate Resource Development Inc., Corporate Resource Services, Inc. and Tri-State Employment Services, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (6)
3.2	Amended and Restated By-Laws of the Registrant. (6)
10.1	Convertible Note issued by Accountabilities, Inc. to North Atlantic Resources LTD in principal amount of $250,000. (1)
10.2	Form of Warrant issued to purchase shares of Accountabilities, Inc. common stock. (1)
10.3	Employment Agreement between Humana Trans Services Holding Corp. and Allan Hartley. (1)*
10.4	Employment Agreement between Accountabilities, Inc. and Mark Levine. (1) *
10.5	Employment Agreement between Accountabilities, Inc. and Stephen DelVecchia. (1)*
10.6	Convertible Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $675,000. (1)
10.7	Demand Note dated March 31, 2006 issued by Accountabilities, Inc. to Washington Capital, LLC in the principal amount of $150,000. (1)
10.8	Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in the principal amount of $175,000. (1)
10.9	Promissory Note dated March 31, 2006 issued by Accountabilities, Inc. to Stratus Services Group, Inc. in the principal amount of $80,000. (1)
10.10	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and William Thomas. (1)
10.11	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Jerry Schumacher. (1)
10.12	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Washington Capital, LLC. (1)
10.13	Convertible Note dated April 1, 2006 issued by Accountabilities, Inc. to NGA, Inc. in the principal amount of $300,000. (1)
10.14	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $300,000. (1)
10.15	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $2,900,000. (1)
10.16	Interim Financing Agreement dated February 23, 2007 between Accountabilities, Inc. and TSE-PEO, Inc. (1)
10.17	Stock Purchase Agreement dated November 27, 2006 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)
10.18	Agreement dated August 1, 2006 between Accountabilities, inc. and Tri-State Employment Services, Inc. (1)
10.19	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo. (1)

10.20	Finder’s Fee Agreement dated February 26, 2007 between Accountabilities, Inc. and Pylon Management, Inc. (1)
10.21	Accountabilities, Inc. Equity Incentive Plan. (6) **
10.22	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Washington Capital, LLC. (7)
10.23	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (7)
10.24	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (7)
10.25	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and NGA, Inc. (7)
10.26	Exchange Agreement dated January 22, 2008 between Accountabilities, Inc. and North Atlantic Resources LTD. (7)
10.27	Warrant dated January 22, 2008 issued to North Atlantic Resources LTD. (7)
10.28	Form of Warrant issued in connection with January 2008 private placement. (7)
10.29	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Tri-State Employment, Inc. (8)
10.30	Exchange Agreement dated January 31, 2008 between Accountabilities, Inc. and NGA, Inc. (8)
10.31	Convertible Note dated January 31, 2008 issued to NGA, Inc. in the principal amount of $100,000. (8)
10.32	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Keystone Capital Resources, LLC. (8)
10.33	Form of Stock Purchase Agreement executed in conjunction with sale of 1,107,500 shares of Accountabilities, Inc. common stock for $0.20 per share. (8)
10.34
Form of Stock Purchase Agreement executed in conjunction with sale of 100,540 shares of Accountabilities, Inc. common stock for $0.35 per share and warrants to purchase up to 9,800 shares of Accountabilities, Inc. common stock at an exercise price of $0.50 per share. (8)

10.35	Form of warrant issued in connection with private placement of 100,540 shares of Accountabilities, Inc. common stock. (8)
10.36	Convertible Note Purchase Agreement between Accountabilities, Inc. and North Atlantic Resources LTD, Inc. dated August 6, 2007. (9)
10.37	Exchange Agreement dated February 28, 2008 between Accountabilities, Inc. and ReStaff Services, Inc. (10)
10.38	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $100,000. (10)
10.39	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000. (10)
10.40	Clarification Addendum to the Asset Purchase Agreement between Accountabilities, Inc. and ReStaff Services, Inc. (10)
10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock. (10)
10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to Accountabilities, Inc. in the principal amount of $200,000. (11)
10.43	Stock Purchase Agreement dated May 15, 2008 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (11)
10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 private placement. (11)
10.45	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman. (12)
10.46	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman. (12)
10.47	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Washington Capital, LLC. (12)
10.48	Promissory Note dated March 1, 2009 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $1,201,097. (13)
10.49	Debt Assumption Agreement entered into as of February 22, 2010 by and between Accountabilities, Inc. and Tri-State Employment Services, Inc. (14)
10.50	Exchange Agreement dated as of December 29, 2009 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (15)
10.51	Settlement and Release Agreement dated as of February 5, 2010 between Accountabilities, Inc. and Rhonda Faria. (16)
10.52	Consulting Agreement dated March 24, 2010 by and between Corporate Resource Development Inc. and Eric Goldstein. (17)

10.53	Services Agreement dated March 29, 2010 by and between Corporate Resource Development Inc. and Noor Associates, Inc. (18)
10.54	Employment Agreement dated March 29, 2010 between Corporate Resource Development Inc. and Habib Noor.* (19)
10.55	Registration Rights Agreement dated as of August 27, 2010 by and between Corporate Resource Services, Inc. and TS Staffing Corp. (20)
10.56	Account Purchase Agreement dated as of August 27, 2010 between Wells Fargo Bank, National Association and Insurance Overload Acquisition Corp. (21)
10.57	Form of Continuing Guaranty made by Corporate Resource Services, Inc. and its affiliates in favor of Wells Fargo Bank, National Association. (22)
10.58	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TSE-PEO, Inc. (23)
10.59	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TS Employment, Inc. (24)
Account Purchase Agreement dated as of November 2, 2010, between Wells Fargo Bank, National Association and Corporate Resource Development Inc. (25)
21.1	Subsidiaries of Corporate Resource Services, Inc. (filed herewith)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.
**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.

Footnote 1
Incorporated by reference to similarly numbered Exhibit filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 2	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 2.1 to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 4	Incorporated by reference to Exhibit 2.1 to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 5	Incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 6	Incorporated by reference to similarly numbered Exhibit to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 9	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on April 15, 2008.

Footnote 10	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 11	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 12	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 17, 2009.

Footnote 13	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 19, 2009.

Footnote 14	Incorporated by reference to Exhibit 10.1 of the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 15	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 5, 2010.

Footnote 16	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 12, 2010.

Footnote 17	Incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 18	Incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 19	Incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 20	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 21	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 22	Incorporated by reference to Exhibit 10.3 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 23	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 24	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 25	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on November 5, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

ACCOUNTABILITIES, INC.

By:	/s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer (Principal Executive and Principal Financial Officer)

Date: January 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Schecter	Chief Executive Officer and Director	January 11, 2011
Jay H. Schecter	(Principal Executive Officer and Principal Financial Officer)

/s/ John Messina	President, Treasurer and Director	January 11, 2011
John Messina

/s/ Norman Goldstein	Director	January 11, 2011
Norman Goldstein

/s/ Robert Cassera	Director	January 11, 2011
Robert Cassera

/s/ Joseph Cassera	Director	January 11, 2011
Joseph Cassera

INDEX TO FINANCIAL STATEMENTS

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Corporate Resource Services, Inc.

We have audited the accompanying consolidated balance sheets of Corporate Resource Services, Inc. and Subsidiaries (the “Company”), as of September 30, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.     We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Resource Services, Inc. and subsidiaries as of September 30, 2010 and 2009 and the results of their operations and their cash flows  for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
January 10, 2010

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS

Current assets
Cash	$254,000	$30,000
Accounts receivable	269,000	1,123,000
Due from financial institution, net of allowance for charge backs
of $468,000 and $200,000, respectively	1,556,000	379,000
Unbilled receivables	2,767,000	1,122,000
Prepaid expenses	169,000	373,000
Total current assets	5,015,000	3,027,000

Property and equipment, net	1,078,000	503,000
Other assets	567,000	57,000
Intangible assets, net	2,946,000	1,260,000
Goodwill	3,623,000	4,243,000

Total assets	$13,229,000	$9,090,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$3,968,000	$3,491,000
Accrued wages and related obligations - due to related party	3,340,000	1,868,000
Current portion of long-term debt	1,478,000	777,000
Current portion of related party long-term debt	1,009,000	811,000
Due to related party	1,994,000	805,000
Total current liabilities	11,789,000	7,752,000

Long-term debt, net of current portion	1,000,000	593,000
Deferred rent	97,000	-
Related party long-term debt, net of current portion	-	580,000

Total liabilities	12,886,000	8,925,000

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 95,000,000 shares authorized;
42,186,000 and 23,689,000 shares issued; 37,929,000 and 23,689,000
shares outstanding, respectively	4,000	3,000
Additional paid-in capital	6,134,000	3,396,000
Accumulated deficit	(5,795,000)	(3,234,000)
Total stockholders’ equity	343,000	165,000

Total liabilities and stockholders’ equity	$13,229,000	$9,090,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,	September 30,
	2010	2009

Revenue	$120,891,000	$63,744,000

Direct cost of producing revenues	18,338,000	5,740,000
Direct cost of producing revenues purchased from related parties	80,658,000	49,665,000

Gross profit	21,895,000	8,339,000

Selling, general and administrative expenses *	6,796,000	4,102,000
Selling, general and administrative expenses - related parties	14,685,000	4,020,000
Depreciation and amortization	756,000	460,000
Other (income)	(556,000)	-

Income (Loss) from continuing operations	214,000	(243,000)

Lease termination expense	-	477,000
Interest expense	661,000	464,000
Loss on impairment of fixed assets	-	95,000
Acquisition expenses	691,000	-
Loss on debt extinguishments – Related Party	1,423,000	-

Net loss from continuing operations	(2,561,000)	(1,279,000)

Income from discontinued operations	-	14,000

Net loss	$(2,561,000)	$(1,265,000)

Net loss per share from continuing operations:
Basic and diluted	$(0.08)	$(0.05)

Net loss per share from discontinued operations:
Basic and diluted	$-	$-

Total net loss per share:
Basic and diluted	$(0.08)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	32,286,000	24,229,000

* Includes $129,000 and $161,000 for the fiscal years ended September 30, 2010 and 2009, respectively in non-cash charges for stock-based compensation.

The accompanying notes are an integral part of these financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(2,561,000)	$(1,265,000)
Less: net income from discontinued operations	-	14,000
Net loss from continuing operations	(2,561,000)	(1,279,000)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	756,000	459,000
Bad debt expense	555,000	211,000
Stock-based compensation	129,000	161,000
Loss on impairment of fixed assets	-	95,000
Loss on debt extinguishments	1,423,000	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(791,000)	113,000
Due from financial institution	(1,732,000)	(193,000)
Prepaid expenses	204,000	(50,000)
Due to/from related party	1,188,000	138,000
Other assets	(510,000)	(39,000)
Accounts payable and accrued liabilities – related parties	1,472,000	(27,000)
Accounts payable and accrued liabilities – third parties	606,000	841,000
Deferred rent	97,000	-

Net cash provided by operating activities-continuing operations	836,000	430,000
Net cash (used in) provided by operating activities- discontinued operations	(17,000)	14,000

Net cash provided by operating activities	819,000	444,000

Cash flows from investing activities:
Purchase of property and equipment	(17,000)	(11,000)

Net cash used in investing activities	(17,000)	(11,000)

Cash flows from financing activities:
Principal payments on long-term debt	(578,000)	(83,000)
Principal payments on long-term debt – related parties	-	(313,000)
Payments on Insurance Overload Services, Inc. credit facilities	-	(76,000)
Net cash (used in) provided by financing activities-continuing operations	(578,000)	(472,000)

Change in cash	224,000	(39,000)

Cash at beginning of period	30,000	69,000

Cash at end of period	$254,000	$30,000

The accompanying notes are an integral part of these financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances as of September 30, 2008	23,792,000	$2,000	$3,236,000	$(1,969,000)	$1,269,000

Forfeitures of restricted stock grants	(103,000)
Stock-based compensation expense			161,000		161,000
Issuance of unregistered common stock for
Tri-Overload acquisition	8,590,000	1,000	(1,000)		-
Net loss for the year ended September 30, 2009				(1,265,000)	(1,265,000)

Balances as of September 30, 2009	32,279,000	3,000	3,396,000	(3,234,000)	165,000

Stock based compensation expense			129,000		129,000
Note conversion to unregistered common stock	2,333,000	-	1,143,000	-	1,143,000
Issuance of unregistered common stock for
assumption of note - related party	3,667,000	1,000	1,466,000	-	1,467,000
Issuance of unregistered shares as collateral	4,257,000	-	-	-	-
Forfeiture of restricted stock grants	(350,000)	-	-	-	-
Net loss for the year ended September 30, 2010				(2,561,000)	(2,561,000)

Balances as of September 30, 2010	42,186,000	$4,000	$6,134,000	$(5,795,000)	$343,000

The accompanying notes are an integral part of these financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and its Business

The Company

Corporate Resource Services, Inc., a Delaware corporation (the “Company”), was formed on December 15, 2009 for the purpose of acting as a holding company with operating subsidiaries in the staffing business and other related businesses.  On February 23, 2010, the Company completed a holding company reorganization, pursuant to which Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was the Company’s parent company, became a wholly-owned subsidiary of the Company.

As a result of the reorganization, the former holders of Accountabilities common stock became owners of shares of the Company’s common stock, par value $0.0001 per share, and each restricted share of Accountabilities’ common stock issued and outstanding under the Accountabilities, Inc. Equity Incentive Plan immediately prior to the effective time of the reorganization was automatically converted into a similarly restricted share of the Company’s common stock. The equity capitalization and consolidated assets, liabilities and stockholders’ equity of the Company immediately following the reorganization remained the same as the equity capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., in each case including its consolidated subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), formed on March 23, 2010 as a wholly-owned subsidiary of the Company, and Insurance Overload Services, Inc., formed on July 22, 2010 as a wholly-owned subsidiary of the Company, unless otherwise indicated or the context otherwise requires.

On August 27, 2010, we closed our acquisition of Tri-Overload Staffing Inc. (“Tri-Overload”) pursuant to a merger between a wholly-owned subsidiary of the Company and such entity.  The consideration for the acquisition consisted of an aggregate of 8,589,637 shares of our common stock to TS Staffing Corp. (“TS Staffing”), an entity wholly-owned by Robert Cassera, a director of the Company. Mr. Cassera owns Tri-State Employment Services, Inc. (“Tri-State”), which together with TS Staffing and their affiliated persons is the beneficial owner of approximately 74.3% of the Company’s outstanding shares of common stock, including the shares issued to TS Staffing in connection with the Company’s acquisition of Tri-Overload. Based on these facts, the Company and Tri-Overload were deemed under the common control of Tri-State. As the entities were deemed under common control, the acquisition was recorded using the pooling-of-interest method and the financial information for all periods presented reflects the financial statements of the combined companies in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for business combinations for entities under common control. All amounts have been restated as if this transaction occurred on July 20, 2009, the date that TS Staffing acquired Tri-Overload. See also Note 3.

Nature of Operations

Through its three wholly-owned subsidiaries, Accountabilities, CRD and Insurance Overload Services, Inc., (“Insurance Overload”), the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing.  The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  The Company conducts all of its business in the United States through its New York City headquarters and the operation of 43 staffing and recruiting offices.

Discontinued Operations

In addition to its light industrial and clerical service offerings the Company had historically provided professional accounting and finance consulting and staffing services through both its CPA Partner on Premise Program and directly to clients.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the Company discontinued its CPA Partner on Premise Program service offering, which provided finance and accounting staffing and recruiting services through sales and marketing agreements with regional public accounting firms.  As a result, the CPA Partner on Premise Program is classified as discontinued operations for all periods presented in the accompanying financial statements.  Also, during the first quarter of 2010, in an effort to focus management’s efforts more directly on the Company’s core business, as well as use the Company’s capital more directly on the Company’s light industrial and administrative service offerings, the Company discontinued its Direct Professional Accounting Service Offerings, which were the Company’s remaining accounting and finance operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services.  Permanent placement revenue, which generated 2.5% of total revenue in fiscal 2010 and 1.6% of total revenue in fiscal 2009, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Cash

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered.  Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivables and reserve trends and other pertinent information.  If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.  The Company sells its accounts receivable under a sale agreement, as described in a later note to these financial statements.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and Fixtures	3 years
Office Equipment	3 years
Computer Equipment	5 years
Software	3 years
Leasehold Improvements	Term of lease

Assessments of whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.   A loss on impairment of fixed assets of $95,000 was recorded during the fourth quarter of fiscal 2009 to reflect the abandonment of the leasehold improvements due to the relocation of the Company’s corporate headquarters.

Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  The Company performed its latest annual impairment analysis as of June 30, 2010 and will continue to test for impairment annually.  No impairment was indicated as of June 30, 2010.  Other intangible assets with finite lives are subject to amortization, and are tested for impairment when events and circumstances indicate that an asset or asset group might be impaired.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per Share Information

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period calculated using the treasury-stock method. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect since any potential additional common shares would reduce the reported loss per share.  The dilutive effect of common stock that may be issued as compensation is reflected in the calculation to the extent that any exercise price and compensation for future services is less than the market value of the shares.  The weighted average number of shares for 2010 and 2009 does not include the anti-dilutive effect of common stock equivalents representing warrants, convertible debt and the effect of non-vested shares as summarized below.

	2010	2009

Warrants	166,000	166,000
Convertible debt	250,000	522,000
Non-vested shares	297,000	973,000

	713,000	1,661,000

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that the future tax benefits from some portion of the deferred tax assets will not be realized.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur.  Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.  These requirements became effective for annual financial statements beginning after December 15, 2008 and the Company adopted them as of January 1, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

Reclassification

Certain prior period amounts were reclassified to conform to the current year presentation.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions

GT Systems, Inc. Acquisition

On April 5, 2010 the Company, through its wholly-owned subsidiary, CRD, acquired certain of the operations of GT Systems, Inc. and its operating affiliates (“GT Systems”), for $3,000,000 (the “GT Purchase Price”) of which $750,000 was paid at the closing with the balance payable in installments of $250,000 per quarter for one year, and thereafter, 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price has not been paid, then any remaining balance is due and payable by CRD at that time. CRD’s obligation to make the required payments is guaranteed by the Company, and is secured by a pledge of 4,257,332 shares of the Company’s common stock to the payee.  These shares are not treated as outstanding for these financial statements, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Annual Report on Form I0-K.  Tri-State is also a guarantor of CRD’s obligation to pay the GT Purchase Price.

The following table presents the allocation of the purchase price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195,000
Sales representative network	2,055,000
PP&E	750,000
Total Purchase Price	$3,000,000

In addition, CRD has entered into a three year consulting agreement with GT Systems’ former owner for his assistance with the administration of the business and maintenance of customer and client relationships. Compensation to be paid under the agreement includes an annual payment of $200,000, 0.4% of the gross sale of each pay period, and an additional 0.6% of the annual gross sales in excess of $80,000,000 on an annual basis. The Company has incurred $281,681 of consulting expenses from April 5, 2010 to September 30, 2010, which is reflected in selling general and administrative expenses on the Statements of Operations.

As a result of the acquisition, the Company earned $556,000, which has been reported as other income. This income consists of fees earned pursuant to a services agreement with an affiliate of GT Systems which expired in June 2010, and amounts earned under a Service and Collections agreement with the seller, whereby the Company provides services to assist the seller in collecting the outstanding receivables of GT Systems prior to its acquisition.

The Company also incurred $482,000 in acquisitions-related costs, which include a finder's fee of $52,000, legal fees of $360,000 and accounting fees of $70,000.

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of GT Systems on October 1, 2009:

	Included in the Financial Statements Presented CRD's Acquisition of Certain Systems Assets of GT Systems April 5, 2010 - September 30, 2010	Supplemental Pro forma Consolidated October 1, 2009 - September 30, 2010

Revenue	$36,456,000	$156,955,000

Net (loss) income from continuing operations	$(321,000)	$196,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tri-Overload Staffing Acquisition

On August 27, 2010, the Company acquired Tri-Overload through a merger of Tri-Overload into a wholly-owned subsidiary of the Company.  The Company issued 8,589,637 shares of its common stock, with a fair value of $6,200,000, as consideration for the acquisition of Tri-Overload.  Tri-Overload operates an insurance-specific staffing business in major cities throughout the United States.  Tri-Overload furnishes temporary personnel and makes direct hire placements in both the property/casualty/worker's compensation insurance industry and the health insurance industry.

Prior to the Company’s acquisition of Tri-Overload, it was purchased on July 20, 2009 by TS Staffing, an entity wholly-owned by Robert Cassera, a director of the Company.  Mr. Cassera owns Tri-State, which together with its affiliates is the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock, including the shares issued to TS Staffing, Inc., the seller of Tri-Overload, in connection with the Company's acquisition of such entity.  Because the Company and Tri-Overload were both controlled by Tri-State and its affiliates the acquisition was recorded using the pooling-of-interest method as required under GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on July 20, 2009.

The Company incurred $209,000 in acquisition related costs, which include $41,000 of legal fees, accounting fees of $153,000 and $15,000 for a fairness opinion.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A condensed combined summary of operations for the years ended September 30, 2010 and 2009 and condensed combined balance sheets as of September 30, 2010 and 2009 are presented below.

	For the year ended September 30, 2010
	Corporate	Tri-
	Resource	Overload
	Services	Staffing Inc	Combined

Total Revenues	$94,014,000	$26,877,000	$120,891,000

Direct Cost of Services	78,371,000	20,625,000	98,996,000

Gross Profit	15,643,000	6,252,000	21,895,000

Operating Expenses	16,440,000	5,241,000	21,681,000

(Loss) income from operations	(797,000)	1,011,000	214,000

Interest and other expenses	2,435,000	340,000	2,775,000

Net (loss) income - continuing operations	$(3,232,000)	$671,000	$(2,561,000)

Net (loss) income	$(3,232,000)	$671,000	$(2,561,000)

Basic and diluted loss per common share - continuing operations	$(0.10)		$(0.08)

Total net loss per share	$(0.10)		$(0.08)

Weighted average basic and diluted common shares outstanding	32,286,000		32,286,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended September 30, 2009
	Corporate	Tri-
	Resource	Overload
	Services	Staffing Inc	Combined

Total Revenues	$57,923,000	$5,821,000	$63,744,000

Direct Cost of Services	50,451,000	4,954,000	55,405,000

Gross Profit	7,472,000	867,000	8,339,000

Operating Expenses	7,813,000	741,000	8,554,000

(Loss) income from operations	(341,000)	126,000	(215,000)

Interest and other expenses	524,000	512,000	1,036,000

Net loss - continuing operations	$(865,000)	$(386,000)	$(1,251,000)

Net loss	$(879,000)	$(386,000)	$(1,265,000)

Basic and diluted loss per common share - continuing operations	$(.04)		$(.05)

Total net loss per share	$(.04)		$(.05)

Weighted average basic and diluted common shares outstanding	22,511,000		24,253,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary balance sheet at September 30, 2010:

	Corporate Resource Services	Tri-Overload Staffing Inc.	Combined

Current assets	$3,971,000	$1,044,000	$5,015,000

Total assets	$10,377,000	$2,852,000	$13,229,000

Current liabilities	$9,222,000	$2,567,000	$11,789,000

Long-term debt	$1,097,000	$-	$1,097,000

Stockholders’ equity	$58,000	$285,000	$343,000

The following is a summary balance sheet at September 30, 2009:

	Corporate Resource Services	Tri-Overload Staffing Inc.	Combined

Current assets	$2,292,000	$735,000	$3,027,000

Total assets	$6,344,000	$2,746,000	$9,090,000

Current liabilities	$5,024,000	$2,728,000	$7,752,000

Long-term debt	$770,000	$403,000	$1,173,000

Stockholders’ equity (deficit)	$551,000	$(386,000)	$165,000

ReStaff Services, Inc. Offices Acquisition

On February 26, 2007, the Company acquired the operations, including three offices, of ReStaff Services, Inc. (“ReStaff”), for a total original purchase price of $4,710,000.  Under the terms of the asset purchase agreement and accompanying notes, outstanding debt issued by the Company as consideration for the purchase of ReStaff is subject to reduction if ReStaff’s net income for the year ending December 31, 2006 was less than $1,350,000, or if net income in subsequent years was less than $1,000,000.  On February 28, 2008, the Company completed an analysis of ReStaff’s results and consequently reduced the outstanding indebtedness to the former owner of ReStaff by $1,398,000, through the exchange of two notes with outstanding principal balances totaling $3,090,000 and related accrued interest of $158,000, for two new notes totaling $1,800,000 and 250,000 shares of stock with a fair value of $50,000.  The two new notes, issued February 28, 2008, included a $1,700,000 note bearing an annual interest rate of 6% and payable in equal monthly installments of $39,925 through May 2012, and a $100,000 note due March 2009 and bearing an annual interest rate of 6% payable.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2010, the Company recognized a third reduction in the outstanding indebtedness to the former owner of ReStaff as a consequence of the acquired operations generating less than $1,000,000 in net income in the calendar year 2009.  The total reduction in debt equaled $620,000.  With the former owner disputing the reduction, the Company reduced the indebtedness while keeping the same interest rate. On February 22, 2010, TSE agreed to assume the Company’s obligation by making the series of payments totaling $545,000 to the former owner of ReStaff.

These debt reductions were considered an adjustment of the purchase price and the Company recorded an adjustment to reduce the goodwill acquired in the acquisition.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of the acquisition after giving consideration to the subsequent purchase price adjustments discussed above:

Property and equipment	$5,000
Non-competition agreement	81,000
Accounts receivable	200,000
Customer lists and relationships	1,199,000
Goodwill	885,000
Total assets acquired	2,370,000
Accrued liabilities	(62,000)
Total purchase price	$2,308,000

Customer lists and relationships, and the non-competition agreement are being amortized over weighted average useful lives of seven years and three years, respectively.  For the year ended September 30, 2010 amortization of $165,000 and $11,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.  For the year ended September 30, 2009, amortization of $165,000 and $27,000 has been recognized related to the customer lists and relationships and the non-competition agreement, respectively.

4.	Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at September 30, 2010 and 2009:

	As of September 30, 2010			As of September 30, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 years)	$4,318,000	$1,467,000	$2,851,000	$2,068,000	$919,000	$1,149,000
Non-competition agreements (3 years)	111,000	111,000	-	111,000	100,000	11,000
Trade Name (20 years)	101,000	6,000	95,000	101,000	1,000	100,000
Total	$4,530,000	$1,584,000	$2,946,000	$2,280,000	$1,020,000	$1,260,000

Goodwill (indefinite life)	$3,623,000		$3,623,000	$4,243,000		$4,243,000

The Company recorded amortization expense for the years ended September 30, 2010, and 2009 of $566,000 and $324,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ending September 30, 2011, 2012, 2013, 2014 and 2015 is $544,000, $446,000, $403,000, $288,000, and $220,000 respectively.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously discussed, the Company has recorded adjustments to goodwill and debt related to the ReStaff acquisition as a consequence of the acquired operations generating less than $1,000,000 in net income in the calendar year 2008.  The resulting roll-forward of goodwill to reflect the ReStaff adjustments and the Tri-Overload acquisition are as follows:

Goodwill as of September 30, 2008	$3,332,000
Goodwill acquired through Tri-Overload Acquisition	1,296,000
ReStaff purchase price adjustment	(385,000)
Goodwill as of September 30, 2009	4,243,000
Additional ReStaff purchase price adjustment	(620,000)
Goodwill as of September 30, 2010	$3,623,000

5.	Related Parties

Commencing January 2006, TSE-PEO, Inc., (“TSE-PEO”) provides professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”), also commenced providing such services.  Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage.  These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates.  TSE-PEO and TS Employment are affiliates of TSE, which is wholly-owned by Robert Cassera.  The aggregate amount payable to TSE-PEO and TS Employment were $3,340,000 and $1,868,000 as of September 30, 2010 and 2009, respectively.   The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance.  The total amount charged by TSE-PEO and TS Employment  for the years ended September 30, 2010 and 2009 was $95,343,000 and $53,685,000, respectively, which amounts are inclusive of payroll, withholding taxes and workers compensation costs. Each of TSE-PEO and TS Employment charges the Company its current market rate that it charges its other customers.

The Company also received advances from, and owes other amounts to TSE totaling $1,261,000, which is included in due to related party on the accompanying Balance Sheet, along with $47,000 due a former officer of the Company for compensation related to the discontinued accounting operations.  In addition to working capital advances there is $686,000 of net open balances for intercompany transactions.

6.	Property and Equipment

At September 30, 2010 and 2009 property and equipment consisted of the following:

	September 30,	September 30,
	2010	2009

Furniture and fixtures	$1,291,000	$162,000
Office equipment	39,000	417,000
Computer equipment	177,000	177,000
Software	5,000	5,000
Leasehold improvements	22,000	8,000
	1,534,000	769,000
Less accumulated depreciation and amortization	456,000	266,000
	$1,078,000	$503,000

The Company recorded depreciation and amortization expense for the years ended September 30, 2010 and 2009 of $190,000 and $131,000, respectively.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Long-Term Debt

Long-term debt at September 30, 2010 and 2009 is summarized as follows:

	September 30,	September 30,
	2010	2009

Long-term debt
16.25% subordinated note (i)	$-	$102,000
3% convertible subordinated note (ii)	-	408,000
18% unsecured note (iii)		80,000
CRD Acquisition (v)	2,000,000	-
Long term capitalized lease obligation (iv)		4,000
Tri-Overload Acquisition (xi)	427,000	726,000
Other debt	50,000	50,000
Total	2,478,000	1,370,000
Less current maturities	1,478,000	777,000

Non-current portion	$1,000,000	$593,000

Related party long-term debt
13% unsecured demand note (vi)	$104,000	$104,000
18% unsecured convertible note (vii)	100,000	100,000
CRD Acquisition (x)	750,000	-
Demand loans (viii)	55,000	131,000
6% unsecured note (ix)	-	1,056,000
Total	1,009,000	1,391,000
Less current maturities	1,009,000	811,000
Non-current portion	$-	$580,000

Total long-term debt	3,487,000	2,761,000
Less current maturities	2,487,000	1,588,000
Total non-current portion	$1,000,000	$1,173,000

(i)            A $175,000 subordinated note was issued March 31, 2006, originally due January 30, 2007, with an annual interest rate of 8% with principal and interest payable in equal monthly installments of $18,150.  The note is secured by office equipment and other fixed assets.  Due to the failure to make timely payments under the terms of the note, the holder declaring the note in technical default, began assessing interest at a higher rate and imposed late charges.  The holder later entered into forbearance agreements with the Company under which defaults were waived and forbearance granted.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

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

(iii)           An $80,000 unsecured non-interest bearing note was issued March 31, 2006, and was originally due June 29, 2006.  Due to the Company’s failure to make timely payments under the terms of the note, on April 1, 2007, the holder declared the note in technical default and began charging interest at a rate of 18% per annum.  The holder entered into forbearance agreements with the Company under which the defaults were waived and forbearance granted.  On December 29, 2009, the obligations under this note were transferred by the holder to TSE and then settled in full in exchange for shares of the Company’s common stock, as further described below.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(v)           In connection with the acquisition of certain assets of GT Systems for $3,000,000, consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments.  This balance is to be paid  at $250,000 per quarter for one year, and thereafter 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013.  If, on April 5, 2013, the full purchase price has not been paid, then any remaining balance is due and payable by CRD at that time.  This debt is secured by 4,257,000 shares of the Company’s common stock being held in escrow.

(vi)          An unsecured demand note was issued March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal amount of $150,000 and bearing annual interest at 8%.  The Company has entered into various forbearance agreements, under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively grant forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  The Company received a demand for payment of outstanding principal and interest under the note in November 2010.

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

(viii)        Demand Loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company.  The amounts are not subject to interest and are classified as short-term loans and are due and payable upon demand by the shareholders.  The Company received a demand for payment of outstanding principal under this demand loan in November 2010.

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

On February 22, 2010, TSE agreed to assume the obligation to make the series of payments totaling $545,000 to the former owner of ReStaff from the Company.  In exchange for the assumption of this payment obligation and TSE’s lead in negotiating the disputed amount, the Company agreed to issue 3,666,667 shares of its common stock.  The Company recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of the Company’s common stock on the date of the exchange, which was $0.40.  A special committee of independent director of the Company approved the above exchange.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(x)            In connection with the acquisition of certain assets of GT System, TSE made the initial payment of $750,000 on behalf of the Company.  Payment of this amount to TSE is due on demand, with no interest due.  It is classified as short term debt.

(xi)           In connection with the acquisition of Tri-Overload on August 27, 2010, the Company assumed a $400,000 note payable to the party that had previously sold Tri-Overload to TS Staffing on July 20, 2009.  The note bears interest at 6% per annum. Monthly principal and interest payments of $34,427 commence on October 1, 2010 until maturity of the note on September 1, 2011. The note is guaranteed by a related party.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described in (iv), (vii), (viii), and (x) above.  Management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources due to the often pre-existing knowledge of our business and prospects possessed by the related party, and the lack of agent or broker compensation, which is often deducted from gross proceeds that would be available to the Company.  Management anticipates the Company will continue to seek other sources of funding, including through the issuance of related party debt.

The aggregate amounts of long-term debt maturing after September 30, 2010 are as follows:

2011	$2,487,000
2012	773,000
2013	227,000
2014	-
2015	-
$3,487,000

The Company has estimated its debt repayments under the GT Systems acquisition agreement based on estimated future revenues.  The $773,000 in payments represents 0.75% of such revenue.  The remaining debt balance of $227,000 is to be paid in 2013.

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations.  As of September 30, 2010 current liabilities exceeded current assets by $6,774,000.  Additionally, subsequent to September 30, 2010, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities including obtaining further forbearance agreements or favorable restructuring of its debt, issuing unregistered common stock in exchange for debt, and seeking additional reductions in operating expenditures and increases in operating efficiencies.

8.	Stock-Based Compensation

In September 2007, the Company’s Board of Directors adopted the Accountabilities Equity Incentive Plan (“the Plan”).  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock were authorized for issuance under the Plan, and as of September 30, 2010 grants with respect to 1,488,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards.  Restricted stock award vesting is determined on an individual grant basis.  Of the shares granted, 500,000 vest over five years and 85,000 vest over three years.

Effective October 22, 2009, the Company's Board of Directors terminated the Plan, underwhich, there will be no further stock grants.  However, any unvested stock grants outstanding at the time of the Plan's termination, will continue to vest in accordance with the terms of the Plan.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested shares and the changes during the years ended September 30, 2010 and 2009 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2008	1,624,000	$0.31
Vested	(567,000)	$0.31
Forfeited	(84,000)	$0.25
Nonvested at September 30, 2009	973,000	$0.31
Vested	(326,000)	$0.32
Forfeited	(350,000)	$0.30
Nonvested at September 30, 2010	297,000	$0.33

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  For shares vesting immediately, compensation expense is recognized on the date of grant.  Fair value is determined at a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations.  The shares granted during the 2008 and 2007 fiscal years had weighted-average grant date fair values of $0.30 and $0.34, respectively representing discounts of 35% from market price for both years.

For the years ended September 30, 2010 and 2009, compensation expense relating to restricted stock awards was $129,000 and $161,000, respectively.  As of September 30, 2010, there was $98,000 of total unrecognized compensation cost.  That cost is expected to be recognized as an expense over a weighted-average period of 9 years. The total fair value on the vesting date of the shares that vested during the year ended September 30, 2010 was $103,000.

9.	Concentrations of Credit Risk

The Company maintains cash accounts with stable, high credit quality financial institutions.  At times, such accounts are in excess of federally insured limits.  To date, the Company has not experienced any losses in such accounts and management believes that the risk of loss is negligible.  Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts  receivable.  However, concentrations of credit risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas.  The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses.  To reduce credit risk, the Company performs credit checks on certain customers.  No single customer accounted for more than 10% of revenue for the years ended September 30, 2010 or 2009.

10.	Sales of Receivables

The Company’s subsidiaries have entered into trade account receivable purchase agreements with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $28,000,000, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo.  As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables.  As of September 30, 2010 and 2009, trade receivables of $19,831,000 and $7,746,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $1,556,000 and $380,000, respectively.  Sales of account receivables amounted to approximately $119,822,000 and $66,401,000 for the years ended September 30, 2010 and 2009, respectively.  Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%.  Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  Under the terms of the CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection.  The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.  Under the terms of Accountabilities’ agreement, additional over advance amounts are occasionally extended to it at the election of the financial institution.  The outstanding over advance amounted to $0 and $203,000 as of September 30, 2010 and 2009.  Interest expense charged under the trade account receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $600,000 and $223,000 for the years ended September 30, 2010 and 2009.  The risk the Company’s subsidiaries bear from bad debt losses on trade receivables sold is retained by them, and receivables sold for the years ended September 30, 2010 and 2009 do not include $136,000 and $188,000, respectively, of receivables sold, but charged back by the financial institution because they were 90 days past due.  The Company addresses the risk of loss on subsidiaries’ trade receivables in its allowance which totaled $685,000 and $200,000 as of September 30, 2010 and 2009.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tri-State Employment Services and Robert Cassera, which together with affiliated entities and persons own approximately 74.3% of the company’s outstanding shares of common stock, have guaranteed our obligations to Wells Fargo.

CRD had previously entered into certain trade account purchase agreements to sells its receivables to TSE on a full recourse basis.  This arrangement was intended to be temporary and subject to the Company obtaining its own direct arrangement with a financing source. TSE had obtained the funds necessary from its lender on comparable terms, and passed through its financing costs to the Company without markup.   TSE had advanced 90% of the assigned receivables’ value upon sale, and 10% upon final collection, and were subject to certain offsets, with interest charged at 2.5% plus prime.  For the years ended September 30, 2010 and 2009, the total amount financed with TSE was $33,194,000 and $0, respectively. At September 30, 2010 and 2009, there were no amounts sold and outstanding under this arrangement.

11.	Income Taxes

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	September 30,	September 30,
	2010	2009

Deferred tax assets:
Net operating losses	$1,759,000	$832,000
Accounts receivable	189,000	-
Restricted stock	52,000	39,000
Goodwill, customer lists and relationships and non-compete and solicit agreements	174,000	-

Valuation allowance	(2,174,000)	(798,000)
	-	73,000
Deferred tax liabilities:
Goodwill, customer lists and relationships and non-compete and solicit agreements	-	(73,000)

	$-	$-

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

Concluding that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2010 and 2009.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Date of Inception the Company has accumulated U.S. Federal and state net operating loss carryforwards of approximately $4,398,000 that expire at various dates through 2030.

The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended
	September 30,	September 30,
	2010	2009

U.S. Federal statutory rate	(34.0)%	(35.0)%
State income taxes, net of federal benefit	(6.0)%	(5.0)%
Stock based compensation valuation	6.7%	6.7%
Change in valuation allowance	33.3%	33.3%
Effective tax rate	0.0%	0.0%

12.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	September 30,	September 30,
	2010	2009

Cash paid for interest	$608,000	$381,000
Non- cash investing and financing activities:
ReStaff Acquisition purchase price adjustment and debt reduction	-	385,000
Debt converted to unregistered common stock at fair value	2,520,000	-
Stock-based compensation	129,000	161,000
Shares issued for IOS acquisition at fair value	6,200,000	-
Assets acquired for issuance of debt - CRD	3,000,000	-
Assets acquired for issuance of debt - IOS	-	1,410,000

13.	Commitments and Contingencies

Unremitted Payroll Taxes Related to Humana Businesses

Prior to the holding company reorganization Accountabilities was notified by the IRS and certain state taxing authorities that a business which was operated though the Accountabilities Corporation had ceased operations at the end of 2004 and had accumulated liabilities for unremitted payroll taxes for calendar year 2004.  Consequently we have recorded a liability of $700,000 representing the amount management believes will ultimately be payable for this liability based upon our knowledge of current events and circumstances.  This amount is included in accounts payable and accrued liabilities in the accompanying financial statements.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

At September 30, 2010 and 2009, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017.   Future minimum rental commitments under operating leases are as follows:

Years Ending September 30:	Operating Leases

2011	$1,513,000
2012	1,322,000
2013	1,395,000
2014	1,409,000
2015	739,000
Thereafter	96,000
$6,474,000

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

14.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were filed.  The following are material subsequent events:

On December 14, 2010, the Company's newly formed wholly-owned subsidiary Integrated Consulting Group, Inc. (“ICG Inc.”) acquired a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the closing date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $380,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $646,000 for certain taxes owed by ICG Seller on the closing date, and (iv) payment of approximately $171,000 (subject to final confirmation, reconciliation and adjustments) to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the closing date, which amount is to be paid in installments commencing in January 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its four members, which agreement is described in the following paragraph.

In connection with the consummation of the acquisition, and as a condition to its closing, ICG Inc. entered into several material agreements, each dated December 14, 2010.  ICG Inc. entered into an Amended and Restated Commission Agreement (the “Commission Agreement”) with Rosenthal and the four members of ICG Seller.  Pursuant to the Commission Agreement, ICG Inc. is obligated to pay to Rosenthal 3% of net sales of ICG Inc. for the next two years, and 2% of net sales for the three-year period thereafter.

ICG Inc. also entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Eric Goldstein, pursuant to which, Mr. Goldstein has agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010 in exchange for the payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two -year period commencing December 14, 2010.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally CRD entered into an Amended and Restated Consulting Agreement (the “Consulting Agreement”) with Mr. Goldstein, pursuant to which Mr. Goldstein will receive annual compensation in the amount of $200,000, periodic sales-based compensation in the amount of 0.4% of gross sales of CRD, and annual sales-based compensation in the amount of 0.6% in the amount if any, that gross sales of CRD exceeds $80 million during the twelve-month period commencing March 24, 2010, and the subsequent twelve-month period thereafter.  This agreement commenced on March 24, 2010, the date of the original agreement, and ends on April 5, 2013, subject to earlier termination in accordance with its terms.

Each of ICG Inc.’s payment obligations under the Commission Agreement and the Non-Competition Agreement, and CRD’s payment obligations under the Consulting Agreement, are guaranteed by Tri-State, which, together with persons and entities affiliated with it, owns approximately 74.3% of the outstanding shares of common stock of the Company.

ICG Inc. also entered into a Loan and Security Agreement (the “Financing Agreement”) with North Mill Capital LLC (the “North Mill”).  Under the Financing Agreement, a term loan was made at closing to ICG Inc. in the amount of $120,000, which amount is required to be repaid by ICG Inc. in four consecutive monthly installments of $30,000 commencing in January 2011, and a two year $4.2 million revolving credit facility, with a 1 year renewal option, was made available to ICG Inc., provided that borrowings under the revolving credit facility are in North Mill’s discretion and are limited to the lesser of $4.2 million and the amount that is 85% of ICG Inc.’s eligible accounts receivables, as defined.  Each of the term loan and the revolving credit facility are secured by substantially all of ICG Inc.’s assets.  Amounts outstanding under the Financing Agreement that are less than or equal to $3,500,000 shall bear interest at prime plus 7% but not less than 10.25%, and for all outstanding amounts exceeding $3,500,000, the interest rate shall be prime plus 8.50%.

The Financing Agreement requires payment of an annual facility fee in the amount of $73,000, payable in ten equal annual monthly installments, the first of which was paid on December 14, 2010.  The Financing Agreement also provides for an early termination fee in the amount of 3% of the advance limit if terminated prior to the first anniversary, and 2% of the advance limit if terminated after the first anniversary and prior to the second anniversary. The Company made a capital contribution of $200,000 to ICG Inc. in connection with the closing of the Financing Agreement.

The Financing Agreement contains customary covenants for an agreement of this type, including prohibitions on extraordinary transactions and disposals of assets by ICG Inc., guarantying third party obligations, prepaying third party indebtedness, and a limitation on the Company’s capital expenditures.  The Financing Agreement also contains customary events of default for a transaction of this type, including if the Company shall cease to be the sole shareholder of ICG Inc. Upon the occurrence of an event of default, North Mill may declare all amounts outstanding under the Financing Agreement due and payable, and among other things, sell the collateral.  The initial term of the agreement is from December 14, 2010 through December 14, 2012, and for one year thereafter if ICG Inc. shall request such extension and North Mill agrees to it.  The Financing Agreement may also be terminated earlier in accordance with its terms.

Robert Cassera, the beneficial owner of approximately 71.6% of the Company’s outstanding shares of common stock, and a director of the Company, entered into an Individual Guaranty in favor of North Mill pursuant to which Mr. Cassera granted North Mill a full and unconditional guaranty of payment of all of the obligations under the Financing by ICG Inc.

On November 22, 2010, NGA, Inc. provided the Company with notice that it desired to convert $40,000 in outstanding interest under the $100,000 convertible promissory note issued to it by the Company on January 31, 2008.  Pursuant to the terms of the note, the Company issued 100,000 unregistered shares of common stock to NGA, Inc., at the conversion price of $0.40 per share.   NGA, Inc. is owned by our director, Norman Goldstein.  This issuance is exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 10, 2011, the Company and its wholly-owned subsidiary Diamond Staffing Services, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TS Staffing, Tri-Diamond Staffing, Inc, a wholly-owned subsidiary of TS Staffing (“Tri-Diamond”), and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond (“Diamond Staffing”).  Pursuant to the terms and conditions of the Merger Agreement, the Company will acquire Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Surviving Company”).

At the effective time of the Merger, Tri-Diamond’s shares of common stock will be cancelled.  In exchange for the cancellation of such shares, the Merger Agreement provides that the Company will pay a purchase price of $25,000,000, which will be paid by the issuance of 29,411,765 shares of the Company’s common stock.  The number of shares to be issued to TS Staffing is based upon a negotiated $0.85 price per share for the Company's common stock that was determined using historical market prices.

The Merger Agreement contains a purchase price adjustment, pursuant to which, TS Staffing will pay to the Surviving Company the amount of net income, if any, earned by Tri-Diamond between January 1, 2010 and the date of consummation of the Merger.  Additionally, if the net working capital of Tri-Diamond is below zero at the effective time of the Merger, then TS Staffing shall repay to the Company an amount equal to such deficit.  Finally, the Merger Agreement provides that immediately prior to the consummation of the transactions contemplated thereby, Tri-Diamond shall declare a dividend to TS Staffing in an amount equal to collected reserve under Tri-Diamond’s accounts receivable sales agreement immediately prior to the effective time of the Merger, provided that such dividend amount shall not exceed $2,700,000.  Such dividend will be paid by the Surviving Company to TS Staffing in monthly installments following the consummation of the transactions contemplated by the Merger Agreement.

Consummation of the Merger is subject to customary closing conditions, including that Tri-Diamond shall have received a release for liability for any indebtedness owed to the lender under Tri-Diamond’s accounts receivable sales agreement, and that the Merger Sub shall have entered into an acceptable financing arrangement.  Under certain circumstances, the Company or Tri-Diamond may terminate the Merger Agreement.

TS Staffing is an affiliate of Tri-State and is wholly-owned by Robert Cassera, a director of the Company.  Tri-State, together with its affiliated entities (including TS Staffing) and persons, is the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock.