Form 10-Q
period 2010-12-31
Corporate Resource Services, Inc.
filed 2011-02-16
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of Common Stock, $.0001 par value, outstanding as of February 9, 2011 was 67,441,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I – FINANCIAL INFORMATION

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash	$395,000	$254,000
Accounts receivable – less allowance for doubtful accounts of $1,669,000 and $473,000, respectively	4,838,000	269,000
Due from financial institution, net of allowance for chargebacks of $730,000 and $468,000, respectively	1,342,000	1,556,000
Unbilled receivables	2,507,000	2,767,000
Prepaid expenses	179,000	169,000
Total current assets	9,261,000	5,015,000

Property and equipment, net	1,091,000	1,078,000
Other assets	719,000	567,000
Intangible assets, net	6,354,000	2,946,000
Goodwill	4,939,000	3,623,000

Total assets	$22,364,000	$13,229,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,121,000	$3,968,000
Accrued wages and related obligations–due to related party	2,754,000	3,340,000
Borrowings under revolving credit facility	3,059,000	–
Current portion of long-term debt	2,298,000	1,478,000
Current portion of related party long-term debt	1,009,000	1,009,000
Due to related party	2,382,000	1,994,000
Total current liabilities	17,623,000	11,789,000

Long term debt, net of current portion	3,990,000	1,000,000
Deferred Rent	108,000	97,000
Total liabilities	21,721,000	12,886,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 95,000,000 shares authorized; 42,286,000 and 42,186,000 shares issued and 38,029,000 and 37,929,000 outstanding as of December 31, 2010 and September 30, 2010, respectively	4,000	4,000
Additional paid-in capital	6,202,000	6,134,000
Accumulated deficit	(5,563,000)	(5,795,000)
Total stockholders’ equity	643,000	343,000

Total liabilities and stockholders’ equity	$22,364,000	$13,229,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2010	December 31, 2009

Revenues	$44,864,000	$20,696,000

Direct cost of producing revenues	365,000	77,000
Direct cost of producing revenues purchased from related parties	35,362,000	17,633,000

Gross profit	9,137,000	2,986,000

Selling, general and administrative expenses (including stock-based compensation of $28,000 and $40,000, respectively)	2,041,000	2,192,000
Selling, general and administrative expenses - related parties	5,939,000	694,000
Depreciation and amortization	256,000	142,000
Other (income)	(40,000)	–

Income (loss) from operations	941,000	(42,000)

Interest expense	334,000	136,000
Acquisition expenses	375,000	–
Loss on debt extinguishments	–	501,000

Net income (loss) available to common stockholders	$232,000	$(679,000)

Net income (loss) per common share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	37,971,000	31,357,000
Diluted	38,274,000	31,357,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of September 30, 2010	42,186,000	$4,000	$6,134,000	$(5,795,000)	$343,000

Conversion of outstanding interest to unregistered common shares	100,000		40,000		40,000
Stock-based compensation expense			28,000		28,000
Net income for the three months ended December 31, 2010				232,000	232,000

Balances as of December 31, 2010	42,286,000	$4,000	$6,202,000	$(5,563,000)	$643,000

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$232,000	$(679.000)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	256,000	142,000
Stock-based compensation	28,000	40,000
Bad debt expense	257,000	70,000
Loss on debt extinguishments	–	501,000
Adjustment to deferred rent	11,000	–

Changes in operating assets and liabilities:
Trade accounts receivable including unbilled receivables	171,000	1,186,000
Due from financial institution	214,000	(151,000)
Prepaid expenses	(10,000)	165,000
Other assets	(152,000)	2,000
Accounts payable and accrued liabilities	1,460,000	329,000
Accrued wages and related obligations – due to related party	(1,897,000)	(1,372,000)
Net cash provided by operating activities	570,000	233,000

Cash flows from investing activities:
Purchase of property and equipment	(4,000)	(16,000)
Acquisition of assets	(50,000)	–
Net cash used in investing activities	(54,000)	(16,000)

Cash flows from financing activities:
Principal payments on long-term debt	(678,000)	(4,000)
Advances from related party–net	188,000	(166,000)
Borrowings (payments) on credit facilities–net	115,000	(75,000)
Net cash used in financing activities	(375,000)	(245,000)

Net increase (decrease) in cash	141,000	(28,000)

Cash at the beginning of period	254,000	63,000

Cash at the end of period	$395,000	$35,000

See accompanying notes to condensed consolidated financial statements.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of the Company and its Business

Holding Company Reorganization

Corporate Resource Services, Inc. (the “Company”) was formed on December 15, 2009 for the purpose of acting as a holding company with operating subsidiaries in the staffing business and other related businesses.  On February 23, 2010, we completed a holding company reorganization, pursuant to which Accountabilities, Inc., a Delaware corporation (“Accountabilities”), which immediately prior to the reorganization was our parent company, became a wholly-owned subsidiary of our Company.

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

References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., in each case including its consolidated subsidiaries (unless indicated or context otherwise requires):

•	Accountabilities;

•
Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company formed on March 23, 2010.  On April 5, 2010, CRD acquired, through a private foreclosure sale, certain assets of GT Systems, Inc. and its operating affiliates (“GT Systems”) related to the temporary and permanent placement of employees.  See also Note 3 to the Condensed Consolidated Financial Statements;

•
Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary was formed on July 22, 2010.  On August 27, 2010, pursuant to a merger, Insurance Overload closed its acquisition of Tri-Overload Staffing, Inc. (“Tri-Overload”), renamed Insurance Overload as part of the acquisition. Prior to the Company’s acquisition of Tri-Overload, it was purchased on July 20, 2009 by TS Staffing Corp. (“TS Staffing”), an entity wholly-owned by Robert Cassera, a director of the Company.  Mr. Cassera owns Tri-State Employment Services, Inc. (“Tri-State” or “TSE”), which together with its affiliated entities and persons was the beneficial owner of approximately 74.3% of the Company's outstanding shares of common stock at December 31, 2010, including the shares issued to TS Staffing, the seller of Tri-Overload, in connection with the Company's acquisition of such entity.  Because the Company and Tri-Overload were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“U.S. GAAP”) for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on July 20, 2009.  See also Note 3 to the Condensed Consolidated Financial Statements; and,

•
 Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary formed on October 18, 2010 acquired, through a public foreclosure sale, certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 related to the temporary placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).   See also Note 3 to the Condensed Consolidated Financial Statements.

Nature of Operations

Through its four wholly-owned subsidiaries, Accountabilities, CRD, Insurance Overload and ICG Inc., the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing.  The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  The Company conducts all of its business in the United States through its New York City headquarters and the operation of 53 staffing and recruiting offices.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services.  Permanent placement revenue, which generated 3.7% and 0.3% of total revenue in the three months ended December 31, 2010 and 2009, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Per Share Information

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS per share reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings.  Such potential additional common stock is included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common stock would reduce the reported loss per share and therefore have an anti-dilutive effect.  The weighted-average number of common shares outstanding does not include the anti-dilutive effect of approximately 1,052,000 common stock equivalent shares for the three months ended December 31, 2009, representing warrants, convertible debt and non-vested shares.

The following table sets forth the computation of basic and diluted per share information:

	For the Three Months Ended December 31,
	2010	2009
Numerator:
Net income (loss)	$232,000	$(679,000)

Denominator:
Weighted-average shares of common stock outstanding	37,971,000	31,357,000
Dilutive effect of stock warrants, convertible debt and restricted stock	303,000	–
Weighted-average shares of common stock outstanding, assuming dilution	38,274,000	31,357,000

Net income (loss) per share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its four wholly owned subsidiaries, Accountabilities, CRD, Insurance Overload and ICG, Inc. All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Information

The condensed consolidated financial information as of and for the three months ended December 31, 2010 and 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods.  The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading in any material respect.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year.  These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on January 11, 2011.  Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform to the current period’s presentation.

3.           Acquisitions

GT Systems, Inc. and Affiliated Companies

On April 5, 2010 the Company, through its wholly-owned subsidiary, CRD, acquired, through a private foreclosure sale, certain assets of GT Systems for $3,000,000 (the “Purchase Price”) of which $750,000 was paid at the closing with the balance payable in installments of $250,000 per quarter for one year, and thereafter, 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the Purchase Price has not been paid, then any remaining balance is due and payable by CRD at that time. CRD’s obligation to make the required payments is guaranteed by the Company, and is secured by a pledge of 4,257,332 shares of the Company’s common stock to the payee.  These shares are not treated as outstanding for these financial statements, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q.  Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the allocation of the Purchase Price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195,000
Sales representative network	2,055,000
Property, plant and equipment	750,000
Total Purchase Price	$3,000,000

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

The Company also incurred $482,000 in acquisitions-related costs, which include a finder's fee of $52,000, legal fees of $360,000 and accounting fees of $70,000 in the third quarter of fiscal year 2010.

Tri-Overload Staffing, Inc.

On August 27, 2010, the Company acquired Tri-Overload from TS Staffing through a merger of Tri-Overload into a wholly-owned subsidiary of the Company.  The purchase price for Tri-Overload was $6,200,000, which was paid through the issuance of 8,589,637 shares of the Company’s common stock to a related party.  The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.  Tri-Overload operates an insurance-specific staffing business in major cities throughout the United States.  Tri-Overload furnishes temporary personnel and makes direct hire placements in both the property/casualty/worker's compensation insurance industry and the health insurance industry.

 The Company incurred $209,000 in acquisition related costs, which include $41,000 of legal fees, accounting fees of $153,000 and $15,000 for a fairness opinion in the fourth quarter of fiscal year 2010.

A condensed combined summary of operations for the three months ended December 31, 2009 is presented below:

	Three Months Ended December 31, 2009
	Corporate Resource Services, Inc.	Tri- Overload Staffing, Inc.	Combined

Revenues	$14,114,000	$6,582,000	$20,696,000

Direct cost of producing revenues	12,687,000	5,023,000	17,710,000

Gross profit	1,427,000	1,559,000	2,986,000

Operating expenses	1,945,000	1,083,000	3,028,000

Income (loss) from operations	(518,000)	476,000	(42,000)

Interest and other expenses	597,000	40,000	637,000

Net income (loss)	$(1,115,000)	$436,000	$(679,000)

Basic and diluted loss per common share	$(0.05)		$(0.02)

Weighted average shares outstanding – basic and diluted	22,767,000		31,357,000

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Integrated Consulting Group

On December 14, 2010 (the “Closing Date”), ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments commencing in January 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller, Eric Goldstein, pursuant to which, Mr. Goldstein agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date.  ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by TSE.

The following table presents the allocation of purchase consideration for the ICG acquisition, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Net working capital	$2,693,000
Property, plant and equipment	71,000
Backlog	278,000
Sales representative network	3,324,000
Goodwill	1,316,000
Total Purchase Price	$7,682,000

To date, the Company has also incurred $375,000 in acquisitions-related costs, which includes legal fees of $328,000 and accounting fees of $47,000 during the first quarter of fiscal year 2011.

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010 – December 31, 2010	Supplemental Pro forma Consolidated October 1, 2010 – December 31, 2010

Revenue	$1,599,000	$7,936,000

Net loss	$(451,000)	$(768,0000)

4.           Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2010			As of September 30, 2010
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer lists and relationships (7 to 10 years)	$4,318,000	$1,626,000	$2,692,000	$4,318,000	$1,467,000	$2,851,000
Sales representative network (10 years)	3,324,000	10,000	3,314,000	–	–	–
Backlog (6 months)	278,000	23,000	255,000	–	–	–
Non-competition agreements (3 years)	111,000	111,000	–	111,000	111,000	–
Trade name (20 years)	101,000	8,000	93,000	101,000	6,000	95,000
Total	$8,132,000	$1,778,000	$6,354,000	$4,530,000	$1,584,000	$2,946,000

Goodwill (indefinite life)	$4,939,000		$4,939,000	$3,623,000		$3,623,000

The Company recorded amortization expense for the three months ended December 31, 2010 and 2009 of $194,000 and $63,000, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining nine months of fiscal 2011 is $985,000 and for the fiscal years ending September 30, 2012, 2013, 2014, 2015 and 2016 is $847,000, $679,000, $554,000, $554,000 and $554,000, respectively.  On December 14, 2010, the Company, through its wholly-owned subsidiary, ICG Inc., completed the ICG Acquisition and, in conjunction therewith, acquired $1,316,000 of goodwill.

5.           Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. (see Note 7(ii)),  have entered into trade account receivable purchase agreements with Wells Fargo Business Credit operating division of Wells Fargo Bank, National Association (“Wells Fargo”).  Under the agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $28,000,000, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo.  As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables.  As of December 31, and September 30, 2010, trade receivables of $19,265,000 and $19,831,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $1,342,000 and $1,556,000, respectively.   Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%.  Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection.  The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.   Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $295,000 and $101,000, restated to include $40,000 for Insurance Overload, for the three months ended December 31, 2010 and 2009, respectively.

Tri-State and Robert Cassera, which together with affiliated entities and persons owned approximately 74.3% of the company’s outstanding shares of common stock as of December 31, 2010, have guaranteed our obligations to Wells Fargo.

6.           Related Parties

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Commencing January 2006, TSE-PEO, Inc. (“TSE-PEO”) began providing professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”), also commenced providing such services.  Professional employer services rendered include payroll services, benefits and workers compensation insurance coverage.  These arrangements allow us to reduce certain insurance risks and costs and obtain employee benefits at more advantageous rates.  TSE-PEO and TS Employment are affiliates of Tri-State, which is wholly-owned by Robert Cassera.  The aggregate amount payable to TSE-PEO and TS Employment were $2,754,000 and $3,340,000 as of December 31, and September 30, 2010, respectively.   The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance.  The total amount charged by TSE-PEO and TS Employment for the quarters ended December 31, 2010 and 2009 was $41,301,000 and $18,327,000, respectively, which amounts are inclusive of payroll, withholding taxes and workers compensation costs. The charges from the quarter ended December 31, 2009 includes $5,717,000 incurred by Tri-Overload.  Each of TSE-PEO and TS Employment charges the Company its current market rate that it charges its other customers. The Company also received advances from, and owes other amounts to TSE totaling $2,382,000.

7.           Long-Term Debt

Long-term debt at December 31, and September 30, 2010 is summarized as follows:

	December 31,	September 30,
	2010	2010
Long-term debt:
ICG Inc. acquisition (i)	$4,368,000	$–
ICG Inc. revolving credit facility and term loan (ii)	3,179,000	–
CRD acquisition (iii)	1,750,000	2,000,000
Tri-Overload acquisition (iv)	–	428,000
Other debt	50,000	50,000
Total	9,347,000	2,478,000
Less current maturities	5,357,000	1,478,000
Non-current portion	3,990,000	1,000,000

Related party long-term debt:
CRD acquisition (v)	750,000	750,000
13% unsecured demand note (vi)	104,000	104,000
18% unsecured convertible note (vii)	100,000	100,000
Demand loans (viii)	55,000	55,000
Total	1,009,000	1,009,000
Less current maturities	1,009,000	1,009,000
Non-current portion	–	–

Total long-term debt	10,356,000	3,487,000
Less current maturities	6,366,000	2,487,000
Total non-current portion	$3,990,000	$1,000,000

(i) In connection with the ICG Acquisition, consummated on December 14, 2010, the Company is obligated to pay an estimated $4,368,000 which includes an agreement to pay$183,000 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments commencing in January, 2011 and continuing through July 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller.  The Company estimates the value of these payments to be $4,185,000, approximately $945,000 of which is estimated to be payable by December 31, 2011.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(ii) ICG Inc. entered into a Loan and Security Agreement (the “Financing Agreement”) with North Mill Capital, LLC  (“North Mill”).  Under the Financing Agreement, a term loan was made at closing to ICG Inc. in the amount of $120,000, which amount is required to be repaid by ICG Inc. in four consecutive monthly installments of $30,000 commencing in January 2011.  Also, a two year $4.2 million revolving credit facility, with a one year renewal option, was made available to ICG Inc., provided that borrowings under the revolving credit facility are at North Mill’s discretion and are limited to the lesser of $4.2 million and the amount that is 85% of ICG Inc.’s eligible accounts receivables.  The Financing Agreement defines eligible receivables as accounts which are acceptable to North Mill and meet certain eligibility standards which North Mill may revise from time to time.  Accounts which will generally not be eligible under such standards include, among others, accounts that are 90 days past its invoice date, accounts owed by any account debtor that has failed to pay 25% or more of its aggregate accounts within 90 days of the invoice date, related party accounts and accounts where the debtor has filed for bankruptcy.  Each of the term loan and the revolving credit facility are secured by substantially all of ICG Inc.’s assets.   Amounts outstanding under the Financing Agreement that are less than or equal to $3,500,000 shall bear interest at prime plus 7.00% but not less than 10.25% and for all outstanding amounts exceeding $3,500,000, the interest rate shall be prime plus 8.50%.

 (iii)             In connection with the acquisition of certain assets of GT Systems for $3,000,000, consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments.  This balance is to be paid  at $250,000 per quarter for one year, and thereafter 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013.  If, on April 5, 2013, the full purchase price of $3,000,000  has not been paid, then any remaining balance is due and payable by CRD at that time.  This debt is secured by 4,257,000 shares of the Company’s common stock being held in escrow.

(iv)           In connection with the acquisition of Tri-Overload on August 27, 2010, the Company assumed a $400,000 note payable to the party that had previously sold Tri-Overload to TS Staffing on July 20, 2009.  The note was satisfied through payment to vendors on the lender’s behalf.

(v)            In connection with the acquisition of certain assets of GT Systems, TSE made the initial payment of $750,000 on behalf of the Company.  Payment of this amount to TSE is due on demand, with no interest due.  This amount is classified as short term debt.

 (vi)          An unsecured demand note was issued March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal amount of $150,000 and bearing annual interest at 8%.  The Company has entered into various forbearance agreements, under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively grant forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum.  On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009.  The Company received a demand for payment of outstanding principal and interest under the note in November 2010.  Management is contesting the amounts due under this obligation.

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

 (viii)        Demand Loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company.  The amounts are not subject to interest and are classified as short-term loans and are due and payable upon demand.  The Company received a demand for payment of outstanding principal under this demand loan in November 2010.  Management is contesting the amounts due under this obligation.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs, such as the debt described above.  Management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources and the lack of agent or broker compensation often deducted from gross proceeds available to the Company.  Management anticipates the Company will continue to have significant working capital requirements to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, the Company will continue to seek other sources of funding, including through the issuance of related party debt.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations.  As of December 31, 2010 current liabilities exceeded current assets by $8,362,000.  Additionally, subsequent to September 30, 2010, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities including seeking additional reductions in operating expenditures and increases in operating efficiencies.

8.           Stock-Based Compensation

In September 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”).  Under the terms of the reorganization discussed above, the Company has assumed the Plan and any agreement thereunder pursuant to which restricted stock awards of Accountabilities’ common stock were granted.  The Plan provides for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company.  A total of 2,000,000 shares of common stock have been reserved for issuance under the Plan, and as of December 31, 2010, grants with respect to 1,488,000 shares had been made.

The Company has 297,000 outstanding non-vested  restricted common stock awards  as of December 31, and September 30, 2010 with a weighted average grant day fair value of $0.33.

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period.  Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) private placement valuations.  For the three months ended December 31, 2010 and 2009, compensation expense relating to restricted stock awards was $28,000 and $40,000, respectively.  As of December 31, 2010, there was $1,000 of total unrecognized compensation cost.  The total fair value of the shares that vested during the three months ended December 31, 2010 was $28,000.

9.           Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	December 31,	December 31,
	2010	2009

Cash paid for:
Interest	$284,000	$104,000
Income Taxes	1,000	28,000
Non-cash investing and financing activities:
Stock based compensation	28,000	40,000
Conversion of accrued interest to unregistered common shares	40,000	–
Assets acquired for issuance of debt –ICG Inc.	7,682,000	–

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Stockholders’ Equity

In connection with the acquisition of certain assets of GT Systems by CRD on April 5, 2010, the Company issued 4,257,000 shares of common stock to the seller as collateral for the debt related to the purchase. These shares are being held in escrow and the Company will repurchase them at $.0001 per share when or as the debt is repaid.

11.           Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Unremitted Payroll Taxes Related to Humana Businesses

Prior to the holding company reorganization Accountabilities was notified by the IRS and certain state taxing authorities that a business which was operated though the Accountabilities corporate entity, which had ceased operations at the end of 2004, had accumulated liabilities for unremitted payroll taxes for calendar year 2004.  Consequently, we have recorded a liability of $700,000 representing the amount management believes may ultimately be payable for this liability based upon our knowledge of current events and circumstances.  This amount is included in accounts payable and accrued liabilities in the accompanying financial statements.  However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Lease Commitments

At December 31, 2010, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017.   Future minimum rental commitments under operating leases are as follows:

Fiscal Years Ending September 30,	Operating Leases
2011	$1,205,000
2012	1,389,000
2013	1,395,000
2014	1,409,000
2015	739,000
Thereafter	96,000
Total	$6,233,000

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 30 days.  These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

12.           Subsequent Events

On January 31, 2011 the Company completed its acquisition of Tri-Diamond Staffing Inc. from an affiliate of Tri-State. Tri-Diamond Staffing, which following the consummation of the acquisition is known as Diamond Staffing Services, Inc., is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses. The purchase price of approximately $25 million was paid through the issuance of 29,411,765 shares of the Company's common stock.  This increase to Tri-State’s share ownership increased Mr. Cassera’s beneficial ownership to approximately 85.7%.

The Company did not have any other material subsequent events from the balance sheet date through the date the financial statements were filed.

 CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains “forward-looking statements”. These statements relate to expectations concerning matters that are not historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, uncertainties and other factors as identified in our annual report on Form 10-K for the fiscal year ended September 30, 2010, and our other reports filed with the Securities and Exchange Commission, or SEC. Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by law, we undertake no obligation to update the forward-looking statements in this filing. References in this filing to the “Company,” “we,” “us,” and “our” refer, for periods prior to February 23, 2010, to Accountabilities, Inc., and, for the periods after February 23, 2010, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

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

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), Insurance Overload Services, Inc. (“Insurance Overload”), Integrated Consulting Group, Inc. (“ICG Inc.”) and Diamond Staffing Services, Inc. we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light clerical and administrative support and insurance related staffing.  We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies.  We conduct all of our business in the United States from our New York City headquarters and the operation of 53 staffing and recruiting offices.

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

We have financed our growth largely through the issuance of debt as well as advances from our principal shareholder and related companies and have incurred negative working capital. As of December 31, 2010, we had negative working capital of $8,362,000, for which the component constituting the current portion of long-term debt was approximately $3,307,000.  In addition, at December 31, 2010, ICG Inc. had borrowings of $2,939,000 outstanding as part of a revolving credit facility (“the Revolving Credit Facility”) with North Mill Capital, LLC (“North Mill”) and  a $120,000  term loan  with North Mill which is required to be repaid by ICG Inc. in four consecutive monthly installments of $30,000 commencing in January 2011.  Borrowings under the Revolving Credit Facility are at North Mill’s discretion and are limited to the lesser of $4.2 million and the amount that is 85% of ICG Inc.’s eligible accounts receivables. The negative working capital also includes liabilities of $2,382,000, which is due and payable to Tri-State Employment Services, Inc. and affiliates (“TSE” or “Tri-State”) for costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Additionally, there is approximately $2.8 million of accrued payroll and related costs for December 2010, which were invoiced by TSE in January 2011, but attributable to December 2010. Total outstanding debt as of December 31, 2010 was $10,356,000, $260,000 of which is past due or due upon demand.  In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several activities, as explained further in “Working Capital” below, to effectively accomplish these objectives.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

On August 27, 2010, we acquired Tri-Overload from TS Staffing Corp. (“TS Staffing”), a related party (the “Tri-Overload Acquisition”).  Tri-Overload was merged into a wholly-owned subsidiary of the Company and its name was changed to Insurance Overload Services, Inc.  TS Staffing is wholly owned by Robert Cassera, who is a director of the Company.  The acquisition was paid through the issuance of 8,589,637 shares of the Company’s common stock.  This stock issuance increased the holdings of our outstanding shares of common stock by Mr. Cassera and TS Staffing, and their affiliated entities and persons, to approximately 74.3% at such time.  Insurance Overload is in the business of providing temporary and permanent employment services principally to the insurance industry.

Tri-Overload was purchased by TS Staffing on July 20, 2009.  Because the Company and TS Staffing and its affiliates are all under common control, the acquisition was recorded using the pooling of interests method as required under United States generally accepted accounting principles.  Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on July 20, 2009.  See Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities related to the temporary and permanent placement of employees, and sold the assets to CRD (the “GT Systems Acquisition”) in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 (the “GT Purchase Price”), which is to be paid in installments over three years.  In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal.  These shares are held in escrow and are subject to a stock repurchase agreement between Rosenthal and us, pursuant to which we have the right to repurchase for a nominal price some or all of such shares as the GT Purchase Price is paid.  These shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of common stock outstanding on the cover page of this Quarterly Report on Form I0-Q.  TSE is also a guarantor of CRD’s obligation to pay the GT Purchase Price.  We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

On December 14, 2010, our newly formed wholly-owned subsidiary ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 (subject to final confirmation, reconciliation and adjustments) to Rosenthal, for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments commencing in January 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its affiliates, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three-year period thereafter.  In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller, Eric Goldstein, pursuant to which, Mr. Goldstein agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.

ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by TSE.
We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

On January 31, 2011, the Company completed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Diamond Staffing Services, Inc. (“Diamond”), Tri-Diamond, TS Staffing, the former sole owner of all of the outstanding shares of Tri-Diamond, and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond.   Pursuant to the terms and conditions of the Merger Agreement dated January 10, 2011, we acquired Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Diamond, with Diamond continuing as the surviving entity.  The acquisition was paid for through the issuance of shares of the Company’s common stock, which was valued at $25 million, or $0.85 per share issued.  The $0.85 price per share utilized was  based upon a negotiated price per share for our common stock that was determined using historical market prices.

TS Staffing is an affiliate of TSE and is wholly-owned by Robert Cassera, a director of the Company.  Following the consummation of the Tri-Diamond acquisition, TSE, together with its affiliated entities (including TS Staffing) and persons, became the beneficial owner of approximately 85.7% of the Company's outstanding shares of common stock.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”).  This ASU amends the Accounting Standards Codification (“ASC”) Topic 350.  ASU 2010-28 clarifies the requirement to test for impairment of goodwill.  ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value.  Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment.  The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted.  The Company cannot determine what effect, if any, the application of the amendments in ASU 2010-28 may have on its financial statements.

Results of Operations`

Three months ended December 31, 2010 compared to three months ended December 31, 2009

The Company’s subsidiaries completed the following acquisitions in calendar year 2010:

•	CRD acquired certain assets of GT Systems, through a private foreclosure sale, on April 5, 2010;
•	Insurance Overload acquired Tri-Overload on August 27, 2010; and,
•	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010

As a result, the results of operations of CRD and ICG Inc. are included in the results of operations for fiscal year 2010 beginning on April 5, and December 14, 2010, respectively.  The acquisition of Insurance Overload has been accounted for as a pooling of interests by a related party, and as a result, the Company’s fiscal year 2009 results of operations were restated to include the results of Tri-Overload commencing on July 20, 2009, the date it was acquired by the related party.

Revenues

For the three months ended December 31, 2010, revenue increased $24,168,000 to $44,864,000 as compared to $20,696,000 for the three months ended December 31, 2009 which was restated to include $6,582,000 in revenue from Insurance Overload. Of the increase in the first fiscal quarter of 2011, $18,560,000 and $1,599,000 was attributable to CRD and ICG Inc., respectively. Revenue at Accountabilities increased by $2,541,000, or 18.0%, to $16,665,000 in the three months ended December 31, 2010, as compared to $14,114,000 in the comparable period of fiscal 2009.  The increase was due to improved economic conditions, particularly new clients in California and Washington state.  Insurance Overload revenues increased from $6,582,000 in the first quarter of fiscal 2010 to $8,050,000 in the first quarter of fiscal 2011, an increase of $1,468,000 or 22.3%.  Insurance Overload’s improvement was also due to more favorable economic conditions as well as positive results from a restructuring of its sales force.

Starting in fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal 2010 from its traditional line of business. However, a portion of the acquired businesses of the former GT Systems and Tri-Overload focus on permanent placement of personnel. The Company recognized approximately $1.6 million in revenue in fiscal 2011 from this business.

Direct cost of producing revenues

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

For the three months ended December 31, 2010, direct cost of services increased $18,017,000 to $35,727,000 as compared to $17,710,000 for the three months ended December 31, 2009, which was restated to include $5,023,000 in direct cost of services from Insurance Overload. Of the increase in the first fiscal quarter of 2011, $13,470,000 and $1,309,000 was attributable to CRD and ICG Inc., respectively. Direct cost of revenues at Accountabilities increased $2,020,000, a 15.9% increase in the direct cost of services to $14,707,000 as compared to $12,687,000 in the first fiscal quarter of 2011.   This increase was primarily due to the 18% increase in revenues described above, partially offset by favorable state unemployment tax rates. Insurance Overload direct costs of producing revenues increased $1,218,000 or 24.2% to $6,241,000 in the three months ended December 31, 2010 from $5,023,000 in the comparable period in 2009.  This increase was primarily due to an increase in the temporary staff downtime accrual for the quarter ended December 31, 2010.

Gross profit

In the quarter ended December 31, 2010, gross profit increased $6,151,000 to $9,137,000 as compared to $2,986,000 in the comparable quarter in 2009, which was restated to include $1,559,000 in gross profit from Insurance Overload. Of the increase for the quarter, $5,090,000 and $290,000 was attributable to CRD and ICG Inc., respectively.  Gross profit at Accountabilities increased $521,000 to $1,948,000 from $1,427,000 in the previous year.  As a percentage of revenues, gross profit for fiscal 2010 increased to 11.7% at Accountabilities, as compared to 10.1% in the prior year due to lower costs on unemployment allocations.  Gross profit at Insurance Overload increased $250,000 to $1,809,000 from $1,559,000 in the previous year.  As a percentage of revenue, gross profit for fiscal first quarter 2011 decreased to 22.5% at Insurance Overload, as compared to 23.7% in the first fiscal quarter of 2010 due to increased temporary staff downtime accruals.

Selling, general and administrative expenses

For the three months ended December 31, 2010, selling, general and administrative expenses increased $5,094,000 to $7,980,000 as compared to $2,886,000 in the same quarter of fiscal year 2010, which was restated to include $1,025,000 in selling, general and administrative expenses from Insurance Overload. Of the increase in the first fiscal quarter of 2011, $5,570,000 and $312,000 was attributable to CRD and ICG Inc., respectively. The remaining decrease at Accountabilities of $53,000 to $1,808,000, as compared to $1,861,000 in the three months ended December 31, 2009.  Selling, general and administrative expenses include non-cash charges for stock based compensation expense of $28,000 for the first quarter of fiscal 2011 compared to $40,000 for the first fiscal quarter of 2010.  The overall decrease at Accountabilities in selling, general and administrative expenses in the current year is attributable to management’s cost control initiatives.  As a percentage of revenue, selling, general and administrative expenses at Accountabilities were 10.9% during the first quarter of fiscal 2011 compared to 13.2% during the same fiscal quarter of fiscal 2010, as revenue increased but expenses were reduced, as described above.  Insurance Overload selling, general and administrative expenses decreased $735,000 from $1,025,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2010 as the Company’s management made the decision to eliminate certain reserves of approximately $600,000 and applied vendor payments against long term debt of approximately $400,000 under a right of setoff.  These benefits were partially offset by increased professional and advertising fees.

Depreciation and amortization

For the three months ended December 31 2010, depreciation and amortization increased $114,000 to $256,000 as compared to $142,000 in the three months ended December 31, 2009, which was restated to include $58,000 in depreciation and amortization from Insurance Overload. Of the increase in the first fiscal quarter of 2011, $127,000 was attributable to CRD, $33,000 was attributable to ICG Inc., with a decreases at Insurance Overload of $35,000 and Accountabilities of $11,000.  The decrease is primarily attributable to certain intangible assets that have been fully amortized.

Other income

For the first fiscal quarter of 2011, other income of $40,000 was attributable to CRD only. This income consists of amounts earned under a Service and Collections agreement with Rosenthal whereby the Company provides services to assist Rosenthal in collecting the outstanding receivables on behalf of the lender and its owner.

Income (loss) from operations

Income from operations increased $983,000 from a loss of ($42,000), restated to include a $476,000 gain at Insurance Overload and its owner, for the three months ended December 31, 2009, to a gain of $941,000 for the three months ended December 31, 2010. Accountabilities improved $585,000 from a loss from operations of ($518,000) in the first quarter of fiscal 2010 to a $67,000 gain in the same quarter in fiscal 2011.   Insurance Overload improved its income from operations by $592,000 for the three months ended December 31, 2010, to $1,496,000.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first quarter of fiscal 2011, interest expense increased $198,000 to $334,000 as compared to $136,000 in fiscal 2010, which was restated to include $40,000 of interest expense from Insurance Overload. Of this increase, $163,000 was attributable to CRD, $37,000 was attributable to Insurance Overload, and $21,000 was attributable to ICG Inc.  Interest expense at Accountabilities declined by $23,000, or 24.0%, to $73,000 for the quarter.  The decrease in interest expense at Accountabilities is attributable to a negotiated reduction in debt with a note holder of approximately $550,000, and the assumption of approximately $1,200,000 of debt by TSE in exchange for 6,000,000 shares of our common stock in the first two quarters of fiscal year 2010.  In addition, substantial efforts were made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

For the three months ended December 31, 2010 acquisitions related expense was $375,000 due to the ICG Inc. acquisition on December 14, 2010. These expenses consisted primarily of legal and accounting fees.

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

Net income (loss)

The factors described above resulted in net income from operations of $232,000 for the three months ended December 31, 2010 as compared to a loss from operations of ($679,000) in the comparable period in fiscal 2010, restated to include a gain of $436,000 from Insurance Overload in the three months ended December 31, 2009. Included in net income were losses of ($730,000) and ($451,000), which were attributable to CRD and ICG Inc. respectively, with a remaining loss from Accountabilities of ($6,000) as compared to a loss of ($1,115,000) for the same period in the prior year.  Insurance Overload income improved by $983,000 to $1,419,000.

Liquidity and Capital Resources

Cash Flows

We have historically relied on cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection, loans from related parties and proceeds from sales of our common stock to satisfy our working capital requirements and to fund acquisitions.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions.  To the extent that funds are not available to meet our operating needs, we may have to further seek additional reductions in operating expenditures and/or  increases in operating efficiencies.

At December 31, 2010, cash was $395,000, an increase of $141,000 from $254,000 as of September 30, 2010.

Net cash flows provided by operating activities during the three months ended December 31, 2010, were $570,000 as compared to cash generated from operations of $233,000 during the same period of the prior year.  This increase of $337,000 reflects net income of $232,000 during the three months ended December 31, 2010, which after adding back non-cash expenses amounts to $784,000. The remaining decrease of $214,000 was principally due to a decrease in net payables.

Net cash used in investing activities during the three months ended December 31, 2010, increased $38,000 to $54,000 from $16,000 during the same period of the prior year, which is due to a $50,000 investment in the acquisition of ICG Inc.

Net cash used in financing activities during the three months ended December, 2010, increased by $130,000 to ($375,000) from ($245,000) during the same period of the prior year.  This increase was primarily due to principal payments on long-term debt of $678,000, net of net cash received from TSE and net borrowings from credit facilities.

Working Capital

As of December 31, 2010, we had negative working capital of ($8,362,000), for which the component constituting the current portion of long-term debt was $6,366,000 with $1,009,000 due to related parties. Within the current portion of long-term debt $260,000 is past due or due upon demand as explained further below.  Of the negative working capital, $2,093,000 is due and payable to TSE relating to costs charged by TSE for professional employment organization services provided by TSE to us, which arise and are paid in the ordinary course of business, normally on a weekly basis.  Total outstanding debt as of December 31, 2010 was $10,356,000.  The working capital deficit of $8,362,000 as of December 31, 2010 represents an increase in the deficit of $1,588,000 as compared to a working capital deficit of $6,774,000 as of September 30, 2010.

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

e)
On March 24, 2010, CRD entered into a foreclosure and asset purchase agreement to acquire a portion of the assets of GT Systems, Inc., a staffing company, and certain of its affiliates, collectively referred to as the GT Entities, through a private sale by Rosenthal & Rosenthal, Inc., or Rosenthal.  The transaction closed on April 5, 2010.  Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities, related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 in cash, or the Purchase Price.  In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, on April 5, 2010 the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal.  These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between Rosenthal and us, pursuant to which we have the right to repurchase some or all of such shares as the Purchase Price is paid.   These shares are not treated as outstanding for these financial statements, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q.  Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

f)
On May 3, 2010, CRD entered into an account purchase agreement with TSE.  Under the terms of the account purchase agreement, CRD sold its receivables to TSE.  The maximum amount of trade receivables was $45,000,000, for which TSE would advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets.  The risk CRD bore from bad debt losses on trade receivables sold was retained by CRD, and receivables sold which became greater than 90 days old could be charged back to CRD by TSE.  This agreement was terminated on November 2, 2010 and replaced by an account purchase agreement with Wells Fargo.  See Note 5 of Condensed Consolidated Financial Statements.

g)
In connection with our acquisition of CRD, on April 5, 2010, TSE provided the initial down payment of $750,000. In addition, TSE has made the first installment payments of $250,000 due in July and CRD made the payment due in October 2010.

h)	In connection with the ICG Acquisition, TSE provided ICG Seller $250,000 prior to the close of the acquisition on December 14, 2010.

i)	TSE has provided further financial accommodations to us by allowing us to delay from time to time amounts due to TSE under our professional services arrangement with TSE’s affiliates.

j)
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

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through December 31, 2011.

The Company’s subsidiaries, other than ICG, Inc. (see Note 7(ii) of the Condensed Consolidated Financial Statements),  have entered into trade account receivable purchase agreements with Wells Fargo Business Credit operating division of Wells Fargo Bank, National Association (“Wells Fargo”).  Under the agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $28,000,000, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo.  As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables.  As of December 31, and September 30, 2010, trade receivables of $19,265,000 and $19,831,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $1,342,000 and $1,556,000, respectively.   Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%.  Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection.  Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.  Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $295,000 and $101,000, restated to include $40,000 for Insurance Overload, for the three months ended December 31, 2010 and 2009, respectively.

Sales of Common Stock

On November 22, 2010, NGA, Inc., which is owned by Norman Goldstein, one of our directors, provided us with notice that it desired to convert $40,000 in accrued interest under a $100,000 convertible promissory note issued to it by the Company on January 31, 2008 into the Company’s common shares.  Pursuant to the terms of the note, we issued 100,000 unregistered shares of common stock to NGA, Inc., at the conversion price of $0.40 per share, as provided for in the promissory note.   This issuance is exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.

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

Stock-Based Compensation.  We calculate stock-based compensation expense using the fair value method required by GAAP  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service periods.

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

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors.  Due to this, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010.  We are in the process of remediating the material weaknesses identified in our assessment by defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.  We are however in the process of remediating the material weaknesses identified in our assessment as of our fiscal year end September 30, 2010.

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

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 1A.	Risk Factors

There has been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 22, 2010, NGA, Inc., which is owned by Norman Goldstein, one of our directors, provided us with notice that it desired to convert $40,000 in accrued interest under a $100,000 convertible promissory note issued to it by the Company on January 31, 2008 into the Company’s common shares.  Pursuant to the terms of the note, we issued 100,000 unregistered shares of common stock to NGA, Inc., at the conversion price of $0.40 per share, as provided for in the promissory note.   This issuance is exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description
2.1
Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein

2.2
Amendment No. 1, dated as of December 7, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein

2.3
Amendment No. 2, dated as of December 13, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein

2.4
Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.

2.5
Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.

10.1	ICG Participation Agreement, dated as of November 9, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc.

10.2
Amended and Restated Commission Agreement, dated December 14, 2010, by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc.

10.3	Amended and Restated Consulting Agreement, dated December 14, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein

10.4+	Non-Competition Agreement, dated as of December 14, 2010, by and among Integrated Consulting Group, Inc. and Eric Goldstein

10.5	Loan and Security Agreement, dated as of December 14, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc.

10.6
Account Purchase Agreement, dated November 2, 2010, by and between Wells Fargo Bank, National Association and Corporate Resource Development, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on November 5, 2010)

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

Corporate Resource Services, Inc.

Date: February 16, 2011	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive and Financial and Accounting Officer)