Form 10-Q
period 2011-03-31
Corporate Resource Services, Inc.
filed 2011-05-23
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May 16, 2011 was 67,297,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands except per share data)

	March 31, 2011	September 30, 2010
	(unaudited)	(restated)

ASSETS

Current assets:
Cash	$975	$254
Accounts receivable – less allowance for doubtful accounts of $2,382 and $723, respectively	5,085	1,379
Due from financial institution	2,169	2,547
Unbilled receivables	7,351	6,849
Prepaid expenses	209	217
Total current assets	15,789	11,246

Property and equipment, net	1,043	1,078
Other assets	692	567
Intangible assets, net	9,154	6,086
Goodwill	7,559	6,243

Total assets	$34,237	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,262	$5,918
Accrued wages and related obligations–due to related party	7,805	7,766
Dividend payable to a related party	987	–
Borrowings under revolving credit facility	1,928	–
Current portion of long-term debt	2,887	1,478
Current portion of related party long-term debt	1,009	1,009
Due to related party	6,434	5,096
Total current liabilities	26,312	21,267

Long term debt, net of current portion	3,543	1,000
Deferred Rent	108	97
Total liabilities	29,963	22,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 95,000 shares authorized; 71,554 and 71,598 shares issued and 67,297 and 67,341 outstanding as of March 31, 2011 and September 30, 2010, respectively	7	7
Additional paid-in capital	10,647	7,407
Accumulated deficit	(6,380)	(4,558)
Total stockholders’ equity	4,274	2,856

Total liabilities and stockholders’ equity	$34,237	$25,220

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenues	$76,712	$39,656	$155,712	$80,578

Direct cost of producing revenues	297	119	763	274
Direct cost of producing revenues purchased from related parties	64,218	33,707	129,568	68,285

Gross profit	12,197	5,830	25,381	12,019

Selling, general and administrative expenses (including stock-based compensation of $969 and $35 for the three months ended March 31, 2011 and 2010, respectively, and $997 and $75 for the six months ended March 31, 2011 and 2010, respectively)	5,941	3,011	10,002	6,759
Selling, general and administrative expenses - related parties	6,466	2,510	14,486	4,921
Depreciation and amortization	793	360	1,262	818
Other (income)	–	–	(40)	–

Loss from operations	(1,003)	(51)	(329)	(479)

Interest expense	454	197	960	551
Acquisition expenses	158	–	533	–
Loss on debt extinguishments	–	922	–	1,423

Net loss available to common stockholders	$(1,615)	$(1,170)	$(1,822)	$(2,453)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	67,369	64,727	67,376	62,748
Diluted	67,369	64,727	67,376	62,748

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited, amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balances as of September 30, 2010	71,598	$7	$7,407	$(4,558)	$2,856

Conversion of outstanding interest to unregistered common shares	100		40		40
Capital contribution			3,190		3,190
Dividends payable to a related party			(987)		(987)
Outstanding shares cancelled	(144)				–
Stock-based compensation expense			997		997
Net loss for the six months ended March 31, 2011				(1,822)	(1,822)

Balances as of March 31, 2011	71,554	$7	$10,647	$(6,380)	$4,274

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, amounts in thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,822)	$(2,453)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,262	818
Amortization of deferred financing costs	10	–
Stock-based compensation	997	75
Bad debt expense	607	160
Loss on debt extinguishments	–	1,423
Adjustment to deferred rent	11	–

Changes in operating assets and liabilities:
Trade accounts receivable including unbilled receivables	(78)	(419)
Due from financial institution	378	(338)
Prepaid expenses	8	141
Other assets	(53)	9
Accounts payable and accrued liabilities	(1,774)	(135)
Accrued wages and related obligations – due to related party	(1,272)	705
Net cash used in operating activities	(1,726)	(14)

Cash flows from investing activities:
Purchase of property and equipment	(24)	(16)
Acquisition of assets	(50)	–
Net cash used in investing activities	(74)	(16)

Cash flows from financing activities:
Principal payments on long-term debt	(1,137)	(772)
Advances from related party–net	4,753	969
Payments on credit facilities–net	(1,251)	(176)
Short term borrowings	74	–
Deferred financing costs	82	–
Net cash provided by financing activities	2,521	21

Net increase (decrease) in cash	721	(9)

Cash at the beginning of period	254	90

Cash at the end of period	$975	$81

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)
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

References in these Notes to Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities;

●
Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company formed on March 23, 2010. On April 5, 2010, CRD acquired, through a private foreclosure sale, certain assets of GT Systems, Inc. and its operating affiliates (“GT Systems”) related to the temporary and permanent placement of employees. See also Note 3 to the Condensed Consolidated Financial Statements;

●
Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary was formed on July 22, 2010. On August 27, 2010, pursuant to a merger, Insurance Overload closed its acquisition of Tri-Overload Staffing, Inc. (“Tri-Overload”), which was renamed Insurance Overload as part of the acquisition (the “Tri-Overload Acquisition”).  Tri-Overload was purchased prior to the Tri-Overload Acquisition on July 20, 2009 by TS Staffing Corp. (“TS Staffing”), an entity wholly-owned by Robert Cassera, a director of the Company. Mr. Cassera also owns Tri-State Employment Services, Inc. (“Tri-State”), which together with its affiliated entities and persons was the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock at March 31, 2011. Because the Company and Tri-Overload were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“U.S. GAAP”) for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on July 20, 2009. See also Note 3 to the Condensed Consolidated Financial Statements;

●
Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary formed on October 18, 2010, acquired through a public foreclosure sale certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 related to the temporary placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Condensed Consolidated Financial Statements; and

●
Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary was formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the Tri-Diamond Acquisition”).  Tri-Diamond was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by TS Staffing.  As described above, Mr. Cassera is the sole owner of TS Staffing and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock at March 31, 2011.  Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009. See also Note 3 to the Condensed Consolidated Financial Statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

Nature of Operations

Through its five wholly-owned subsidiaries, Accountabilities, CRD, Insurance Overload, ICG Inc. and Diamond Staffing, the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of 71 staffing and recruiting offices.

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 1.6% and 1.8% of total revenue for the three and six months ended March 31, 2011, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Net Loss per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss).  Such potential additional common stock is included in the computation of diluted earnings per share.  Diluted loss per share is not computed because any potential additional common stock would reduce the reported loss per share and therefore have an anti-dilutive effect.  The weighted-average number of common shares outstanding does not include the anti-dilutive effect of approximately 1,251 common stock equivalent shares for the three and six months ended March 31, 2011, and 592 common stock equivalent shares for the three and six months ended March 31, 2010, representing warrants, convertible debt, non-vested shares, shares which have vested but not been issued and restricted stock units (see Note 8).

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries, Accountabilities, CRD, Insurance Overload, ICG, Inc. and Diamond Staffing.  All significant intercompany transactions have been eliminated in consolidation.

Interim Financial Information

The condensed consolidated financial information as of and for the three months and six months ended March 31, 2011 and 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading in any material respect.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

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

3.           Acquisitions

GT Systems, Inc. and Affiliated Companies

On April 5, 2010 the Company, through its wholly-owned subsidiary, CRD, acquired, through a private foreclosure sale, certain assets of GT Systems for $3,000 (the “Purchase Price”) of which $750 was paid at the closing with the balance payable in four quarterly installments of $250 and thereafter, 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the Purchase Price has not been fully paid, then any remaining balance is due and payable by CRD at that time. CRD’s obligation to make the required payments is guaranteed by the Company, and is secured by a pledge of 4,257 shares of the Company’s common stock to the payee. These shares are not treated as outstanding for these financial statements, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q. Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

The following table presents the allocation of the Purchase Price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195
Sales representative network	2,055
Property, plant and equipment	750
Total Purchase Price	$3,000

In addition, CRD has entered into a three year consulting agreement with GT Systems’ former owner for his assistance with the administration of the business and maintenance of customer and client relationships. Compensation to be paid under the agreement includes an annual payment of $200, 0.4% of the gross sales of each pay period, and an additional 0.6% of the annual gross sales in excess of $80,000 on an annual basis.

The Company also incurred $482 in acquisition related costs, which included a finder’s fee of $52, legal fees of $360  and accounting fees of $70  in the third quarter of fiscal year 2010 in connection with the GT Systems asset acquisition.

Tri-Overload Staffing, Inc.

On August 27, 2010, the Company completed the Tri-Overload Acquisition from TS Staffing through a merger of Tri-Overload into a wholly-owned subsidiary of the Company. The purchase price for Tri-Overload was $6,200, which was paid through the issuance of 8,590 shares of the Company’s common stock to a related party. The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.  Insurance Overload operates an insurance-specific staffing business in major cities throughout the United States, furnishing temporary personnel and makes direct hire placements in both the property/casualty/worker’s compensation insurance industry and the health insurance industry.

The Company incurred $209 in acquisition related costs, which included $41 of legal fees, accounting fees of $153 and $15 for a fairness opinion in the fourth quarter of fiscal year 2010 in connection with the Tri-Overload Acquisition.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

Integrated Consulting Group of NY LLC

On December 14, 2010 (the “Closing Date”), ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3,200, (ii) payment of up to $366 for outstanding accounts payable of ICG Seller as of the Closing Date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal  agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

The following table presents the allocation of purchase consideration for the ICG acquisition, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Net working capital	$2,693
Property, plant and equipment	71
Backlog	278
Sales representative network	3,324
Non-compete agreement	598
Goodwill	1,316
Total Purchase Price	$8,280

To date, the Company has also incurred $407 in acquisition related costs, which includes legal fees of $360 and accounting fees of $47 during the first two quarters of fiscal year 2011 in connection with this acquisition.  The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010 – March 31, 2011	Supplemental Pro forma Consolidated October 1, 2010 – March 31, 2010
Revenues	$8,241	$14,578

Net loss	$(612)	$(929)

Tri-Diamond Staffing, Inc.

On January 31, 2011 the Company completed the Tri-Diamond Acquisition from TS Staffing through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000, which was paid through the issuance of 29,412 shares of the Company’s common stock to a related party.  Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses.  The Company incurred $126 in acquisition related costs, which include $86 of legal fees, accounting fees of $26 and $14 for the fairness opinion in the first quarter of fiscal year 2011 in connection with this acquisition.  Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company has a dividend payable to TS Staffing of $987 as of March 31, 2011.

A condensed combined summary of operations of the Company giving effect to the pooling of-interest method in conjunction the Tri-Overload Acquisition and Tri-Diamond Acquisition for the three months and six months ended March 31, 2010 is presented below:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

	Three Months Ended March 31, 2010
	Corporate Resource Services, Inc.	Tri- Overload Staffing, Inc.	Tri- Diamond Staffing, Inc.	Combined
Revenues	$13,522	$6,271	$19,863	$39,656

Direct cost of producing revenues	12,226	4,925	16,675	33,826

Gross profit	1,296	1,346	3,188	5,830

Operating expenses	1,783	1,302	2,796	5,881

Income (loss) from operations	(487)	44	392	(51)

Interest and other expenses	988	35	96	1,119

Net income (loss)	$(1,475)	$9	$296	$(1,170)

Basic and diluted loss per common share	$(0.06)			$(0.02)

Weighted average shares outstanding – basic and diluted	26,725	8,590	29,412	64,727

	Six Months Ended March 31, 2010
	Corporate Resource Services, Inc.	Tri- Overload Staffing, Inc.	Tri- Diamond Staffing, Inc.	Combined

Revenues	$27,636	$12,853	$40,089	$80,578

Direct cost of producing revenues	24,913	9,948	33,698	68,559

Gross profit	2,723	2,905	6,391	12,019

Operating expenses	3,728	2,385	6,385	12,498

Income (loss) from operations	(1,005)	520	6	(479)

Interest and other expenses	1,585	75	314	1,974

Net income (loss)	$(2,590)	$445	$(308)	$(2,453)

Basic and diluted loss per common share	$(0.10)			$(0.04)

Weighted average shares outstanding – basic and diluted	24,746	8,590	29,412	64,748

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

4.           Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of March 31, 2011			As of September 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer lists and relationships (7 to 10 years)	$12,262	$4,060	$8,202	$8,938	$3,188	$5,750
Backlog (6 to 12 months)	766	650	116	488	488	–
Non-competition agreements (2 to 3 years)	709	199	510	111	111	–
Trade name (20 years)	364	38	326	364	28	336
Total	$14,101	$4,947	$9,154	$9,901	$3,815	$6,086

Goodwill (indefinite life)	$7,559		$7,559	$6,243		$6,243

The Company recorded amortization expense for the three months and six months ended March 31, 2011 of $724 and $1,132, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining six months of fiscal 2011 is $1,018 and for the fiscal years ending September 30, 2012, 2013, 2014, 2015 and 2016 is $1,680, $1,146, $861, $786 and $728, respectively. On December 14, 2010, the Company, through its wholly-owned subsidiary, ICG Inc., completed the ICG Acquisition and, in conjunction therewith, acquired $1,316 of goodwill.

5.           Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. (see Note 7(ii)), have entered into trade accounts receivable purchase agreements with Wells Fargo Credit Finance operating division of Wells Fargo Bank, National Association (“Wells Fargo”). Under the agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $50,000 with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of March 31, 2011 and September 30, 2010, trade receivables of $28,596 and $28,415 had been sold and remain outstanding, for which amounts due from Wells Fargo total $2,169 and $2,547, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $420 and $185, restated to include $35 for Tri-Overload and $96 for Tri-Diamond, for the three months ended March 31, 2011 and 2010, respectively, and $905 and $530, restated to include $75 for Tri-Overload and $314 for Tri-Diamond, for the six months ended March 31, 2011 and 2010, respectively.

Tri-State and Robert Cassera, which together with affiliated entities and persons owned approximately 85.9% of the company’s outstanding shares of common stock as of March 31, 2011, have guaranteed our obligations to Wells Fargo.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

 6.           Related Parties

Commencing January 2006, TSE-PEO, Inc. (“TSE-PEO”) began providing professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”), also commenced providing such services. Professional employer services rendered include payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to reduce certain insurance risks and costs and obtain employee benefits at more advantageous rates. TSE-PEO and TS Employment are affiliates of Tri-State, which is wholly-owned by Robert Cassera. The aggregate amount payable to TSE-PEO and TS Employment was $7,805 and $7,766 as of March 31, 2011 and September 30, 2010, respectively. The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance. The total amount charged by TSE-PEO and TS Employment for the three months ended March 31, 2011 and 2010 was $70,684 and $36,217, respectively, and for the six months ended March 31, 2011 and 2010, $144,054 and $73,206, respectively.  These amounts are inclusive of payroll, withholding taxes and workers compensation costs. The charges for the quarter and six months ended March 31, 2010 include $5,738 and $11,455, respectively, incurred by Tri-Overload, and $18,253 and $36,915, respectively, incurred by Tri-Diamond.  Each of TSE-PEO and TS Employment charges the Company its current market rate for services that it charges its other customers. The Company also received advances from, and owes other amounts to Tri-State totaling $6,434 and $5,096 at March 31, 2011 and September 30, 2010, respectively.

 7.           Long-Term Debt

Long-term debt at March 31, 2011 and September 30, 2010 is summarized as follows:

	March 31, 2011	September 30, 2010
Long-term debt:
ICG Inc. acquisition (i)	$4,806	$–
ICG Inc. revolving credit facility and term loan (ii)	1,928	–
CRD acquisition (iii)	1,500	2,000
Tri-Overload acquisition (iv)	–	428
Other debt	124	50
Total	8,358	2,478
Less current maturities	4,815	1,478
Non-current portion	3,543	1,000

Related party long-term debt:
CRD acquisition (v)	750	750
13% unsecured demand note (vi)	104	104
18% unsecured convertible note (vii)	100	100
Demand loans (viii)	55	55
Total	1,009	1,009
Less current maturities	1,009	1,009
Non-current portion	–	–

Total long-term debt	9,367	3,487
Less current maturities	5,824	2,487
Total non-current portion	$3,543	$1,000

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company is obligated to pay an estimated $4,966 which includes an agreement to pay $183 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January, 2011 and continue through July 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller. The Company estimates the value of these payments to be $4,185, approximately $945 of which is estimated to be payable by March 31, 2012.  Additionally, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller. The Company estimates the value of these payments to be $598, approximately $297 of which is estimated to be payable by March 31, 2012.

Payments aggregating $160 were paid against ICG Acquisition debt during the quarter ended March 31, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

(ii)
ICG Inc. entered into a Loan and Security Agreement (the “Financing Agreement”) with North Mill Capital, LLC (“North Mill”). Under the Financing Agreement, a term loan was made at closing to ICG Inc. in the amount of $120, which amount is required to be repaid by ICG Inc. in four consecutive monthly installments of $30 that commenced in January 2011. As of March 31, 2011, there was $30 remaining on this term loan.  Also, a two year $4,200 revolving credit facility, with a one year renewal option, was made available to ICG Inc., provided that borrowings under the revolving credit facility are at North Mill’s discretion and are limited to the lesser of $4,200 or an amount that is 85% of ICG Inc.’s eligible accounts receivables. The Financing Agreement defines eligible receivables as accounts which are acceptable to North Mill and meet certain eligibility standards which North Mill may revise from time to time. Accounts which will generally not be eligible under such standards include, among others, accounts that are 90 days past its invoice date, accounts owed by any account debtor that has failed to pay 25% or more of its aggregate accounts within 90 days of the invoice date, related party accounts and accounts where the debtor has filed for bankruptcy. Each of the term loan and the revolving credit facility are secured by substantially all of ICG Inc.’s assets. Amounts outstanding under the Financing Agreement that are less than or equal to $3,500 shall bear interest at prime plus 7.00% but not less than 10.25% and for all outstanding amounts exceeding $3,500, the interest rate shall be prime plus 8.50%.

(iii)
In connection with the acquisition of certain assets of GT Systems for $3,000, consummated on April 5, 2010, the Company paid $750 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250 and thereafter 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 4,257 shares of the Company’s common stock being held in escrow.

(iv)
In connection with the acquisition of Tri-Overload on August 27, 2010, the Company assumed a $400 note payable to the party that had previously sold Tri-Overload to TS Staffing on July 20, 2009. It is the Company’s position that the note was satisfied through payment to vendors and other creditors on the seller’s behalf.

(v)
In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750 on behalf of the Company. Payment of this amount to Tri-State is due on demand, with no interest due. This amount is classified as short term debt.

(vi)
An unsecured demand note was issued March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal amount of $150 and bearing annual interest at 8%. The Company has entered into various forbearance agreements, under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively grant forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009. The Company received a demand for payment of outstanding principal and interest under the note in November 2010. Management is contesting the amounts due under this obligation.

(vii)
A $100 unsecured convertible note and 600 shares of common stock were issued on January 31, 2008 to an affiliate of a director of the Company in exchange for another note that had an outstanding principal balance of $200. This $100 unsecured convertible note was due October 31, 2008, and bore interest at an annual rate of 12%. It is convertible at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations. As of March 31, 2010 current liabilities exceeded current assets by $10,523. Additionally, subsequent to March 31, 2011, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities including seeking additional reductions in operating expenditures and increases in operating efficiencies.

8.	Stock-Based Compensation

In September 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”). Under the terms of the reorganization discussed above, the Company has assumed the Plan and any agreement that continued to remain outstanding pursuant to which restricted stock awards of Accountabilities’ common stock were granted.  Effective October 22, 2009, our Board of Directors terminated the Plan, and as a result, there will be no further stock grants thereunder.  However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the plan. As of March 31, 2011, there were 253 shares of restricted stock that remained unvested, with a weighted average grant day fair value of $0.33.

Additionally, during the second fiscal quarter, we granted 750 shares of the Company’s common stock, and 555 restricted stock units in connection with the hiring of two executive officers of the Company and 60 shares to two other employees of the Company.

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and b) private placement valuations. For the six months ended March 31, 2011 and 2010, compensation expense relating to restricted stock awards was $997 and $135, respectively. As of March 31, 2011, there was $377 of total unrecognized compensation cost. The total fair value of the shares that vested during the three and six months ended March 31, 2011 was $969 and $997, respectively.

9.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended March 31,
	2011	2010
Cash paid for:
Interest	$905	$530
Income Taxes	2	28
Non-cash investing and financing activities:
Stock based compensation	997	75
Conversion of accrued interest to unregistered common shares	40	–
Assets acquired for issuance of debt –ICG Inc.	8,280	–

10.	Stockholders’ Equity

In connection with the acquisition of certain assets of GT Systems by CRD on April 5, 2010, the Company issued 4,257 shares of common stock to the seller as collateral for the debt related to the purchase. These shares are being held in escrow and the Company has the right to repurchase them at $.0001 per share when or as the debt is repaid.

11.	Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share data)

Unremitted Payroll Taxes Related to Humana Businesses

Prior to the holding company reorganization Accountabilities was notified by the IRS and certain state taxing authorities that a business which was operated though the Accountabilities corporate entity, which had ceased operations at the end of 2004, had accumulated liabilities for unremitted payroll taxes for calendar year 2004. Consequently, we have recorded a liability of $700 representing the amount management believes may ultimately be payable for this liability based upon our knowledge of current events and circumstances. This amount is included in accounts payable and accrued liabilities in the accompanying financial statements. However, there can be no assurance that future events and circumstances will not result in an ultimate liability, including penalties and interest, in excess of management’s current estimate.

Lease Commitments

At March 31, 2011, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017. Future minimum rental commitments under operating leases are as follows:

Fiscal Years Ending September 30,	Operating Leases
2011	$949
2012	1,564
2013	1,528
2014	1,450
2015	739
Thereafter	96
Total	$6,326

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

12.	Subsequent Events

On April 10, 2011, The Company’s wholly-owned subsidiary, Diamond Staffing, acquired substantially all the assets of Cameo Personnel Systems, Inc., a New Jersey-based company (“Cameo”).  Cameo provides temporary and permanent employment staffing services and related support services out of its three offices located in New Jersey and as a licensor of Front Line Staffing, Inc, also located in New Jersey.  The purchase price was approximately $750.

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

Our acquisitions of Tri-Overload Staffing, Inc. (“Tri-Overload”) and Tri-Diamond Staffing, Inc., (“Tri-Diamond”) are required to be accounted for as a pooling of interest from a related party. All previously reported information has been restated to include these acquisitions as if they occurred on July 20, 2009 and January 1, 2009 for Tri-Overload and Tri-Diamond, respectively. See Note 1 to the Consolidated Financial Statements.

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

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), Insurance Overload Services, Inc. (“Insurance Overload”), Integrated Consulting Group, Inc. (“ICG Inc.”) and Diamond Staffing Services, Inc.  (“Diamond Staffing”), we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light clerical and administrative support and insurance related staffing. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States from our New York City headquarters and the operation of 71 staffing and recruiting offices.

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

We have financed our growth largely through the issuance of debt as well as advances from our principal shareholder and related companies and have incurred negative working capital. As of March 31, 2011, we had negative working capital of $10,523,000, for which the component constituting the current portion of long-term debt was approximately $3,896,000. In addition, at March 31, 2010, ICG Inc. had borrowings of $1,898,000 outstanding as part of a revolving credit facility (the “Revolving Credit Facility”) with North Mill Capital, LLC (“North Mill”) and $30,000 outstanding of a $120,000 term loan with North Mill, the aggregate amount of which is being repaid by ICG Inc. in four consecutive monthly installments of $30,000 and will be paid off during the third quarter of fiscal 2011. Borrowings under the Revolving Credit Facility are at North Mill’s discretion and are limited to the lesser of $4.2 million and the amount that is 85% of ICG Inc.’s eligible accounts receivables. The negative working capital also includes liabilities of $6,434,000, which is due and payable to Tri-State Employment Services, Inc. and affiliates (“Tri-State”) for costs charged by Tri-State for professional employment organization services provided by Tri-State to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Additionally, there is $7,805,000 of accrued payroll and related costs at March 31, 2011, which were invoiced by Tri-State in April 2011 but are attributable to March 2011. In addition, as part of the acquisition of Tri-Diamond, the Company has a dividend payable to TS Staffing Corp. (“TS Staffing”), the seller of Tri-Diamond, of $987,000.

Total outstanding debt as of March 31, 2011 was $9,167,000, $259,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several activities, as explained further below in “Working Capital” below, to effectively accomplish these objectives.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

On August 27, 2010, we acquired Tri-Overload from TS Staffing, a related party (the “Tri-Overload Acquisition”). Tri-Overload was merged into a wholly-owned subsidiary of the Company and its name was changed to Insurance Overload Services, Inc. TS Staffing is wholly owned by Robert Cassera, who is a director of the Company. The acquisition was paid through the issuance of 8,589,637 shares of the Company’s common stock. This stock issuance increased the holdings of our outstanding shares of common stock by Mr. Cassera and TS Staffing, and their affiliated entities and persons, to approximately 74.3% at such time. Insurance Overload is in the business of providing temporary and permanent employment services principally to the insurance industry.

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

Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities related to the temporary and permanent placement of employees, and sold the assets to CRD (the “GT Systems Acquisition”) in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 (the “GT Purchase Price”), which is being paid in installments over three years. In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal. These shares are held in escrow and are subject to a stock repurchase agreement between Rosenthal and us, pursuant to which we have the right to repurchase for a nominal price some or all of such shares as the GT Purchase Price is paid. These shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of common stock outstanding on the cover page of this Quarterly Report on Form I0-Q. Tri-State is also a guarantor of CRD’s obligation to pay the GT Purchase Price. We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

On December 14, 2010, our  newly formed wholly-owned subsidiary ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and  translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal, for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments that commenced in January 2011. ICG Inc. also entered  into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its affiliates, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three-year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.

ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State. We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

On January 31, 2011, the Company completed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Diamond Staffing, Tri-Diamond, TS Staffing, the former sole owner of all of the outstanding shares of Tri-Diamond, and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. Pursuant to the terms and conditions of the Merger Agreement dated January 10, 2011, we acquired Tri-Diamond pursuant to a merger (the “Merger”) of Tri-Diamond with and into Diamond Staffing, with Diamond Staffing continuing as the surviving entity. The acquisition was paid for through the issuance of shares of the Company’s common stock, which was valued at $25.0 million, or $0.85 per share issued. The transaction was reviewed and approved by a special committee of the Board of Directors consisting of an independent director.  The special committee received a fairness opinion which indicated that the purchase price paid by the Company for Tri-Diamond as well as the price per share of the Company’s common stock used to determine the number of shares to be issued, was fair from a financial point of view to the unaffiliated stockholders of the Company.

TS Staffing is an affiliate of Tri-State and is wholly-owned by Robert Cassera, a director of the Company. Following the consummation of the Tri-Diamond acquisition, Tri-State, together with its affiliated entities (including TS Staffing) and persons, became the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”). This ASU amends the Accounting Standards Codification (“ASC”) Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company cannot determine what effect, if any, the application of the amendments in ASU 2010-28 may have on its financial statements.

Results of Operations

The Company’s subsidiaries completed the following acquisitions in fiscal years 2010 and 2011:

●	CRD acquired certain assets of GT Systems, through a private foreclosure sale, on April 5, 2010;
●	Insurance Overload acquired Tri-Overload on August 27, 2010;
●	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010; and
●	Diamond Staffing acquired Tri-Diamond on January 31, 2011.

As a result, the results of operations of CRD and ICG Inc. are included in the results of operations for fiscal year 2010 beginning on April 5, and December 14, 2010, respectively. The acquisitions of Tri-Overload and Tri-Diamond have been accounted for as a pooling of interests by a related party, and as a result, the Company’s results of operations have been restated to include the results of Tri-Overload commencing on July 20, 2009 and Tri-Diamond on January 1, 2009, the date they were acquired by the related party.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues

For the three months ended March 31, 2011, revenue increased $37,056,000 to $76,712,000 as compared to $39,656,000 for the three months ended March 31, 2010, which was restated to include $6,271,000 in revenue from Tri-Overload and $19,863,000 from Tri-Diamond. Of the increase in the second fiscal quarter of 2011, $18,520,000 and $6,642,000 was attributable to CRD and ICG Inc., respectively, both of which were acquired after March 31, 2010 from third parties and, therefore, were not included in restatements of fiscal year 2010 results. Revenue at Accountabilities decreased by $1,028,000, or 7.6%, to $12,494,000, in the three months ended March 31, 2011, as compared to $13,522,000 in the comparable period of fiscal 2010 due to the competitive environment.   Insurance Overload revenues increased from $6,271,000 in the second quarter of fiscal 2010 to $7,415,000 in the second quarter of fiscal 2011, an increase of $1,144,000 or 18.2%. Insurance Overload’s improvement was also due to more favorable economic conditions as well as positive results from a restructuring of its sales force.  Diamond Staffing revenues increased from $19,683,000 in the second quarter of fiscal 2010 to $31,641,000 in the second quarter of fiscal 2011, an increase of $11,778,000 or 59.8%. Diamond Staffing’s improvement was due to more favorable economic conditions and from businesses Tri-Diamond acquired prior to Diamond Staffing acquiring Tri-Diamond.

Starting in fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal 2010 from its traditional line of business. However, a portion of the acquired businesses of the former GT Systems and Tri-Overload focus on permanent placement of personnel. The Company recognized approximately $1.2 million in revenue in the second quarter of fiscal 2011 from this business.

Direct cost of producing revenues

Tri-State affiliates provide professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services.

For the three months ended March 31, 2011, direct cost of services increased $30,689,000 to $64,515,000 as compared to $33,826,000 for the three months ended March 31, 2010, which was restated to include $4,925,000 in direct cost of services from Tri-Overload and $16,675,000 from Tri-Diamond. Of the increase for the quarter, $13,537,000 and $5,605,000 was attributable to CRD and ICG Inc., respectively. Direct cost of revenues at Accountabilities decreased $630,000, a 5.2% decrease in the direct cost of services to $11,596,000 as compared to $12,226,000 in the second fiscal quarter of 2010. This decrease was primarily due to the 7.6% decrease in revenues described above offset by unfavorable state unemployment tax rates. Insurance Overload direct costs of producing revenues increased $943,000 or 19.1% to $5,868,000 in the three months ended March 31, 2011, from $4,925,000 in the comparable period in 2010. This increase was primarily due to Insurance Overload’s 18.2% revenue growth for the quarter ended March 31, 2011.  Diamond Staffing’s direct cost of producing revenue increased $11,234,000 or 67.4% from $16,675,000 for the quarter ended March 31, 2010 to $27,909,000 for the quarter ended March 31, 2011.  The increase was primarily due to Diamond Staffing’s revenue growth and increased payroll tax rates in certain states.

Gross profit

In the quarter ended March 31, 2011, gross profit increased $6,367,000 to $12,197,000 as compared to $5,830,000 in the comparable quarter in 2010, which was restated to include $1,346,000 in gross profit from Insurance Overload and $3,188,000 from Diamond Staffing. Of the increase for the quarter, $4,983,000 and $1,037,000 was attributable to CRD and ICG Inc., respectively. Gross profit at Accountabilities decreased $398,000 to $898,000 from $1,296,000 in the previous year. As a percentage of revenues, gross profit for fiscal 2011 decreased to 7.2% at Accountabilities, as compared to 9.6% in the prior year primarily due to higher state unemployment tax rates. Gross profit at Insurance Overload increased $201,000 to $1,547,000 from $1,346,000 in the previous year. As a percentage of revenue, gross profit for second first quarter of 2011 decreased to 20.9% at Insurance Overload, as compared to 21.5% in the first fiscal quarter of 2010 due to competitive pressures. Gross profit at Diamond Staffing increased $544,000 to $3,732,000 from $3,188,000 in the previous year. As a percentage of revenue, gross profit in the second quarter of 2011 decreased to 11.8% at Diamond Staffing, as compared to 16.0 % in the comparable period of 2010 due to the competitive environment and increased payroll tax rates in states such as California.

Selling, general and administrative expenses

For the three months ended March 31, 2011, selling, general and administrative expenses increased $6,886,000 to $12,407,000 as compared to $5,521,000 in the same quarter of fiscal year 2010, which was restated to include $1,244,000 and $2,576,000 from Tri-Overload and Tri-Diamond, respectively.  The increase was primarily due to operating expenses of $4,793,000 and $816,000 at CRD and ICG Inc., respectively.  Additionally, the Company recognized $969,000 of stock compensation expense in the quarter ended March 31, 2011, an increase of $934,000 over the quarter ended March 31, 2010 as the Company awarded equity grants to two newly appointed executed officers.

Depreciation and amortization

For the three months ended March 31, 2011, depreciation and amortization increased $433,000 to $793,000 as compared to $360,000 in the three months ended March 31, 2010, which was restated to include $58,000 and $220,000 from Tri-Overload and Tri-Diamond, respectively.  Of the increase in the second fiscal quarter of 2011, $127,000 and $317,000 was attributable to CRD and ICG Inc., respectively. The net decrease (after adding CRD and ICG Inc. to the second quarter 2010 results) of $11,000 is due to certain intangible assets that have been fully amortized.

Income (loss) from operations

The factors described above resulted in a loss from operations increase of $952,000 from ($51,000), restated to include gains of $44,000 and $392,000 at Tri-Overload and Tri-Diamond, respectively, to a loss from operations of ($1,003,000) for the three months ended March 31, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the second quarter of fiscal 2011, interest expense increased $257,000 to $454,000 as compared to $197,000 in fiscal 2010, which was restated to include $35,000 and $96,000 of interest expense from Tri-Overload and Tri-Diamond, respectively. Of this increase, $148,000 and $33,000 was attributable to CRD and ICG Inc., respectively and the remainder due to financing the growth of the business.  Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

For the three months ended March 31, 2011 acquisitions related expense of $158,000 was due to expenses relating to the ICG Inc. acquisition which occurred on December 14, 2010 and Tri-Diamond acquisition which occurred on January 31, 2011 of $32,000 and $126,000, respectively. These expenses consisted primarily of legal and accounting fees.

Loss on debt extinguishments

On February 22, 2010, Tri-State agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and Tri-State’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to Tri-State.  We recorded a loss of $922,000 on the extinguishment of debt for the three months ended March 31, 2010, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

Net income (loss)

The factors described above resulted in a net loss from operations of ($1,615,000) for the three months ended March 31, 2011 as compared to a loss from operations of ($1,170,000) in the comparable period in fiscal 2010, restated to include gains of $9,000 and $296,000 from Tri-Overload and Tri-Diamond, respectively, in the three months ended March 31, 2010.

Six months ended March 31, 2011 compared to six months ended March 31, 2010

Revenues

For the six months ended March 31, 2011, revenue increased $75,134,000 to $155,712,000 as compared to $80,578,000 for the six months ended March 31, 2010, which was restated to include $12,853,000 in revenue from Tri-Overload and $40,089,000 from Tri-Diamond. Of the increase in the six months ended March 31, 2011, $37,080,000 and $15,465,000 was attributable to CRD and ICG Inc., respectively, both of which were acquired after March 31, 2010 from third parties and, therefore, were not included in restatements of fiscal year 2010 results. Revenue at Accountabilities increased by $1,513,000 or 5.5%, to $29,149,000 in the six months ended March 31, 2011, as compared to $27,636,000 in the six months ended March 31, 2010.  Insurance Overload revenues increased from $12,853,000 in the first half of fiscal 2010 to $15,465,000 in the comparable period of fiscal 2011, an increase of $2,612,000 or 20.3%. Insurance Overload’s improvement was due to more favorable economic conditions as well as positive results from a restructuring of its sales force.  Diamond Staffing revenues increased from $40,089,000 in the six months ended March 31, 2010 to $65,777,000 in the comparable period of fiscal 2011, an increase of $25,688,000 or 64.1%. Diamond Staffing’s improvement was due to more favorable economic conditions and from businesses Tri-Diamond acquired prior to Diamond Staffing acquiring Tri-Diamond.  Starting in fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal 2010 from its traditional line of business. However, a portion of the acquired businesses of the former GT Systems and Tri-Overload focus on permanent placement of personnel. The Company recognized approximately $2.8 million in revenue in fiscal 2011 year-to-date from this business.

Direct cost of producing revenues

Tri-State affiliates provide professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services.

For the six months ended March 31, 2011, direct cost of services increased $61,772,000 to $130,331,000 as compared to $68,559,000 for the six months ended March 31, 2010, which was restated to include $9,948,000 in direct cost of services from Tri-Overload, and $33,698,000 from Tri-Diamond. Of the increase in year-to-date fiscal 2011, $27,007,000 and $6,914,000 was attributable to CRD and ICG Inc., respectively. Direct cost of revenues at Accountabilities increased $1,390,000, or 5.6%, to $26,303,000 as compared to $24,913,000 in the first half of 2011. This increase was primarily due to the 5.5% decrease in revenues described above and unfavorable state unemployment tax rates. Insurance Overload direct costs of producing revenues increased $2,161,000 or 21.7% to $12,109,000 in the six months ended March 31, 2011 from $9,948,000 in the comparable period in 2010. This increase was primarily due to Insurance Overload’s 20.3% revenue growth for the six ended March 31, 2011.  Diamond Staffing’s direct cost of producing revenue increased $24,300,000 or 72.1% from $33,698,000 for the six months ended March 31, 2010 to $57,998,000 for the six months ended March 31, 2011.  The increase was primarily due to Diamond Staffing’s revenue growth and increased payroll tax rates in states such as California.

Gross profit

For the six months ended March 31, 2011 gross profit increased $13,362,000 to $25,381,000 as compared to $12,019,000 in the comparable 2010 period, which was restated to include $2,905,000 in gross profit from Insurance Overload and $6,391,000 from Diamond Staffing. Of the increase for the quarter, $10,073,000 and $1,327,000 was attributable to CRD and ICG Inc., respectively. Gross profit at Accountabilities increased $123,000 to $2,846,000 from $2,723,000 in the previous year. As a percentage of revenues, gross profit for fiscal 2011 decreased slightly to 9.8% at Accountabilities, as compared to 9.9% in the prior year on higher unemployment costs. Gross profit at Insurance Overload increased $451,000 to $3,356,000 from $2,905,000 in the previous year. As a percentage of revenue, gross profit year-to-date 2011 decreased to 20.9% at Insurance Overload, as compared to 22.6% in the comparable period of 2010 due to increased administrative costs. Gross profit at Diamond Staffing increased $1,388,000 to $7,779,000 from $6,391,000 in the previous year. As a percentage of revenue, gross profit year-to-date 2011 decreased to 11.8% at Diamond Staffing, as compared to 15.9% in the comparable period of 2010 due to increased administrative costs and increased payroll tax rates in states such as California.

Selling, general and administrative expenses

For the six months ended March 31, 2011, selling, general and administrative expenses increased $12,808,000 to $24,488,000 as compared to $11,680,000 in the same period of fiscal year 2010, which was restated to include $2,269,000 and $5,849,000 from Tri-Overload and Tri-Diamond, respectively.  The increase was primarily due to operating expenses of $10,363,000 and $1,128,000 at CRD and ICG Inc., respectively.  Additionally, the Company accrued $997,000 of stock compensation expense in the quarter ended March 31, 2011, an increase of $912,000 over the quarter ended March 31, 2010 as the Company’s awarded equity grants to two newly appointed executive officers.  In the quarter ended December 31, 2010, increased legal and workers’ compensation costs and other charges totaling approximately $1.6 million at Diamond Staffing were offset by the elimination of certain reserves and long term debt at Insurance Overload of approximately $1.0 million.

Depreciation and amortization

For the six months ended March 31 2011, depreciation and amortization increased $444,000 to $1,262,000 as compared to $818,000 in the six months ended March 31, 2010, which was restated to include $116,000 and $536,000 from Tri-Overload and Tri-Diamond, respectively.  Of the increase in the six months ended March 31, 2011, $254,000 and $350,000 was attributable to CRD and ICG Inc., respectively. The net decrease (after adding CRD and ICG Inc. to the year-to-date 2010 results) of $160,000 is due to certain intangible assets that have been fully amortized.

Other income

For the first fiscal quarter of 2011, other income of $40,000 was attributable to CRD for amounts earned under a service and collections agreement with Rosenthal, whereby the Company provides services to assist Rosenthal in collecting the outstanding receivables on behalf of the lender and its owner.

Income (loss) from operations

The factors described above resulted in a loss from operations decrease of $150,000 from a loss of ($479,000), restated to include gains of $520,000 and $6,000 at Tri-Overload and Tri-Diamond, respectively, to a loss of ($329,000) for the six months ended March 31, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first six months of fiscal 2011, interest expense increased $409,000 to $960,000 as compared to $551,000 in the comparable period of fiscal 2010, which was restated to include $75,000 and $314,000 of interest expense from Tri-Overload and Tri-Diamond, respectively. Of this increase, $311,000 and $54,000 was attributable to CRD and ICG Inc., respectively. Interest expense at Accountabilities declined by $27,000 or 16.7%, to $135,000 for the first half of fiscal 2011 due to a negotiated reduction in debt with a note holder of approximately $550,000 and the assumption of approximately $1.2 million of debt by Tri-State in exchange for 6,000,000 shares of our common stock in the first two quarters of fiscal year 2010.  The remaining decrease was due to financing the growth of the business.  Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

For the six months ended March 31, 2011 acquisitions related expense of $533,000 was incurred for expenses relating to the ICG Inc. acquisition on December 14, 2010 and Tri-Diamond acquisition on January 31, 2011 of $407,000 and $126,000, respectively. These expenses consisted primarily of legal and accounting fees.

Loss on debt extinguishments

On February 22, 2010, Tri-State agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and Tri-State’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to Tri-State.  We recorded a loss of $922,000 on the extinguishment of debt for the three months ended March 31, 2010, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40.

On December 29, 2009, we entered into an exchange agreement with Tri-State, whereby all amounts due to Tri-State under the terms of notes recently acquired by Tri-State from a third party were settled in full, in exchange for the issuance to Tri-State of shares of our common stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our common stock.  Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the common stock we issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal 2010.

Net income (loss)

The factors described above resulted in a net loss from operations of ($1,822,000) for the six months ended March 31, 2011 as compared to a loss from operations of ($2,453,000) in the comparable period in fiscal 2010, restated to include a gain of $445,000 and loss of ($308,000) from Tri-Overload and Tri-Diamond, respectively, in the six months ended March 31, 2010.

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

At March 31, 2011, cash was $975,000, an increase of $721,000 from $254,000 as of September 30, 2010.

Net cash flows used in operating activities during the six months ended March 31, 2011, were ($1,726,000) as compared to ($14,000) during the same period of the prior year. This decrease of $1,712,000 reflects a decrease in cash used in payables and accrued wages and related obligations due to Tri-State of $3,616,000 and an increase in prepaid expenses and other assets of $195,000 offset by an increase in cash generated by the net loss after adjustments to reconcile cash used in operating activities of $1,042,000 and net cash inflows from trade accounts receivables of $1,057,000.

Net cash used in investing activities during the three months ended March 31, 2011, increased $58,000 to ($74,000) from ($16,000) during the same period of the prior year, due primarily to a $50,000 investment in the acquisition of ICG Inc. and increase in capital expenditures of $8,000.

Net cash provided by financing activities during the six months ended March, 2011, increased by $2,500,000 to $2,521,000 from cash provided by financing activities of $21,000 during the same period of the prior year. This increase was due to net advances from related parties of $3,784,000 and short term debt issued and deferred financing fees of $156,000, partially offset by an increase in net repayments on long-term debt and credit facilities of $1,437,000.

Working Capital

As of March 31, 2011, we had negative working capital of ($10,523,000).  The largest component constituting the negative working capital, $7,805,000 is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services provided by Tri-State to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Other large components constituting the negative working capital are amounts due to related parties of $6,434,000, and the current portion of long-term debt of $5,824,000 with $1,009,000 the current portion of related party long-term debt. Within the current portion of long-term debt, $259,000 is past due or due upon demand as explained further below.  Total outstanding debt as of March 31, 2011 was $9,367,000. The working capital deficit of ($10,523,000) as of March 31, 2011 represents an increase in the deficit of $502,000 as compared to a working capital deficit of ($10,021,000) as of September 30, 2010. In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)
On December 29, 2009, we entered into an exchange agreement with Tri-State, whereby all amounts due to Tri-State under the terms of notes acquired by Tri-State from a third party were settled in full, in exchange for the issuance of shares of our common stock. On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of our common stock. Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the common stock we issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal 2010.

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

d)
On February 22, 2010, Tri-State agreed to assume our obligation to make the $545,000 series of payments to the former owner of ReStaff under our February 5, 2010 settlement and release agreement. In exchange for the assumption of this payment obligation and Tri-State’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of our common stock to Tri-State. We recorded a loss of $922,000 on the extinguishment of debt, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000. The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our common stock on the date of the exchange, which was $0.40

e)
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

f)
On May 3, 2010, CRD entered into an account purchase agreement with Tri-State. Under the terms of the account purchase agreement, CRD sold its receivables to Tri-State. The maximum amount of trade receivables was $45 million for which Tri-State would advance 90% of the assigned receivables’ value upon sale, and 10% upon final collection, subject to certain offsets. The risk CRD bore from bad debt losses on trade receivables sold was retained by CRD, and receivables sold which became greater than 90 days old could be charged back to CRD by Tri-State. This agreement was terminated on November 2, 2010 and replaced by an account purchase agreement with Wells Fargo. See Note 5 of Condensed Consolidated Financial Statements.

g)
In connection with our acquisition of CRD, on April 5, 2010, Tri-State provided the initial down payment of $750,000. In addition, Tri-State has made the first installment payments of $250,000 due in July and CRD made the payment due in October 2010.

h)	In connection with the ICG Acquisition, Tri-State provided ICG Seller $250,000 prior to the close of the acquisition on December 14, 2010

i)	In connection with the acquisition of Tri-Diamond, the Company agreed to make a dividend payment of $987,000 to TS Staffing that was payable as of March 31, 2011.

i)
Tri-State has provided further financial accommodations to us by allowing us to delay from time to time amounts due to Tri-State under our professional services arrangement with Tri-State’s affiliates.

j)
We are aggressively managing cash and expenses with activities such as seeking additional efficiencies in our operating offices and corporate functions (including headcount reductions, if appropriate), improving our accounts receivable collection efforts and obtaining more favorable vendor terms.

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through March 31, 2012. The Company’s subsidiaries, other than ICG, Inc. (see Note 7(ii) of the Condensed Consolidated Financial Statements), have entered into trade account receivable purchase agreements with Wells Fargo Credit Finance operating division of Wells Fargo Bank, National Association (“Wells Fargo”). Under the agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $50 million, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of March 31, 2011 and September 30, 2010, trade receivables of $28,596,000 and $28,415,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $2,169,000 and $2,547,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $295,000 and $101,000 restated to include $40,000 for Insurance Overload, for the six months ended March 31, 2011 and 2010, respectively.

Sales of Common Stock

During the second fiscal quarter, we granted 750,000 shares of the Company’s common stock, and 555,000 restricted stock units in connection with the retention of two executive officers of the Company and 60,000 shares to two other employees of the Company.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

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

Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors. Due to this, our principal executive and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011. We are in the process of remediating the material weaknesses identified in our assessment by defining and documenting the roles and responsibilities of new senior management as they relate to proper disclosure controls and procedures.

During the quarter ended March 31, 2011, we began the process of remediating the material weaknesses identified in our assessment as of our fiscal year end September 30, 2010.  This process, which also effected our internal controls over financial reporting, included adding a Chief Financial Officer and a Controller to our management team as well improving the internal control environment, including segregation of duties.

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

Pursuant to the terms of the employment agreement entered into by the Company and Frank Vaccaro, the President of Sales, dated January 31, 2011, pursuant to which Mr. Vaccaro was hired as our President of Sales, we granted Mr. Vaccaro 750,000 shares of our common stock.  Additionally, pursuant to the terms of the employment agreement entered into by the Company and Scott Schecter, dated February 18, 2011, pursuant to which Mr. Schecter was hired as our Chief Financial Officer, we granted Mr. Schecter 555,000 restricted share units (“RSUs”).  The RSUs vest over a three-year period as follows: 185,000 immediately on the date of the award, and 185,000 vest on each of March 1, 2012 and December 31, 2012.  Each RSU represents the right to receive one share of our common stock.

Additionally, during the quarter ended March 31, 2011, the company granted 60,000 shares of restricted common stock to two employees.  10,000 of these shares vested immediately with the remaining 50,000 vesting ratably over the next three years.  We believe that the above grants of RSUs and common stock are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Resource Services, Inc.

Date: May 23, 2011	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Corporate Resource Services, Inc.

Date: May 23, 2011	By: /s/ Scott Schecter
Scott Schecter
Chief Financial Officer
(Principal Financial and Accounting Officer)