Form 10-Q
period 2011-06-30
Corporate Resource Services, Inc.
filed 2011-08-15
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐

Non - accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of August 8, 2011 was 67,297,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	June 30, 2011	September 30, 2010
	(unaudited)	(restated)

ASSETS

Current assets:
Cash	$484	$254
Accounts receivable – less allowance for doubtful accounts of $1,881 and $818, respectively	4,331	1,379
Due from financial institution	4,026	2,547
Unbilled receivables	8,386	6,849
Prepaid expenses	287	217
Total current assets	17,514	11,246

Property and equipment, net	998	1,078
Other assets	628	567
Intangible assets, net	8,589	6,086
Goodwill	8,309	6,243

Total assets	$36,038	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,069	$5,918
Accrued wages and related obligations–due to related party	11,731	7,766
Dividend payable to a related party	987	–
Borrowings under asset-based facility	1,836	–
Current portion of long-term debt	2,400	1,478
Current portion of related party long-term debt	1,004	1,009
Due to related party	5,384	5,096
Total current liabilities	28,411	21,267

Long term debt, net of current portion	3,411	1,000
Deferred rent	199	97
Total liabilities	32,021	22,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 95,000 shares authorized; 71,554 and 71,598 shares issued and 67,297 and 67,341 outstanding as of June 30, 2011 and September 30, 2010, respectively	7	7
Additional paid-in capital	10,681	7,407
Accumulated deficit	(6,671)	(4,558)
Total stockholders’ equity	4,017	2,856

Total liabilities and stockholders’ equity	$36,038	$25,220

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenues	$90,311	$65,062	$246,023	$145,640

Direct cost of producing revenues	276	98	1.039	372
Direct cost of producing revenues purchased from related parties	76,862	53,710	206,430	121,995

Gross profit	13,173	11,254	38,554	23,273

Selling, general and administrative expenses (including stock-based compensation of $55 and $28 for the three months ended June 30, 2011 and 2010, respectively, and $1,052 and $103 for the nine months ended June 30, 2011 and 2010, respectively)	3,851	3,450	12,334	8,705
Selling, general and administrative expenses - related parties	8,348	6,882	24,165	13,307
Depreciation and amortization	643	780	1,905	1,598
Other (income)	–	(446)	(40)	(446)

Income from operations	331	588	190	109

Interest expense	588	504	1,548	1,055
Acquisition expenses	10	204	731	204
Loss on debt extinguishments	–	–	–	1,423

Loss before provision for income taxes	(267)	(120)	(2,089)	(2,573)
Provision for income taxes	24	–	24	–

Net loss	$(291)	$(120)	$(2,113)	$(2,573)

Net loss per common share:

Basic and diluted	$0.00	$0.00	$(0.03)	$(0.04)

Weighted average shares outstanding:

Basic and diluted	67,297	67,341	67,350	64,203

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balances as of September 30, 2010 (restated)	71,598	$7	$7,407	$(4,558)	$2,856

Conversion of outstanding interest to unregistered common shares	100		40		40
Capital contribution			3,169		3,169
Dividends payable to a related party			(987)		(987)
Outstanding shares cancelled	(144)				–
Stock-based compensation expense			1,052		1,052
Net loss for the nine months ended June 30, 2011				(2,113)	(2,113)

Balances as of June 30, 2011	71,554	$7	$10,681	$(6,671)	$4,017

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,113)	$(2,573)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,886	1,598
Amortization of deferred financing costs	19	–
Stock-based compensation	1,052	103
Bad debt expense	609	506
Loss on debt extinguishments	–	1,423
Straight line rent	102	118

Changes in operating assets and liabilities:
Trade accounts receivable including unbilled receivables	216	(4,188)
Due from financial institution	(1,479)	(311)
Prepaid expenses	(70)	147
Other assets	2	(43)
Accounts payable and accrued liabilities	(1,292)	(94)
Accrued wages and related obligations – due to related party	2,654	2,948
Net cash provided by (used in) operating activities	1,586	(366)

Cash flows from investing activities:
Purchase of property and equipment	(38)	(19)
Acquisition of assets	(400)	–
Net cash used in investing activities	(438)	(19)

Cash flows from financing activities:
Principal payments on long-term debt	(2,112)	(3,555)
Advances from related party–net	2,430	3,910
Payments on asset-based facility–net	(1,228)	–
Short term borrowings	74	–
Deferred financing costs	(82)	–
Net cash (used in) provided by financing activities	(918)	355

Net increase (decrease) in cash	230	(30)

Cash at the beginning of period	254	57

Cash at the end of period	$484	$27

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

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

●
Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company, was formed on March 23, 2010. On April 5, 2010, CRD acquired (the “GT Acquisition Agreement”), through a private foreclosure sale, certain assets of GT Systems, Inc. and its operating affiliates (“GT Systems”) related to the temporary and permanent placement of employees. See also Note 3 to the Condensed Consolidated Financial Statements;

●
Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company, was formed on July 22, 2010. On August 27, 2010, pursuant to a merger, Insurance Overload closed its acquisition of Tri-Overload Staffing, Inc. (“Tri-Overload”), which was renamed Insurance Overload as part of the acquisition (the “Tri-Overload Acquisition”).  Tri-Overload was purchased prior to the Tri-Overload Acquisition on July 20, 2009 by TS Staffing Corp. (“TS Staffing”), an entity wholly-owned by Robert Cassera, a director of the Company. Mr. Cassera also owns Tri-State Employment Services, Inc. (“Tri-State”), which together with its affiliated entities and persons was the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock at June 30, 2011. Because the Company and Tri-Overload were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“U.S. GAAP”) for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on July 20, 2009. See also Note 3 to the Condensed Consolidated Financial Statements;

●
Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company formed on October 18, 2010, acquired through a public foreclosure sale certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 related to the temporary placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Condensed Consolidated Financial Statements; and

●
Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company, was formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”).  Tri-Diamond was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by TS Staffing.  As described above, Mr. Cassera is the sole owner of TS Staffing and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock at June 30, 2011.  Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009. See also Note 3 to the Condensed Consolidated Financial Statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

●
On April 10, 2011, Diamond Staffing acquired (the “Cameo Acquisition”) substantially all the assets of Cameo Personnel Systems, Inc., a New Jersey-based company (“Cameo”).  Cameo provides temporary and permanent employment staffing services and related support services out of its three offices located in New Jersey and as a licensor of Front Line Staffing, Inc, also located in New Jersey.  The purchase price was $750, of which $350 was paid on the acquisition date and $400 is included in the Company’s long term debt as of June 30, 2011.

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

2.           Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and the rules of the Securities and Exchange Commission (“SEC”).  The accompanying condensed consolidated balance sheet as of September 30, 2010 has been restated to reflect the acquisitions of Insurance Overload and Diamond Staffing that were accounted for using the pooling-of-interest method of accounting.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 2.0% and 2.1% of total revenue for the three months ended June 30, 2011and 2010, respectively, and 2.0% and 1.7% for the nine months ended June 30, 2011 and 2010, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Net Loss per Share

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period.  Diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock.   Diluted loss per share is not computed because any potential additional common stock would reduce the reported loss per share and therefore have an anti-dilutive effect.  The weighted-average number of common shares outstanding does not include the anti-dilutive effect of approximately 1,304 and 866 common stock equivalent shares for the three and nine months ended June 30, 2011, respectively, and 592 common stock equivalent shares for the three and nine months ended June 30, 2010, representing warrants, convertible debt, non-vested shares, shares which have vested but have not been issued and restricted stock units (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

Reclassification

Certain prior period amounts were reclassified to conform to the current year presentation.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries, Accountabilities, CRD, Insurance Overload, ICG Inc. and Diamond Staffing.  Intercompany transactions have been eliminated in consolidation.

Interim Financial Information

The condensed consolidated financial information as of and for the three months and nine months ended June 30, 2011 and 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

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

3.           Acquisitions

GT Systems, Inc. and Affiliated Companies

On April 5, 2010, the Company, through its wholly-owned subsidiary, CRD, acquired, through a private foreclosure sale, certain assets of GT Systems for $3,000 (the “Purchase Price”) of which $750 was paid at the closing with the balance payable in four quarterly installments of $250 and thereafter, 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the Purchase Price has not been fully paid, then any remaining balance is due and payable by CRD at that time. CRD’s obligation to make the required payments is guaranteed by the Company, and is secured by a pledge of 4,257 shares of the Company’s common stock to the seller.  Pursuant to the GT Acquisition Agreement, the Company exercised its right to repurchase 2,323 of the pledged shares during the third fiscal quarter of 2011 and expects to receive these shares in the fourth fiscal quarter of 2011.  These pledged shares are not treated as outstanding, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q. Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

The following table presents the allocation of the Purchase Price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195
Sales representative network	2,055
Property, plant and equipment	750
Total Purchase Price	$3,000

In addition, CRD has entered into a three year consulting agreement with GT Systems’ former owner for his assistance with the administration of the business and maintenance of customer and client relationships. Compensation to be paid under the consulting agreement includes an annual payment of $200, 0.4% of the gross sales of each pay period, and an additional 0.6% of the annual gross sales in excess of $80,000 on an annual basis until April 5, 2013.

As a result of the acquisition, the Company recorded $446 of other income for fees earned pursuant to a services agreement with an affiliate of GT Systems which the Company performed through the quarter ended December 31, 2010, and amounts earned under a service and collections agreement with the foreclosing party, whereby the Company provided services to assist the foreclosing party in collecting the outstanding receivables of GT Systems prior to its acquisition.  Additionally, in the third quarter of fiscal year 2010, the Company incurred $482 of acquisition-related expenses.

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of GT Systems at the beginning of the nine months ended June 30, 2010:

	Included in the Financial Statements of the Company April 5, 2010– June 30, 2010	Supplemental Pro forma Consolidated October 1, 2009– June 30, 2010

Revenues	$18,286	$61,101

Net loss	$(175)	$(2,667)

Tri-Overload Staffing, Inc.

On August 27, 2010, the Company completed the Tri-Overload Acquisition from TS Staffing through a merger of Tri-Overload into a wholly-owned subsidiary of the Company, Insurance Overload. The purchase price for Tri-Overload was $6,200, which was paid through the issuance of 8,590 shares of the Company’s common stock to a related party. The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.  Insurance Overload operates an insurance-specific staffing business in major cities throughout the United States, furnishing temporary personnel, and makes direct hire placements in both the property/casualty/worker’s compensation insurance industry and the health insurance industry.

The Company incurred $209 in acquisition related costs in the fourth quarter of fiscal year 2010 in connection with the Tri-Overload Acquisition.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

Integrated Consulting Group of NY LLC

On December 14, 2010 (the “Closing Date”), ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to $3,264, (ii) payment of up to $366 for outstanding accounts payable of ICG Seller as of the Closing Date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal  agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

The following table presents the allocation of purchase consideration for the ICG acquisition, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Accounts receivable, net	$5,276
Other net working capital	(2,006)
Property, plant and equipment	71
Backlog	278
Sales representative network	3,324
Non-compete agreement	598
Goodwill	1,316
Total Purchase Price	$8,857

The Company also incurred $407 in acquisition related costs during the first two quarters of fiscal year 2011 in connection with this acquisition.  The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010– June 30, 2011	Supplemental Pro forma Consolidated October 1, 2010– June 30, 2011

Revenues	$15,531	$21,868

Net loss	$(803)	$(1,120)

Tri-Diamond Staffing, Inc.

On January 31, 2011 the Company completed the Tri-Diamond Acquisition from TS Staffing through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000, which was paid through the issuance of 29,412 shares of the Company’s common stock to a related party.  Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses.  The Company incurred $314 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition.  Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company has a dividend payable to TS Staffing of $987 as of June 30, 2011.

A condensed combined summary of operations of the Company giving effect to the pooling of-interest method in conjunction with the Tri-Overload Acquisition and Tri-Diamond Acquisition for the three months and nine months ended June 30, 2010 is presented below:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

	Three Months Ended June 30, 2010
	Corporate Resource Services, Inc.	Tri- Overload Staffing, Inc.	Tri- Diamond Staffing, Inc.	Combined
Revenues	$32,522	$6,495	$26,045	$65,062

Direct cost of producing revenues	25,875	5,175	22,758	53,808

Gross profit	6,647	1,320	3,287	11,254

Operating expenses	6,923	1,408	2,335	10,666

Income (loss) from operations	(276)	(88)	952	588

Interest and other expenses	460	57	191	708

Net income (loss)	$(736)	$(145)	$761	$(120)

Basic and diluted loss per common share	$(0.03)			$0.00

Weighted average shares outstanding – basic and diluted	29,339	8,590	29,412	67,341

	Nine Months Ended June 30, 2010
	Corporate Resource Services, Inc.	Tri- Overload Staffing, Inc.	Tri- Diamond Staffing, Inc.	Combined
Revenues	$60,158	$19,348	$66,134	$145,640

Direct cost of producing revenues	50,788	15,123	56,456	122,367

Gross profit	9,370	4,225	9,678	23,273

Operating expenses	10,651	3,793	8,720	23,164

Income (loss) from operations	(1,281)	432	958	109

Interest and other expenses	2,045	132	505	2,682

Net income (loss)	$(3,326)	$300	$453	$(2,573)

Basic and diluted loss per common share	$(0.13)			$(0.04)

Weighted average shares outstanding – basic and diluted	26,201	8,590	29,412	64,203

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

4.           Intangible Assets and Goodwill

The following table provides a detailed presentation of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill:

	As of June 30, 2011			As of September 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists and relationships (7 to 10 years)	$12,262	$4,430	$7,832	$8,938	$3,188	$5,750
Backlog (6 to 12 months)	766	766	–	488	488	–
Non-competition agreements (2 to 3 years)	709	273	436	111	111	–
Trade name (20 years)	364	43	321	364	28	336
Total	$14,101	$5,512	$8,589	$9,901	$3,815	$6,086

Goodwill (indefinite life)	$8,309		$8,309	$6,243		$6,243

The Company recorded amortization expense for the three months and nine months ended June 30, 2011 of $565 and $1,697, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining three months of fiscal 2011 is $462 and for the fiscal years ending September 30, 2012, 2013, 2014, 2015 and 2016 is $1,722, $1,172, $904, $828 and $771, respectively. On December 14, 2010, the Company, through its wholly-owned subsidiary, ICG Inc., completed the ICG Acquisition and, in conjunction therewith, acquired $1,316 of goodwill and, on April 10, 2011, Diamond Staffing completed the Cameo Acquisition and recognized $750 of goodwill.

5.           Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. (see Note 7(ii)) and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Credit Finance, an operating division of Wells Fargo Bank, National Association (“Wells Fargo”). Accountabilities had participated in the Wells Fargo trade accounts receivable purchase agreements until June 13, 2011 when Accountabilities entered in a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”).  Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by the subsidiaries and affiliates in the aggregate is $50,000 with each subsidiary and affiliate subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of June 30, 2011 and September 30, 2010, trade receivables of $24,511 and $28,415 had been sold and remain outstanding, for which amounts due from Wells Fargo total $3,346 and $2,547, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250. Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements are included in interest expense in the accompanying statements of operations and amounted to $482 for the three months ended June 30, 2011, including $55 from Accountabilities for interest and $40 for termination fees and $504 for the three months ended June 30, 2010, restated to include $57 for Tri-Overload and $191 for Tri-Diamond.  Interest expense due to Wells Fargo for the nine months ended June 30, 2011 is $1,346, including $228 from Accountabilities for interest and $40 for termination fees and $1,010 for the nine months ended June 30, 2010, restated to include $132 for Tri-Overload and $505 for Tri-Diamond.  Tri-State and Robert Cassera, which together with affiliated entities and persons owned approximately 85.9% of our outstanding shares of common stock as of June 30, 2011, have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement Accountabilities entered into with Amerisource, has a term of two years and a maximum borrowing amount of $6,000 with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 5% per annum) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings.   At June 30, 2011 there were $4,366 of trade accounts receivable sold that remain outstanding, for which amounts due from Amerisource total $680.  The Company paid Amerisource $34 in interest for the three and nine months ended June 30, 2011.

Interest expense for the quarter ended June 30, 2011 also included $91 from ICG Inc. (see Note 7(ii)) and a $19 reduction of accrued interest on an outstanding liability.  Interest expense for the nine months ended June 30, 2011 also includes $145 from ICG Inc. (see Note 7(ii)) and $23 of interest on an outstanding liability while interest expense for the nine months ended June 30, 2010 includes $45 of interest on an outstanding liability.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

 6.           Related Parties

Commencing January 2006, TSE-PEO, Inc. (“TSE-PEO”) began providing professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”), also commenced providing such services. Professional employer services rendered include payroll services, administration of benefits and arranging for workers compensation insurance coverage. These arrangements allow us to reduce certain insurance risks and costs and obtain employee benefits at more advantageous rates. TSE-PEO and TS Employment are affiliates of Tri-State, which is wholly-owned by Robert Cassera. The aggregate amount payable to TSE-PEO and TS Employment, due to the timing of invoices received was $11,731 and $7,766 as of June 30, 2011 and September 30, 2010, respectively. The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation insurance. The total amount charged by TSE-PEO and TS Employment for the three months ended June 30, 2011 and 2010 was $85,210 and $60,592, respectively, and for the nine months ended June 30, 2011 and 2010 was $230,595 and $135,302, respectively.  These amounts are inclusive of payroll, withholding taxes and workers compensation costs. The charges for the three and nine months ended June 30, 2010 include $5,912 and $17,367, respectively, incurred by Tri-Overload, and $23,865 and $60,780, respectively, incurred by Tri-Diamond.  Each of TSE-PEO and TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charged its other customers. The Company also received advances from, and owes other amounts to Tri-State totaling $5,384 and $5,096 at June 30, 2011 and September 30, 2010, respectively.

 7.           Long-Term Debt

Long-term debt at June 30, 2011 and September 30, 2010 is summarized as follows:

	June 30, 2011	September 30, 2010
Long-term debt:
ICG Inc. acquisition (i)	$4,246	$–
ICG Inc. asset-based facility and term loan (ii)	1,836	–
CRD acquisition (iii)	1,109	2,000
Tri-Overload acquisition (iv)	–	428
Cameo Acquisition (v)	400	–
Other debt	56	50
Total	7,647	2,478
Less current maturities	4,236	1,478
Non-current portion	3,411	1,000

Related party long-term debt:
CRD acquisition (vi)	750	750
13% unsecured demand note (vii)	104	104
18% unsecured convertible note (viii)	100	100
Demand loans (ix)	50	55
Total	1,004	1,009
Less current maturities	1,004	1,009
Non-current portion	–	–

Total long-term debt	8,651	3,487
Less current maturities	5,240	2,487
Total non-current portion	$3,411	$1,000

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company is obligated to pay an estimated $4,966 which includes an agreement to pay $183 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January, 2011 and continues through July 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller. The Company estimates the value of these payments to be $4,185, approximately $945 of which is estimated to be payable by June 30, 2012.  Additionally, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. The Company estimates the value of these payments to be $598, approximately $297 of which is estimated to be payable by June 30, 2012.

Payments aggregating $720 were paid against ICG Acquisition debt during the nine months ended June 30, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

(ii)
ICG Inc. entered into a Loan and Security Agreement (the “Financing Agreement”) with North Mill Capital, LLC (“North Mill”). Under the Financing Agreement, a term loan was made at closing to ICG Inc. in the amount of $120, which amount was required to be repaid by ICG Inc. in four consecutive monthly installments of $30 that commenced in January 2011. This term loan was fully repaid in April 2011.  Also, a two year $4,200 asset-based facility, with a one year renewal option, was made available to ICG Inc., provided that borrowings under the asset-based facility are at North Mill’s discretion and are limited to the lesser of $4,200 or an amount that is 85% of ICG Inc.’s eligible accounts receivables. The Financing Agreement defines eligible receivables as accounts which are acceptable to North Mill and meet certain eligibility standards which North Mill may revise from time to time. Accounts which will generally not be eligible under such standards include, among others, accounts that are 90 days past its invoice date, accounts owed by any account debtor that has failed to pay 25% or more of its aggregate accounts within 90 days of the invoice date, related party accounts and accounts where the debtor has filed for bankruptcy. Each of the term loan and the asset-based facility are secured by substantially all of ICG Inc.’s assets. Amounts outstanding under the Financing Agreement that are less than or equal to $3,500 shall bear interest at prime plus 7.00% (with a minimum of 10.25%) and for all outstanding amounts exceeding $3,500, the interest rate shall be prime plus 8.50%.

(iii)
In connection with the acquisition of certain assets of GT Systems for $3,000, consummated on April 5, 2010, the Company paid $750 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250 and thereafter 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 4,257 shares of the Company’s common stock being held in escrow.  Pursuant to the acquisition GT Acquisition Agreement, the Company exercised its right to repurchase 2,323 of the pledged shares during the third fiscal quarter of 2011 and expects to receive these shares in the fourth fiscal quarter of 2011.

(iv)
In connection with the acquisition of Tri-Overload on August 27, 2010, the Company assumed a $428 note payable to the party that had previously sold Tri-Overload to TS Staffing on July 20, 2009. It is the Company’s position that the note was satisfied through payments made by the Company to vendors and other creditors on the seller’s behalf.

(v)	In conjunction with the Cameo Acquisition on April 10, 2011 the Company incurred $400 of long term debt to the seller, of which monthly installment payments will begin in August 2011.

(vi)
In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750 on behalf of the Company. Payment of this amount to Tri-State is due on demand. This amount is classified as short term debt.

(vii)
An unsecured demand note was issued March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal amount of $150 and bearing annual interest at 8%. The Company has entered into various forbearance agreements, under which the holder agreed to waive defaults, refrain from exercising its rights and remedies against the Company, and effectively grant forbearance until October 31, 2008, in exchange for an increase in the interest rate to 13% per annum. On October 31, 2008, the Company entered into another forbearance agreement with the holder of the note effectively extending the terms of the original forbearance agreement until October 31, 2009. The Company received a demand for payment of outstanding principal and interest under the note in November 2010. Management contested the amounts due under this obligation and reached an agreement subsequent to June 30, 2011 (See Note 11).

(viii)
A $100 unsecured convertible note and 600 shares of common stock were issued on January 31, 2008 to an affiliate of a director of the Company in exchange for another note that had an outstanding principal balance of $200. This $100 unsecured convertible note was due October 31, 2008, and bore interest at an annual rate of 12%. It is convertible at any time at the option of the holder at a specified price of $0.40 per share. In the first fiscal quarter of 2011, this affiliate converted $40 into 100 unregistered shares, pursuant to the terms of this note. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(ix)
Demand Loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company, exclusive of the one described in vii. The amounts are not subject to interest and are classified as short-term loans and are due and payable upon demand. The Company received a demand for payment of outstanding principal under this demand loan in November 2010. Management is contesting the amounts due under this obligation.

8.	Stock-Based Compensation

In September 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”). Under the terms of the reorganization discussed in Note 1 above, the Company has assumed the Plan and any agreement that continued to remain outstanding pursuant to which restricted stock awards of Accountabilities’ common stock were granted.  Effective October 22, 2009, our Board of Directors terminated the Plan, and as a result, there will be no further stock grants thereunder.  However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the Plan. As of June 30, 2011, there were 253 shares of restricted stock that remained unvested, with a weighted average grant date fair value of $0.33.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

Additionally, during the second fiscal quarter, we granted 750 shares of the Company’s common stock, and 555 restricted stock units in connection with the hiring of two executive officers of the Company and 60 shares to two other employees of the Company.

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume of our common stock and b) private placement valuations. For the nine months ended June 30, 2011 and 2010, compensation expense relating to restricted stock awards was $1,052 and $103, respectively. As of June 30, 2011, there was $322 of total unrecognized compensation cost. The total fair value of the shares that vested during the three and nine months ended June 30, 2011 was $55 and $1,052, respectively.

9.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended June 30,
	2011	2010
Cash paid for:
Interest	$1,502	$1,010
Income Taxes	24	7
Non-cash investing and financing activities:
Stock based compensation	1,052	103
Conversion of accrued interest to unregistered common shares	40	–
Cash paid for acquisition of assets	400	–
Assets acquired for issuance of debt –ICG Inc.	8,857	–

10.	Stockholders’ Equity

In connection with the acquisition of certain assets of GT Systems by CRD on April 5, 2010, the Company issued 4,257 shares of common stock to the foreclosing party as collateral for the debt related to the purchase. These shares are being held in escrow and the Company has the right to repurchase them at $.0001 per share when or as the debt is repaid.  Pursuant to the acquisition agreement, the Company exercised its right to repurchase 2,323 of the pledged shares during the third fiscal quarter of 2011 and expects to receive these shares in the fourth fiscal quarter of 2011.

11.	Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Unremitted Payroll Taxes

Prior to the holding company reorganization, Accountabilities was notified by the IRS and certain state taxing authorities that a business operated though the Accountabilities corporate entity, which had ceased operations at the end of 2004, had accumulated liabilities for unremitted payroll taxes for calendar year 2004. Consequently, we recorded a liability of $700 representing the amount management believed may have been ultimately payable for this liability based upon our knowledge of the events and circumstances at the time. In June 2011 the Company agreed to pay $156 in settlement of this matter in the fourth fiscal quarter of 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, amounts in thousands except per share amounts)

Lease Commitments

At June 30, 2011, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017. Future minimum rental commitments under operating leases are as follows:

Fiscal Years Ending September 30,	Operating Leases
2011	$490
2012	1,613
2013	1,567
2014	1,470
2015	739
Thereafter	96
Total	$5,975

Employment Agreements

The Company has employment agreements with certain key members of management. Each of the agreements may be terminated by the Company and the individual upon advance notice for periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

12.	Subsequent Events

Only July 17, 2011, an affiliate of a former director and officer of the Company waived its rights to an unsecured demand note of $150 (See Note 7 (vii)) and returned 50 shares to the Company in consideration of the Company dismissing a pending action and other terms.

The Company did not have any other material subsequent events from the balance sheet date through the date the interim financial statements were filed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, projections, estimates or objectives concerning our business and rely on historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, and uncertainties that may cause actual results to materially differ from those expressed in any such forward looking statements, including but not limited to those and other factors identified in our annual report on Form 10-K for the fiscal year ended September 30, 2010 and our other reports filed with the Securities and Exchange Commission (“SEC”) and the following:

•	the continued negative impact of the uncertain economic environment in the United States;
•	demand for our services;
•	our ability to attract, train and retain qualified staffing personnel;
•	our ability to remain competitive in obtaining and retaining temporary staffing clients;
•	our ability to continue to recruit qualified temporary personnel and administrative support staff at reasonable costs;
•	our ability to obtain any needed financing;
•	our ability to manage our growth efficiently and effectively;
•	continued performance of our information systems;
•	changes in our clients’ priorities and requirements (including budgetary constraints and cost cutting initiatives);
•	our ability to carry out our business strategy;
•	the loss of key officers and management personnel;
•	the competitive environment for our services;
•	the effect of any potential recognition by us of an impairment to goodwill and intangible assets; and
•	other tax and regulatory issues and developments.

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

Our acquisitions of Tri-Overload Staffing, Inc. (“Tri-Overload”) and Tri-Diamond Staffing, Inc., (“Tri-Diamond”) were required to be accounted for as a pooling of interest from a related party. Our condensed consolidated financial statements as of September 30, 2010 have been restated to include these acquisitions as if they occurred on July 20, 2009 and January 1, 2009 for Tri-Overload and Tri-Diamond, respectively. See Note 1 to the Consolidated Financial Statements.

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

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), Insurance Overload Services, Inc. (“Insurance Overload”), Integrated Consulting Group, Inc. (“ICG Inc.”) and Diamond Staffing Services, Inc.  (“Diamond Staffing”), we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial, clerical and administrative support and insurance related staffing. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States from our New York City headquarters and the operation of 71 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we are able to extinguish debt and incur additional expenses to increase our sales, marketing, and general and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects our operating expenses will continue to grow in absolute dollars as our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

We have financed our growth largely through the issuance of debt as well as advances from our principal shareholder and related companies and have incurred negative working capital. As of June 30, 2011, we had negative working capital of $10,897,000, including approximately $3,404,000 in the current portion of long-term debt as well  as $1,836,000 of borrowings at ICG Inc. as part of an asset-based facility (the “Asset-based Facility”) with North Mill Capital, LLC (“North Mill”). Borrowings permissible under the Asset-based Facility are at North Mill’s discretion and are limited to the lesser of $4.2 million and the amount that is 85% of ICG Inc.’s eligible accounts receivables. The negative working capital at June 30, 2011 also includes liabilities of $5,384,000, which is due and payable to Tri-State Employment Services, Inc. and affiliates (“Tri-State”) for costs charged by Tri-State for professional employment organization services provided by Tri-State to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Additionally, there is $11,731,000 of accrued payroll and related costs at June 30, 2011, which were invoiced by Tri-State in July 2011 but are attributable to June 2011. In addition, as part of the acquisition of Tri-Diamond, the Company has a dividend payable to TS Staffing Corp. (“TS Staffing”), the seller of Tri-Diamond, of $987,000 at June 30, 2011.

Total outstanding debt as of June 30, 2011 was $8,651,000, $254,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in “Working Capital”, to effectively accomplish these objectives.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our existing service offerings, expand our geographic presence and/or further expand and strengthen our existing infrastructure.

 On March 24, 2010, our wholly-owned subsidiary, CRD, entered into a foreclosure and asset purchase agreement (the “GT Acquisition Agreement”) to acquire a portion of the assets of GT Systems, Inc. (“GT Systems”), a staffing company, and certain of its affiliates (collectively referred to as the “GT Entities”), through a private sale by Rosenthal & Rosenthal, Inc. (“Rosenthal”). The transaction closed on April 5, 2010. The acquisition was made to expand the Company’s penetration of the New York tri-state region, diversify the Company’s product offerings, and take advantage of the expected economies of scale.

Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities related to the temporary and permanent placement of employees, and sold the assets to CRD (the “GT Systems Acquisition”) in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 (the “GT Purchase Price”), which is being paid in installments over three years. In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal. Pursuant to the GT Acquisition Agreement, the Company exercised its right to repurchase 2,323,001 of the pledged shares during the third fiscal quarter of 2011 and expects to receive these shares in the fourth fiscal quarter of 2011. These shares are held in escrow and are subject to a stock repurchase agreement between Rosenthal and us, pursuant to which we have the right to repurchase for a nominal price some or all of such shares as the GT Purchase Price is paid. These pledged shares are not treated as outstanding, and are not included in the number of our shares of common stock outstanding on the cover page of this Quarterly Report on Form I0-Q. Tri-State is also a guarantor of CRD’s obligation to pay the GT Purchase Price. We have accounted for this purchase using the acquisition method of accounting and the results of operations of CRD are included in our results from April 5, 2010.

On August 27, 2010, we acquired Tri-Overload from TS Staffing, a related party (the “Tri-Overload Acquisition”). Tri-Overload was merged into a wholly-owned subsidiary of the Company and its name was changed to Insurance Overload Services, Inc. TS Staffing is wholly owned by Robert Cassera, who is a director of the Company. The acquisition purchase price was paid through the issuance of 8,589,637 shares of the Company’s common stock. This stock issuance increased the holdings of our outstanding shares of common stock by Mr. Cassera and TS Staffing, and their affiliated entities and persons, to approximately 74.3% on August 27, 2010. Insurance Overload is in the business of providing temporary and permanent employment services principally to the insurance industry.

Because the Company and TS Staffing and its affiliates are all under common control, the acquisition was recorded using the pooling of interests method as required under United States generally accepted accounting principles (“U.S. GAAP”). Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on July 20, 2009, which is the date Tri-Overload was acquired by TS Staffing. See Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

On December 14, 2010, our   wholly-owned subsidiary, ICG Inc., acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and  translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal, for amounts owed to it by ICG Seller on the Closing Date, which amount is to be paid in installments that commenced in January 2011. ICG Inc. also entered  into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its affiliates, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three-year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.

ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State. We have accounted for this purchase using the acquisition method of accounting and the results of operations of ICG Inc. have been included in our results since December 14, 2010.

On January 31, 2011, the Company completed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Diamond Staffing, Tri-Diamond, TS Staffing, the former sole owner of all of the outstanding shares of Tri-Diamond, and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. Pursuant to the terms and conditions of the Merger Agreement dated January 10, 2011, Tri-Diamond merged with and into Diamond Staffing, with Diamond Staffing continuing as the surviving entity (the “Merger”). The Merger consideration consisted of shares of the Company’s common stock, valued at $25.0 million or $0.85 per share issued. The Merger was reviewed and approved by a special committee of the Board of Directors consisting of an independent director.  The special committee received a fairness opinion which indicated that the purchase price paid by the Company for Tri-Diamond as well as the price per share of the Company’s common stock used to determine the number of shares to be issued, was fair from a financial point of view to the unaffiliated stockholders of the Company.

On April 10, 2011, Diamond Staffing acquired substantially all the assets of Cameo Personnel Systems, Inc. (“Cameo”), a New Jersey-based company (the “Cameo Acquisition”).  Cameo provides temporary and permanent employment staffing services and related support services out of its three offices located in New Jersey and as a licensor of Front Line Staffing, Inc, also located in New Jersey.  The purchase price was $750,000, of which $350,000 was paid on the acquisition date and $400,000 is included in the Company’s long term debt as of June 30, 2011.

TS Staffing is an affiliate of Tri-State and is wholly-owned by Robert Cassera, a director of the Company. Following the consummation of the Tri-Diamond acquisition, Tri-State, together with its affiliated entities (including TS Staffing) and persons, became the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock.

Management continues to seek to complete and integrate acquisitions that may grow or enhance our current service offerings, expand our geographical market presence, and effectively implement our marketing and sales strategies. Currently, management expects acquisitions to continue to constitute a significant portion of any future growth. Completing such acquisitions with unrelated third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms acceptable to us, given our current financial position as discussed below.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles—Goodwill and Other (Topic 350) (“ASU 2010-28”). This ASU amends the Accounting Standards Codification (“ASC”) Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 has required that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is not permitted. The Company cannot presently determine what effect, if any, the application of the amendments in ASU 2010-28 may have on its financial statements.

Results of Operations

The Company’s subsidiaries completed the following acquisitions in fiscal years 2010 and 2011:

●	CRD acquired certain assets of GT Systems, through a private foreclosure sale, on April 5, 2010;
●	Insurance Overload acquired Tri-Overload on August 27, 2010;
●	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010
●	Diamond Staffing acquired Tri-Diamond on January 31, 2011; and
●	Diamond Staffing completed the Cameo Acquisition on April 10, 2011.

As a result, the results of operations of CRD are included in the results of operations for fiscal year 2010 beginning on April 5, 2010.  ICGInc.  and Cameo are included in the results of operations for fiscal year 2011 beginning on December 14, 2010 and April 10, 2011, respectively. The acquisitions of Tri-Overload and Tri-Diamond have been accounted for as a pooling of interests by a related party, and as a result, the Company’s results of operations have been restated to include the results of operations of Tri-Overload as if the Company’s acquisition had occured on July 20, 2009 and Tri-Diamond as if the acquisition had occurred on January 1, 2009, the respective dates each was acquired by the related party.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues

For the three months ended June 30, 2011, revenue increased $25,249,000 or 38.8% to $90,311,000 as compared to $65,062,000 for the three months ended June 30, 2010, which was restated to include $6,495,000 in revenue from Tri-Overload and $26,045,000 from Tri-Diamond. Of the increase in the third fiscal quarter of 2011, $7,290,000 was attributable to ICG Inc. which was acquired after June 30, 2010 from an unrelated third party and, therefore, was not included in restatements of fiscal year 2010 results.

Revenue attributable to Accountabilities decreased by $831,000, or 5.8%, to $13,405,000, in the three months ended June 30, 2011, as compared to $14,236,000 in the comparable period of fiscal 2010 due to the Company’s decision to exit lower margin accounts and an increased competitive environment.   CRD revenues increased $1,505,000 or 8.2% from $18,286,000 for the three months ended June 30, 2010 to $19,791,000 for the three months ended June 30, 2011, primarily due to slightly improved economic conditions as well as a continued focus on restructuring the CRD sales teams.  Insurance Overload revenues increased from $6,495,000 in the third quarter of fiscal 2010 to $7,374,000 in the third quarter of fiscal 2011, an increase of $879,000 or 13.5%. Insurance Overload’s improvement was also due to slightly more favorable economic conditions as well as positive results from a restructuring of its sales force.  Diamond Staffing revenues increased from $26,045,000 in the third quarter of fiscal 2010 to $42,451,000 in the third quarter of fiscal 2011, an increase of $16,406,000 or 63.0%. Diamond Staffing’s improvement was due to strong organic growth, revenues from major customer revenues  added in the second fiscal quarter of 2011 of  $6.0 million and Cameo revenues of $2.7 million as well as revenues from businesses Tri-Diamond acquired prior to Diamond Staffing acquiring Tri-Diamond.

Starting in fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal 2009. However, a portion of the acquired businesses of the former GT Systems, Tri-Overload and Tri-Diamond focused on permanent placement of personnel. The Company recognized approximately $1.8 million and $1.3 million in revenue in the third quarter of fiscal 2011 and 2010, respectively, from this business.

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

For the three months ended June 30, 2011, direct cost of services increased $23,330,000 or 43.4% to $77,138,000 as compared to $53,808,000 for the three months ended June 30, 2010, which was restated to include $5,175,000 in direct cost of services from Tri-Overload and $22,758,000 from Tri-Diamond. Of the increase for the quarter, $6,244,000 was attributable to ICG Inc. Direct cost of producing revenues at Accountabilities decreased by $563,000, or 4.4%  to $12,230,000 as compared to $12,793,000 in the third fiscal quarter of 2010.  This decrease was primarily due to the 5.8% decrease in revenues described above, as well as increases in state unemployment tax rates. CRD’s direct cost of revenues increased $1,369,000 or 10.5% from $13,082,000 for the three months ended June 30, 2010 to $14,451,000 for the three months ended June 30, 2011, primarily due to an 8.2% improvement in revenues.  Insurance Overload’s direct costs of producing revenues increased $713,000 or 13.8% to $5,888,000 in the three months ended June 30, 2011, from $5,175,000 in the comparable period in 2010. This increase was primarily due to Insurance Overload’s 13.5% revenue growth for the quarter ended June 30, 2011.  Diamond Staffing’s direct cost of producing revenue increased $15,567,000 or 68.4% from $22,758,000 for the quarter ended June 30, 2010 to $38,325,000 for the quarter ended June 30, 2011.  The increase was primarily due to Diamond Staffing’s 63.0% revenue growth, including the Cameo acquisition of $2.4 million, increased payroll administration costs and increased payroll tax rates in certain states.

Gross profit

For the quarter ended June 30, 2011, gross profit increased $1,919,000 or 17.1% to $13,173,000 or 14.6% as a percentage of revenues compared to $11,254,000 or 17.3% as a percentage of revenues in the comparable quarter in 2010, which was restated to include $1,320,000 and $3,287,000 in gross profit from Insurance Overload and Diamond Staffing, respectively. Of the increase for the quarter, $1,046,000 was attributable to ICG Inc. and revenue growth partially offset by lower gross margins.  Gross profit at Accountabilities decreased $268,000 to $1,175,000 from $1,443,000 in the previous year. As a percentage of revenues, gross profit for fiscal 2011 decreased to 8.8% at Accountabilities, as compared to 10.1% in the prior year, primarily due to higher state unemployment tax rates. Gross profit at CRD increased $136,000 or 2.6% to $5,340,000 in the three months ended June 30, 2011, compared to $5,204,000 in the quarter ended June 30, 2010 primarily due to revenue growth partially offset by lower margins.  As a percentage of revenues, gross profit at CRD decreased to 27.0% in the fiscal quarter ended June 30, 2011 from 28.5% in the quarter ended June 30, 2010 due to increasing revenues from high volume, lower margin clients and competitive pricing pressure.  Gross profit at Insurance Overload increased $166,000 or 12.6% to $1,486,000 from $1,320,000 in the previous year primarily due to revenue growth. As a percentage of revenue, gross profit for third fiscal quarter of 2011 decreased to 20.2% at Insurance Overload, as compared to 20.3% in the third fiscal quarter of 2010. Gross profit at Diamond Staffing increased $839,000 to $4,126,000 from $3,287,000 in the previous year. As a percentage of revenue, gross profit in the third quarter of 2011 decreased to 9.7% at Diamond Staffing, as compared to 12.6 % in the comparable period of 2010 due to the competitive environment  increased payroll administration costs and increased payroll tax rates in states such as California.

Selling, general and administrative expenses

For the three months ended June 30, 2011, selling, general and administrative expenses increased $1,867,000 or 18.1% to $12,199,000, or 13.5% of revenues, as compared to $10,332,000, or 15.9% of revenues, in the same quarter of fiscal year 2010, which was restated to include $1,324,000 and $2,121,000 from Tri-Overload and Tri-Diamond, respectively.  The dollar increase was primarily due to operating expenses of $865,000 at ICG Inc. and increased selling expenses related to the increase in revenues.  This increase was partially offset by a reduction of a liability due to the Internal Revenue Service of $544,000 that was related to Accountabilities’ business prior to the holding company reorganization.  In addition to this write-off, the decrease in selling general and administrative expenses as a percentage of revenue of 2.4% was due to the efficiencies realized in consolidating the Company’s acquisitions.

Depreciation and amortization

For the three months ended June 30, 2011, depreciation and amortization decreased $137,000 to $643,000 as compared to $780,000 in the three months ended June 30, 2010, which was restated to include $84,000 and $214,000 from Tri-Overload and Tri-Diamond, respectively.  The decrease in the third fiscal quarter occurred despite $281,000 attributable to ICG Inc. The year-over-year net decrease after accounting for CRD and ICG Inc. acquisition-related intangible amortization (adding ICG Inc. to the third quarter 2010 results) of $418,000 is due to certain intangible assets that have been fully amortized.

Other income

For the three months ended June 30, 2010, CRD earned income of $446,000 under a service and collections agreement with Rosenthal, whereby the Company provided services to assist Rosenthal in collecting the outstanding receivables on behalf of the lender and its owner.

Income from operations

The factors described above resulted in a decrease in income from operations of $257,000, from $588,000, restated to include a loss of $88,000 at Tri-Overload and income of $952,000 at Tri-Diamond, in the three months ended June 30, 2010 to $331,000 for the three months ended June 30, 2011. The Company performed these services through the fiscal quarter ended December 31, 2010.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the third quarter of fiscal 2011, interest expense increased $84,000 to $588,000 as compared to $504,000 the same period in fiscal 2010, which was restated to include $57,000 and $191,000 of interest expense from Tri-Overload and Tri-Diamond, respectively. Of this increase, $91,000 was attributable to ICG Inc.  The net decrease (including ICG Inc.) of $7,000 was due to lower weighted average borrowing rates and improved days outstanding on receivables that interest accrued.  The decrease was partially offset by Accountabilities incurring higher financing rates at Amerisource Funding, Inc. (“Amerisource”) from June 13, 2011, a $40,000 termination fee from Wells Fargo Credit Finance operating division (“Wells Fargo Credit Finance”) of Wells Fargo Bank, National Association (“Wells Fargo”) and financing the continued growth of our business.  Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

Acquisition expenses for the three months ended June 30, 2011 decreased $194,000 to $10,000 from $204,000 for the three months ended June 30, 2010.  The expenses in the current quarter were due to the Cameo Acquisition which occurred on April 10, 2011 and the prior year was due to the acquisition of CRD, which occurred on April 5, 2010. These expenses consisted primarily of legal and accounting fees.

Income tax provision

In the quarter ended June 30, 2011 the Company incurred payments of $24,000 related to state income taxes.

Net loss

The factors described above resulted in a net loss of ($291,000) for the three months ended June 30, 2011, as compared to a loss of ($120,000) in the comparable period in fiscal 2010, restated to include a loss of $145,000 and gain of $761,000 from Tri-Overload and Tri-Diamond, respectively, in the three months ended June 30, 2010.

Nine months ended June 30, 2011 compared to nine months ended June 30, 2010

Revenues

For the nine months ended June 30, 2011, revenue increased $100,383,000 or 68.9% to $246,023,000 as compared to $145,640,000 for the nine months ended June 30, 2010, which was restated to include $19,348,000 in revenue from Tri-Overload and $66,134,000 from Tri-Diamond. Of the increase for the nine months ended June 30, 2011, $35,585,000 was attributable to CRD, which was acquired on April 5, 2010 and $15,531,000 was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party.

Revenues attributable to Accountabilities increased by $682,000 or 1.6%, to $42,554,000 in the nine months ended June 30, 2011, as compared to $41,872,000 for the nine months ended June 30, 2010.  CRD revenues increased $38,585,000 from $18,286,000 for the nine months ended June 30, 2010 to $56,871,000 for the nine months ended June 30, 2011, primarily due to the inclusion of the full nine month period in 2011 versus only three months in 2010, slightly improved economic conditions as well as the realization of  our continued focus on restructuring the CRD sales teams. Insurance Overload revenues increased from $19,348,000 in the first nine months of fiscal 2010 to $22,839,000 in the comparable period of fiscal 2011, an increase of $3,491,000 or 18.0%. Insurance Overload’s improvement was due to more favorable economic conditions as well as positive results from a restructuring of its sales force.   Diamond Staffing revenues increased from $66,134,000 in the nine months ended June 30, 2010 to $108,228,000 in the comparable period of fiscal 2011, an increase of $42,094,000 or 63.6%. Diamond Staffing’s improvement was due to strong organic growth, increased revenues from an acquisition in the second fiscal quarter of 2010 of $3.2 million, revenues from major customer revenues added in the second fiscal quarter of 2011 of  $10.0 million and Cameo revenues of $2.7 million.

Starting in fiscal 2009, the Company decided to focus more of its efforts on providing temporary commercial staffing and decrease its activities in the permanent placement of personnel. Consequently, there was no permanent placement revenue and gross profit for the Company in fiscal year 2009. However, a portion of the acquired businesses of the former GT Systems, Tri-Overload and Tri-Diamond focused on permanent placement of personnel. The Company recognized approximately $4.9 million and $2.5 million in revenue in the nine months ended June 30, 2011 and 2010, respectively, from permanent placements.

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

For the nine months ended June 30, 2011, direct cost of services increased $85,102,000 or 69.5% to $207,469,000, as compared to $122,367,000 for the nine months ended June 30, 2010, which was restated to include $15,123,000 in direct cost of producing revenues from Tri-Overload, and $56,456,000 from Tri-Diamond. Of the increase for the nine months ended June 30, 2011, $28,376,000 was attributable to CRD, which was acquired on April 5, 2010 from an unrelated third party and $13,156,000 was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party. Direct cost of revenues at Accountabilities increased $827,000, or 2.2%, to $38,533,000 as compared to $37,706,000 in the first nine months of 2010. This increase was primarily due to the 1.6% increase in revenues described above, as well as increases in state unemployment tax rates. CRD’s direct cost of revenues increased $28,376,000 from $13,082,000 for the nine months ended June 30, 2010 to $41,458,000 for the nine months ended June 30, 2011, primarily due to the inclusion of nine months in 2011 and only three months in the 2010 period, partially offset by competitive pricing pressure.  Insurance Overload’s direct costs of producing revenues increased $2,874,000 or 19.0% to $17,997,000 for the nine months ended June 30, 2011 from $15,123,000 in the comparable period in 2010. This increase was primarily due to Insurance Overload’s 18.0% revenue growth for the nine months ended June 30, 2011.  Diamond Staffing’s direct cost of producing revenue increased $39,867,000 or 70.6% from $56,456,000 for the nine months ended June 30, 2010 to $96,323,000 for the nine months ended June 30, 2011.  The increase was primarily due to Diamond Staffing’s revenue growth of 63.6%, including the Cameo acquisition of $2.4 million,  increased payroll administration costs and higher payroll tax rates in states such as California.

Gross profit

For the nine months ended June 30, 2011 gross profit increased $15,281,000 to $38,554,000 as compared to $23,273,000 in the comparable 2010 period, which was restated to include $4,225,000 in gross profit from Insurance Overload and $9,678,000 from Diamond Staffing. Of the increase for the nine months ended June 30, 2011, $10,209,000 was attributable to CRD, which was acquired on April 5, 2010 from an unrelated third party and $2,373,000 was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party. Gross profit at Accountabilities decreased $145,000 to $4,021,000 from $4,166,000 in the previous year. As a percentage of revenues, gross profit for fiscal 2011 decreased to 9.4% at Accountabilities, as compared to 9.9% in the prior year on higher unemployment costs. Gross profit at CRD increased from $5,204,000, or 28.5% of revenues, $10,209,000 to $15,413,000, or 27.1% of revenues. The dollar increase was due to a full nine months in the 2011 period versus only three months in the 2010 period, while the margin decrease was due to increasing revenues from high volume, lower margin clients and competitive pricing pressure.  Gross profit at Insurance Overload increased $617,000 to $4,842,000 from $4,225,000 in the previous year. As a percentage of revenue, gross profit year-to-date 2011 decreased to 21.2% at Insurance Overload, as compared to 21.6% in the comparable period of 2010 due to increased administrative costs. Gross profit at Diamond Staffing increased $2,227,000 to $11,905,000 from $9,678,000 in the previous year. As a percentage of revenue, gross profit year-to-date 2011 decreased to 11.0% at Diamond Staffing, as compared to 14.6% in the comparable period of 2010 due to the competitive environment, increased payroll administration costs and higher payroll tax rates in states such as California.

Selling, general and administrative expenses

For the nine months ended June 30, 2011, selling, general and administrative expenses increased $14,487,000 or 65.8% to $36,499,000, or 14.8% of revenues, as compared to $22,012,000, or 15.1% of  revenues, in the same period of fiscal year 2010, which was restated to include $3,593,000 and $7,970,000 from Tri-Overload and Tri-Diamond, respectively.  Of the increase for the nine months ended June 30, 2011, $9,739,000 was attributable to CRD, which was acquired on April 5, 2010 from an unrelated third party and $1,993,000 was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party.  Additionally, the Company accrued $1,052,000 of stock compensation expense in the nine months ended June 30, 2011, an increase of $949,000 over the nine months ended June 30, 2010, as the Company awarded equity grants to two newly appointed executive officers and incurred increased costs on higher revenues, but the leveraging an increasing revenue base decreased selling, general and administrative expenses as a percentage of revenues by 0.3%.  Also, in the quarter ended December 31, 2010, increased legal and workers’ compensation costs and other charges totaling approximately $1.6 million at Diamond Staffing were offset by the elimination of certain reserves and long term debt at Insurance Overload of approximately $1.0 million.  This net increase was partially offset by a reduction of a liability due to the Internal Revenue Service of $544,000 that was related to Accountabilities’ business prior to the holding company reorganization.

Depreciation and amortization

For the nine months ended June 30, 2011, depreciation and amortization increased $307,000 to $1,905,000 as compared to $1,598,000 in the nine months ended June 30, 2010, which was restated to include $200,000 and $750,000 from Tri-Overload and Tri-Diamond, respectively.  Of the increase for the nine months ended June 30, 2011, $211,000 was attributable to CRD, which was acquired on April 5, 2010 from an unrelated third party and $631,000 at ICG Inc., which was acquired on December 14, 2010 from an unrelated third party. The year-over-year net decrease after accounting for CRD and ICG Inc. acquisition-related intangible amortization (adding CRD and ICG Inc. to the year-to-date 2010 results) of $535,000 is due to certain intangible assets that have been fully amortized.

Other income

Other income of $40,000 and $446,000 for the nine months ended June 30, 2011 and 2010, respectively, was attributable to CRD for amounts earned under a service and collections agreement with Rosenthal, whereby the Company provides services to assist Rosenthal in collecting the outstanding receivables on behalf of the lender and its owner.  The Company performed these services through the fiscal quarter ended December 31, 2010.

Income from operations

The factors described above resulted in an increase in income from operations of $81,000 from $109,000 for the nine months ended June 30, 2010, restated to include income of $432,000 and $958,000 at Tri-Overload and Tri-Diamond, respectively, to income of $190,000 for the nine months ended June 30, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first nine months of fiscal 2011, interest expense increased $493,000 to $1,548,000 as compared to $1,055,000 in the comparable period of fiscal 2010, which was restated to include $132,000 and $505,000 of interest expense from Tri-Overload and Tri-Diamond, respectively. Of the increase for the nine months ended June 30, 2011, $273,000 was attributable to CRD, which was acquired on April 5, 2010 from an unrelated third party and $145,000 was attributable to ICG Inc., which was acquired on December 14, 2010. Interest expense at Accountabilities increased by $41,000 or 18.4%, to $264,000 for the first nine months of fiscal 2011 due primarily to higher financing rates at Amerisource from June 13, 2011 and a $40,000 termination fee from Wells Fargo Credit Finance partially offset by a negotiated reduction in debt with a note holder of approximately $550,000 and the assumption of approximately $1.2 million of debt by Tri-State in exchange for 6,000,000 shares of our common stock in the first two quarters of fiscal year 2010.  The remaining increase was due to financing the growth of the business.  Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

We incurred acquisition expenses of $731,000 and $204,000 for the nine months ended June 30, 2011 and June 30, 2010, respectively. Expenses for the period ended June 30, 2011 were incurred for expenses relating to the ICG Inc. acquisition on December 14, 2010, Tri-Diamond acquisition on January 31, 2011 and Cameo Acquisition on April 10, 2011 of $407,000, $314,000 and $10,000, respectively, while expenses for the period ended June 30, 2010 related to the acquisition of CRD on April 5, 2010. These expenses consisted primarily of legal and accounting fees.

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

Income tax provision

For the nine months ended June 30, 2011 the Company incurred payments of $24,000 due to state income taxes.

Net loss

The factors described above resulted in a net loss of ($2,113,000) for the nine months ended June 30, 2011 as compared to a net loss of ($2,573,000) in the comparable period in fiscal 2010, restated to include gains of $300,000 and $453,000 from Tri-Overload and Tri-Diamond, respectively, in the nine months ended June 30, 2010.

Liquidity and Capital Resources

Cash Flows

We have been relying on funding from related parties to supplement cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection and proceeds from issuance of our common stock to satisfy our working capital requirements and to fund acquisitions. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to further seek additional reductions in operating expenditures and/or increases in operating efficiencies.

At June 30, 2011, cash was $484,000, an increase of $230,000 from $254,000 as of September 30, 2010.

Net cash flows provided by operating activities during the nine months ended June 30, 2011, were $1,586,000 as compared to ($366,000) used in operating activities during the same period of the prior year. This increase of $1,952,000 reflects net cash inflows from trade accounts receivables of $3,236,000, an increase in cash generated adjustments to reconcile net loss to operating activities of $380,000 partially offset by a decrease in cash used in payables and accrued wages and related obligations due to Tri-State of ($1,492,000), and an increase in prepaid expenses and other assets of ($172,000).

Net cash used in investing activities during the nine months ended June 30, 2011, increased $457,000 to ($438,000) from ($19,000) during the same period of the prior year, due primarily to investments in the acquisition of ICG Inc. and Cameo of $50,000 and $350,000, respectively, and an increase in capital expenditures of $19,000.

Net cash used in financing activities during the nine months ended June 30, 2011, increased by $1,273,000 to ($918,000) from cash provided by financing activities of $355,000 during the same period of the prior year. This increase was due to a decrease in net advances from related parties of ($1,480,000), partially offset by a decrease in net repayments on long-term debt and the Asset-based Facility of $207,000.

Reliance on Related Parties

The Company has been relying on funding from related parties in order to meet its liquidity needs, such as the debt described above. Management believes that the advantages the Company derived from obtaining funding from related parties include a shortened length of time to identify and obtain funding sources and the lack of agent or broker compensation often deducted from gross proceeds available to the Company. Management anticipates the Company will continue to have significant working capital requirements to fund its growth and operations, and to the extent the Company does not generate sufficient cash flow from operations to meet these working capital requirements, the Company will continue to seek other sources of funding, including through the issuance of related party debt.

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations. As of June 30, 2011 current liabilities exceeded current assets by $10,897,000. However, subsequent to June 30, 2011, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies.

Working Capital

As of June 30, 2011, we had negative working capital of ($10,897,000).  The largest component of the negative working capital at June 30, 2011 is $11,731,000 that is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services provided by Tri-State to us, which arise and are paid in the ordinary course of business, normally on a weekly basis. Other large components of the negative working capital are amounts due to related parties of $5,384,000, and the current portion of long-term debt of $5,240,000, $1,004,000 of which represents the current portion of related party long-term debt. Within the current portion of long-term debt, $254,000 is past due or due upon demand as explained further below.  Total outstanding debt as of June 30, 2011 was $8,651,000. The working capital deficit of ($10,897,000) as of June 30, 2011 represents an increase in the deficit of $876,000 as compared to a working capital deficit of ($10,021,000) as of September 30, 2010. In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

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

c)
On February 5, 2010, we entered into a settlement and release agreement with the former owner of Restaff Services, Inc. (“ReStaff”), whereby all obligations we owed to ReStaff were released in exchange for a series of payments totaling $545,000. These obligations included the remaining principal of $1,056,000 outstanding on a note, $75,000 previously included in demand loans and $34,000 in accrued interest payable.

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
On March 24, 2010, CRD entered into a foreclosure and asset purchase agreement to acquire a portion of the assets of GT Systems, Inc., a staffing company, and certain of its affiliates, collectively referred to as the GT Entities, through a private sale by Rosenthal & Rosenthal, Inc., or Rosenthal. The transaction closed on April 5, 2010. Pursuant to the GT Acquisition Agreement, Rosenthal foreclosed on certain assets of the GT Entities, related to the temporary and permanent placement of employees, and sold the assets to CRD in a secured creditor’s private sale under Article 9 of the Uniform Commercial Code for $3,000,000 in cash, or the Purchase Price. In connection with our guarantee of the obligation of CRD to pay the GT Purchase Price, on April 5, 2010 the Company issued 4,257,332 shares of the Company’s common stock to Rosenthal. These shares are held in escrow and are subject to a stock repurchase agreement, dated April 5, 2010, between Rosenthal and us, pursuant to which we have the right to repurchase some or all of such shares as the Purchase Price is paid. Pursuant to the acquisition agreement, the Company exercised its right to repurchase 2,323,001 of the pledged shares during the third fiscal quarter of 2011 and expects to receive these shares in the fourth fiscal quarter of 2011.  These shares are not treated as outstanding for these financial statements, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Quarterly Report on Form 10-Q. Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

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

g)
In connection with our acquisition of CRD, on April 5, 2010, Tri-State provided the initial down payment of $750,000. In addition, Tri-State has made the first installment payment of $250,000 due in July and CRD made the payments due since October 2010.

h)	In connection with the ICG Acquisition, Tri-State provided ICG Seller $250,000 prior to the close of the acquisition on December 14, 2010

i)	In connection with the acquisition of Tri-Diamond, the Company agreed to make a dividend payment of $987,000 to TS Staffing that was payable as of June 30, 2011.

j)
Tri-State has provided further financial accommodations to us by allowing us to delay from time to time amounts due to Tri-State under our professional services arrangement with Tri-State’s affiliates.

k)
We are aggressively managing cash and expenses with activities such as seeking additional efficiencies in our operating offices and corporate functions (including headcount reductions, if appropriate), improving our accounts receivable collection efforts and obtaining more favorable vendor terms.

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through June 30, 2012. The Company’s subsidiaries, other than ICG Inc. (see Note 7(ii) of the Condensed Consolidated Financial Statements) and Accountabilities, have entered into trade account receivable purchase agreements with Wells Fargo Credit Finance. Accountabilities had participated in the Wells Fargo trade accounts receivable purchase agreements until June 13, 2011 when Accountabilities entered into a similar trade accounts receivable purchase agreement with Amerisource.  Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by the subsidiaries in the aggregate is $50 million, with each subsidiary subject to a limit on the amount of trade receivables that it may individually sell to Wells Fargo. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of June 30, 2011 and September 30, 2010, trade receivables of $24,511,000 and $28,415,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $3,346,000 and $2,547,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $1,346,000 for the nine months ended June 30, 2011 and $1,010,000, restated to include $132,000 for Tri-Overload and $505,000 for Tri-Diamond, respectively, for the nine months ended June 30, 2010.

The trade accounts receivable purchase agreement Accountabilities entered into with Amerisource, has a term of two years and a maximum borrowing amount of $6,000,000 with an advance rate of 90%. The agreement provides for an interest rate is the prime rate plus 1% (with a minimum rate of 5% per annum) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings.   At June 30, 2011 there were $4,366,000 of trade accounts receivables sold that remain outstanding, for which amounts due from Amerisource total $680,000.  The Company paid Amerisource $34,000 in interest for the three and nine months ended June 30, 2011.

Interest expense for the quarter ended June 30, 2011 also included $91,000 from ICG Inc. (see Note 7(ii) of the Condensed Consolidated Financial Statements) and a $19,000 reduction of accrued interest on an outstanding liability.  Interest expense for the nine months ended June 30, 2011 also includes $145,000 from ICG Inc. (see Note 7(ii) of the Condensed Consolidated Financial Statements) and $23,000 interest on an outstanding liability while interest expense for the nine months ended June 30, 2010 includes $45,000 of interest on an outstanding liability.

Sales of Common Stock

The Company did not issue any shares of its common or preferred stock in the third fiscal quarter of 2011.

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

Stock-Based Compensation. We calculate stock-based compensation expense using the fair value method required by U.S. GAAP.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the requisite service periods.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4. CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, we noted that certain changes to the design of our disclosure controls and procedures had not been made that were necessary to reflect significant changes that occurred in our senior management and board of directors. Due to this, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

During the third fiscal quarter of 2011, we continued implementing the process of remediating the material weaknesses in internal controls over financial reporting identified in our assessment as of our fiscal year end September 30, 2010.  This process has included changes to our internal controls over financial reporting, which include adding a Chief Financial Officer and a Controller to our management team as well improving the internal control environment, including segregation of duties and establishing a uniform periodic financial review process.

Part II	Other Information

Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended June 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity at June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended June 30, 2011 and June 30, 2010 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).(1)

(1) In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Resource Services, Inc.

Date: August 15, 2011	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Corporate Resource Services, Inc.

Date: August 15, 2011	By: /s/ Scott Schecter
Scott Schecter
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)