Form 10-K
period 2011-09-30
Corporate Resource Services, Inc.
filed 2011-12-28
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number 000-30734

CORPORATE RESOURCE SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Broadway, 11th Floor
New York, New York10038
(Address of principal executive offices)

(646) 443-2380
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on March 31, 2011, was $8,358,000 based upon 8,798,000 shares held by non-affiliates.

The number of shares of common stock, $0.0001 par value, outstanding as of December 23, 2011 was 86,204,056, which does not include the 16,839,160 shares that we have agreed to issue to Robert Cassera on or before December 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, excluding those statements that relate purely to historical information, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, without limitation, statements relating to plans, objectives, goals, strategies and future events or performance, as well as the assumptions upon which such statements are based.  The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, “project”, “strategy”, “future”, “opportunity”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result” and similar expressions or phrases are generally intended to identify forward-looking statements.  Such statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.  Among the key factors that may have a direct bearing on our expected operating results, performance or financial condition are:

●	our ability to satisfy our working capital requirements;

●	our ability to identify suitable acquisition candidates or investment opportunities;

●	our ability to integrate any acquisitions made and fully realize the anticipated benefits of these acquisitions;

●	successor liabilities that we may be subject to as a result of acquisitions;

●	material employment related claims and costs as a result of the nature of our business;

●	our ability to retain key management personnel;

●	the financial difficulty of our clients, which may result in nonpayment of amounts owed to us;

●	significant economic downturns resulting in reduced demand for our services;

●	our ability to attract and retain qualified temporary personnel, who possess the skills and experience necessary to satisfy our clients;

●	our ability to raise additional capital;

●	our ability to achieve and manage growth;

●	the continued cooperation of our creditors;

●	our ability to diversify our client base; and

●	other factors discussed in Item 1A of this Annual Report under the caption “Risk Factors” and from time to time in our filings with the Securities and Exchange Commission.

The risks discussed in this Annual Report are not intended to represent a complete list of all risks and uncertainties inherent to our business, and we undertake no obligation to update or publicly revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References to “the Company”, “we”, “us” and “our” in this Annual Report refer to Corporate Resource Services, Inc., including its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

PART I

ITEM 1.	BUSINESS

Overview

Corporate Resource Services, Inc., a Delaware corporation, was formed on December 15, 2009 for the purpose of acting as a holding company with operating subsidiaries in staffing and other related businesses.  We provide diversified staffing, recruiting and consulting services through our wholly-owned subsidiaries, which include:

●	Accountabilities, Inc. (“Accountabilities”);

●	Corporate Resource Development, Inc. (“CRD”);

●	Insurance Overload Services, Inc. (“Insurance Overload”);

●	Integrated Consulting Group, Inc. (“ICG Inc.”);

●	Diamond Staffing Services Inc. (“Diamond Staffing”); and

●	TS Staffing Services, Inc. (“TS Staffing”), which was acquired on November 21, 2011.

We provide temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing.  Light industrial services include assignments for warehouse work (such as general laborers, stock clerks, material handlers, order pickers, forklift operators and shipping/receiving clerks), manufacturing work (including production, assembly and support workers, merchandise packers and machine operators), general services (such as maintenance and repair personnel, janitors and food service workers) and distribution. Clerical and administrative support services include placements satisfying a range of general business needs, including data entry processors, customer service representatives, receptionists and general office personnel.  Insurance related staffing principally focuses on supporting insurance companies’ temporary and permanent staffing needs.  We also provide engineers, lab technicians and scientists to companies such as pharmaceutical companies and utilities.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies, which acquisitions are described in more detail under the “Company History” section of this Item 1.  We provide these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies.  Although our business is not regionally focused, we have developed a bicoastal concentration as 62 of our 98 staffing and recruiting offices nationwide are located in California, New Jersey, Massachusetts, New York and Pennsylvania.  As we continue to grow, we expect to capitalize on more expansion opportunities in the midwestern states to increase our national presence.

We conduct all of our business in the United States through our New York City headquarters and our staffing and recruiting offices.

Seasonality

Our business is seasonal in nature, with demand for our services generally at its highest point during our first and fourth quarters (with our strongest performance occurring in the first quarter) and lowest during our second quarter. This is normally a result of our customers increasing their temporary workforces for the holiday season and then decreasing it soon thereafter. As a result, we typically experience a seasonal decrease in our second quarter revenues compared with first quarter revenues

Customers

We are not dependent on any single customer, or a limited segment of customers. Our largest single customer accounted for less than 10% of our total revenue in 2011.

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations.  Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation.  We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects.  However, any material change in federal, state or local regulation of staffing services could have an adverse effect on us.

Environmental Concerns

Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Marketing and Sales

We use five principal channels for marketing our services and promoting our brand: (1) client-paid and Company-paid advertising for vacant positions; (2) public relations to promote our services; (3) our Web site and the Internet generally, both for promoting the Company’s services to clients and attracting candidates; (4) job fairs; and (5) directed selling efforts.  Each of our regional staffing and recruiting offices maintains sales personnel responsible for effectuating our marketing strategy to clients and candidates.  In total, we have approximately 200 sales personnel nationwide.

Competition

Our staffing services face competition in attracting clients as well as skilled specialized employment candidates. In providing staffing services, we operate in a competitive, fragmented market and compete for clients and candidates with a variety of organizations that offer similar services. Our principal competitors include:

●	traditional and Internet-based staffing firms and their specialized divisions;

●	the in-house resources of our clients; and

●	independent contractors.

We compete for clients on the basis of the quality of employment personnel, the timely availability of personnel with requisite skills, the scope and price of services and the geographic reach of services. Although we believe we compete favorably with our competitors, many of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do.

The general temporary staffing industry is highly competitive with few barriers to entry. We believe that the majority of companies offering these services are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger full-service and specialized competitors in local, regional, national and international markets. Competitors offering general temporary staffing services nationally and similar to ours include companies such as Adecco SA, Spherion Corporation (commercial staffing segment), Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc. and Randstad North America. Many of our principal competitors have greater financial, marketing and other resources than we do. In addition, there are a number of medium-sized firms that compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

We believe that the competitive factors in obtaining and retaining customers include understanding customers’ specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules.

Employees

We estimate that we have approximately 435 full-time staff employees.

Company History

The following summarizes certain recent developments with respect to our corporate history:

●
In fiscal year 2009, Tri-State Employment Services, Inc. (“TSE”), together with its affiliates, obtained control of the Company through beneficial ownership of more than a majority of our outstanding shares of common stock, par value $0.0001 per share (the “Stock”), through a series of Stock purchases.  As of the date hereof, TSE and its related persons own approximately 87.9% of our Stock.

●
In the third quarter of fiscal year 2009 and first quarter of fiscal year 2010, we discontinued our CPA Partner on Premise Program and Direct Professional Accounting Service Offerings, respectively, both of which provided accounting related services. We made these decisions after reviewing the historical operating losses of these operations, and in order to focus our efforts on our core business of offering light industrial and administrative services.

●
On February 23, 2010, we completed a holding company reorganization by merging Accountabilities, formerly our parent company, into our wholly-owned subsidiary.  As a result of the reorganization, the former holders of Accountabilities’ common stock acquired shares of our Stock, and immediately following the reorganization, our capitalization and consolidated assets, liabilities and stockholders’ equity were the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

●
On April 5, 2010, CRD, our newly formed, wholly-owned subsidiary, acquired, through a private foreclosure sale, a portion of the assets of GT Systems, Inc. and its affiliated companies (“GT Systems”) related to the temporary and permanent placement of employees (the “GT Systems Acquisition”).  The purchase price for this acquisition was $3 million (the “GT Purchase Price”), which is being paid over a three-year period by CRD.  CRD’s obligation to make the required payments is guaranteed by us, and was secured by a pledge of 4,257,332 shares of our Stock to the payee.  Pursuant to the GT Systems Acquisition agreement, the Company exercised its right to repurchase 2,323,001 shares of Stock at par value from the pledged shares during the third fiscal quarter of 2011.  The pledged shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of Stock outstanding on the cover page of this Annual Report.  TSE is also a guarantor of CRD’s obligation to pay the GT Purchase Price.  In connection with the acquisition, CRD entered into a consulting agreement with the former owner of GT Systems, which agreement was amended and restated as part of the ICG Acquisition (as defined below).  The consulting agreement and the amended and restated consulting agreement are more fully described in Note 3 to the Consolidated Financial Statements.

●
Insurance Overload, a wholly-owned subsidiary of the Company, was formed on July 22, 2010.  On August 27, 2010, pursuant to a merger, Insurance Overload acquired Tri-Overload Staffing Inc. (“Tri-Overload”), an entity engaged in the business of providing temporary and permanent employment services and related support services to the insurance industry (the “Tri-Overload Acquisition”).  The purchase price for this entity was $6.2 million, which was paid through the issuance of 8,589,637 shares of our Stock to a related party.  The number of shares issued was based upon a negotiated $0.7218 price per share for our Stock that was determined using volume weighted historical market prices.

●
ICG Inc., a wholly-owned subsidiary of the Company, was formed on October 18, 2010.  On December 14, 2010, ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”).  The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the closing date under its credit facility, which amounted to approximately $3.2 million, (ii) payment of $366,000 for outstanding accounts payable of ICG Seller as of the closing date, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the closing date and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the closing date, which was paid during 2011.  ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the two years following the closing date, and 2% of its net sales for the three-year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller, Eric Goldstein, pursuant to which Mr. Goldstein agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing December 14, 2010, in exchange for payment by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing December 14, 2010.  ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by TSE.

Simultaneously with the ICG Acquisition, ICG Inc. entered into a $4.5 million loan and security agreement, the proceeds of which were used to pay for the existing accounts receivable and other obligations related to this acquisition.

●
Diamond Staffing, a wholly-owned subsidiary of the Company, was formed on October 7, 2010. On January 31, 2011, through a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”).  The purchase price for this entity was $25 million which was paid through the issuance of 29,411,765 shares of Stock to a related party.  The number of shares issued was based upon a negotiated $0.85 price per share of Stock, which was determined using volume weighted historical market prices.

●
On April 10, 2011, Diamond Staffing acquired substantially all the assets of Cameo Personnel Systems, Inc. (the “Cameo Acquisition”), a New Jersey-based company (“Cameo”).  Cameo provides temporary and permanent employment staffing services and related support services out of its three offices located in New Jersey and as a licensor of Front Line Staffing, Inc., also located in New Jersey.  The purchase price was $750,000, of which $350,000 was paid on the acquisition date and $400,000 is being paid over a three-year period.

●
On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company (the “Board”).  Pursuant to the terms of the Acquisition and Share Exchange Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of Stock, which is the number of shares, valued at $0.8611 per share, equal to $30 million, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 shares of Stock were issued in exchange for an equal number of shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition.  The shares previously held by TS Staffing were cancelled upon completion of the TS Staffing Acquisition.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available to the holders of our securities, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available upon request addressed to our Controller, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS

We have significant working capital requirements but have historically experienced negative working capital balances.  If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

We require significant amounts of working capital to operate our business and pay expenses relating to the employment of temporary employees.  Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers.  We finance our operations primarily through sales of our receivables to financial institutions with recourse, issuances of debt, including debt issued to related parties, and through cash generated by our operating activities.

We have, in the past, been required to manage our cash aggressively to ensure adequate funds to meet working capital requirements and to service debt. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible, and seeking to generate cash from a variety of other sources.

There is no assurance that we will generate the necessary net income or operating cash flows to meet our working capital requirements and pay our debt as it becomes due in the future due to a variety of factors, including the cyclical nature of the staffing industry and other factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including attempting to reduce fixed costs (for example, further reducing the size of our administrative work force), curtailing or reducing planned capital additions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

We have historically experienced periods of negative cash flow from operations and investment activities, and as of September 30, 2011 and September 30, 2010, we had negative working capital balances of $10,147,000 and $10,021,000, respectively.  Any increase or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

We are heavily reliant on accounts receivable sales agreements to fund working capital requirements and any termination of such agreements may adversely affect our business.

We fund, in part, our working capital requirements with the proceeds from accounts receivable sales agreements.  CRD, Insurance Overload, Diamond Staffing and TS Staffing are parties to accounts receivable sales agreements with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which, the maximum amount of accounts receivable that can be sold to Wells Fargo in the aggregate is $50 million.   Accountabilities and ICG Inc. entered into similar trade accounts receivable sales agreements with Amerisource Funding, Inc. (“Amerisource”) on June 13, 2011 and October 18, 2011, respectively.  The maximum borrowing amount under the Accountabilities and ICG Inc. agreements with Amerisource is $6 million and $4.5 million, respectively.

Each of these facilities, subject to exceptions, advances 90% of the assigned receivables’ value upon sale, and 10% upon final collection. As collections reduce previously sold receivables, we may replenish these with new receivables. The risk of bad debt losses on accounts receivables sold is retained by us and receivables sold which become greater than 90 days old (or 150 days old if the receivable is for medical reimbursement for such accounts with Wells Fargo) can be charged back to us by Wells Fargo or Amerisource. Any such increase in accounts receivables older than 90 days (or 150 days if the receivable is for medical reimbursement) and charged back would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

Our accounts receivable sale agreements with Wells Fargo and Amerisource may be terminated upon the occurrence of certain events of default or at any time within their broad discretion. In addition, our majority shareholder and several of his affiliated entities guarantee our obligations under these accounts receivable sale agreements and may terminate such guarantees at any time, which would permit the termination of such agreements by Wells Fargo or Amerisource, as applicable.  In the event of any such termination, we may be unable to finance our operations, and our operations and working capital could be negatively impacted.   In addition, we may be unable to secure alternative arrangements, or any such alternative arrangements may include terms and conditions less favorable to us than under our current accounts receivable sale agreements.  Finding such alternative arrangements may be difficult given the current economic climate and the reduction in the number of entities willing to provide this type of financing. This could adversely affect our ability to secure sufficient working capital to operate our business and to pay expenses. In addition, as a result of a continuing guarantee by each of CRD, Insurance Overload, Diamond Staffing and ourselves, a default under one accounts receivable sale agreement by one of our operating subsidiaries could create financial difficulty for us and the non-defaulting operating subsidiaries.

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth and acquisitions. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing.  No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms’ length negotiations with third parties.

Our principal stockholder, whose affiliated entities are engaged in multiple transactions with us, beneficially owned, together with its affiliated entities and persons, approximately 87.1% of our outstanding shares of Stock as of September 30, 2011, and his interests may conflict with our interests and those of our other shareholders.

TSE and its affiliated persons and entities owned approximately 87.1% of our outstanding shares of Stock as of September 30, 2011.  TSE is wholly-owned by Robert Cassera, a member of the Board.  Transactions between us and affiliates of TSE include the guarantee of our subsidiaries’ obligations under the accounts receivable agreements with Wells Fargo and Amerisource, the provision of professional employer services to our subsidiaries, the exchange of our indebtedness for shares of Stock and the sales of Tri-Overload and TS Staffing to us.  The interests of TSE and its affiliates could conflict with our interests and the interests of our other shareholders.

As a result of such ownership, TSE and its affiliates have the ability to cause the election of all of the members of the Board, appoint new management and approve actions requiring the approval of our shareholders, including amending our certificate of incorporation and merging the Company with or into another entity or selling all or substantially all of our assets. The directors elected by TSE and its affiliates will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. In addition, certain employees of TSE hold management positions in the Company, including Jay Schecter, our Chief Executive Officer, and John Messina, our President, both of whom are also compensated by TSE and receive no salary or bonus compensation directly from us.  We do not have any policies or procedures in places that address potential conflicts of interest arising from Mr. Schecter and Mr. Messina’s employment with TSE and their management responsibilities with us because we do not believe that such a conflict is a material risk given that TSE and the Company are engaged in different businesses.

Additionally, if TSE’s affiliates, TS Employment, Inc. (“TS Employment”) and TSE-PEO, Inc. (“TSE-PEO”), were to cease providing us with professional employer services (which include payroll related administrative services), we may not be able to secure a comparable provider of such services at agreeable rates. Should we be unsuccessful at finding a comparable provider, we may not be able to secure required workers’ compensation insurance on affordable terms. The failure to obtain a comparable provider of workers’ compensation insurance at affordable rates would possibly require significant capital requirements that are not currently available. In addition, we may not be able to pass these increased costs on to our clients, and this would reduce our profit margins.

If we are unable to execute our acquisitions or investments strategy for growing our business, our competitiveness within the industry may suffer, which in turn could adversely affect our business, financial condition and results of operations.

We have supplemented our internal growth through acquisitions, including the ICG Acquisition in December 2010, the Tri-Diamond Acquisition in January 2011, the Cameo Acquisition in April 2011 and the TS Staffing Acquisition in November 2011.  In the future, we expect to continue to grow through additional acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

●	We may not be able to identify suitable acquisition candidates;

●	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

●
Future acquisitions, investments or joint ventures may require us to issue additional shares of Stock or debt, spend significant cash amounts and could have a material adverse effect on our operating results;

●
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

Acquisitions of additional companies could have an adverse effect on our liquidity, results of operations and cash flows, and could cause our shareholders to have their equity in the Company diluted.

From time to time, we may evaluate or complete acquisitions to expand our service offerings, broaden our customer base or grow our geographic presence. The acquisition and subsequent integration of a business into our corporate structure could, among other things, divert management’s attention away from our existing operations, result in a loss of key personnel or customers of the acquired business or result in the assumption of the unknown liabilities of the acquired entity.  If the acquisition of a business involves a significant cash expenditure, debt incurrence or integration expense, it could have a material adverse effect on our liquidity, results of operation and cash flows.  Furthermore, in the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, shareholders may experience dilution in their equity.

We may be subject to successor liability as a result of acquisitions we have made, which could negatively affect our business, financial condition and results of operations.

The growth of our business has been partially a result of acquisitions we have made.  Although we have endeavored to structure these transactions to minimize exposure to unassumed liabilities, it is possible that under common law and certain statutes, creditors of the entities that sold us these operations could attempt to assert that we have successor liability for obligations of the sellers. Even if any such claim is asserted and is unsuccessful (which management believes would be the case), we could incur substantial fees, expenses and other costs in defending ourselves against it, which could adversely affect our financial condition and results of operations.

We may be exposed to employment-related claims and costs that could have a materially adverse effect on our business, financial condition and results of operations.

Due to the nature of our business of placing workers in the workplace of other businesses on a temporary or permanent basis, we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

●	claims of discrimination and harassment (including sexual harassment claims);

●	wrongful termination or denial of employment;

●	violations of employment rights related to employment screening or privacy issues;

●	incorrect classification of employees, including independent contractors;

●	violations of wage and hour laws;

●	criminal activity;

●	claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets; and

●	immigration related claims.

In addition, some or all of these claims may give rise to litigation, which could be time-consuming to our management and could have a materially negative effect on our business. In some instances, we have agreed to indemnify our customers against some or all of these types of liabilities. We have policies and guidelines in place to help reduce our exposure to these risks and have purchased insurance policies against certain risks in amounts that we currently believe to be adequate, but our insurance may not be sufficient in amount or scope to cover these types of liabilities, and we may not be able to secure insurance coverage for such risks on affordable terms. Should some or all of these claims arise, they may have a material adverse effect on our business, financial condition and results of operations.

Government regulation may significantly increase our costs, including payroll-related costs and unemployment and healthcare taxes, which could negatively affect our financial condition and results of operations.

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance, for our personnel.  Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment.  Workers’ compensation costs may increase in the future if states raise benefit levels and expand the amount of allowable claims.  In addition, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, both of which were passed in 2010, require that we provide healthcare coverage to our temporary employees, and new healthcare requirements may further increase the costs associated with employing temporary workers.  Although we attempt to recover such costs through the rates we charge our customers, there is no assurance that we will be able to pass on all cost increases to our customers.

Unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

Although we are insured through TS Employment for workers’ compensation and medical benefit claims, our costs could be affected by unexpected changes in claim trends, which include the severity and frequency of claims, actuarial estimates and medical cost inflation that could result in costs that are significantly higher. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

We bear the risk of nonpayment from our clients and the possible effects of bankruptcy filings by clients, which could adversely affect our financial condition and results of operations.

If a client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected.  TS Employment and TSE-PEO provide us with professional employment services, which include payroll services, administration of employee benefits, workers’ compensation insurance coverage and accounts receivable collection services.  For work performed prior to the termination of a client agreement, we are obligated to pay the agreed-upon fees to TS Employment and TSE-PEO for providing such services, whether or not our client pays us on a timely basis, or at all. Given the difficult economic environment, there is an increased risk of clients failing to pay or delaying payment, although we are not currently experiencing significant levels of these occurrences. A significant increase in uncollected accounts receivables or customer defaults would have a material adverse effect on our earnings and financial condition. In addition, we would have charge backs on existing accounts receivable and invoices on future sales of accounts receivable generated by such clients under our accounts receivable purchase agreements.

Due to the highly competitive nature of and the low barriers of entry to the temporary staffing industry, we may be unable to compete successfully against existing or new competitors.

We operate in the highly competitive temporary staffing industry, which has low barriers of entry. We compete with larger companies that have greater name recognition, greater financial resources and larger staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular industries or markets. We expect that the level of competition will remain high.  To remain competitive, we must provide superior service and performance on a cost-effective basis to customers. Any failure to do so could have a material adverse effect on our existing business and future prospects.

If we are unable to attract and retain qualified temporary and permanent personnel, the demand for our services could decrease, which in turn could negatively affect our business, financial condition and results of operations.

The failure to identify, recruit, train and place candidates, as well as retain qualified temporary employees over a long period of time, could materially adversely affect our business. Our success depends on our ability to provide clients with highly qualified and experienced personnel who possess the skills and experience necessary to satisfy their needs. Such individuals are in great demand, particularly in certain geographic areas, and are likely to remain a limited resource for the foreseeable future. Consequently, we must continuously evaluate and upgrade our base of available qualified personnel to keep pace with changing customer needs and emerging technologies. Furthermore, a substantial number of our temporary employees during any given year will terminate their employment with us and accept regular staff employment with our customers and others. There can be no assurance that qualified candidates will continue to be available to us in sufficient numbers and on acceptable terms. Additionally, we may not be able to develop training programs to respond to our clients’ changing needs or retain temporary and permanent personnel who we have trained.

In the past, we experienced significant management turnover, which may result in operational inefficiencies that could negatively affect our business.

During fiscal years 2009 and 2010, we experienced significant turnover in our senior management. In fiscal year 2009, we experienced changes in our President and Chief Executive Officer positions.  In fiscal year 2010, our Chief Financial Officer and Vice President of Finance resigned and we appointed a new Chief Financial Officer and President of Sales.  This lack of management continuity, and the resulting lack of long-term history with us, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization or who join us through acquisitions in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.  We did not experience any significant turnover in our senior management in 2011 and do not anticipate any such turnover in the foreseeable future, but should any such significant changes occur, we would be exposed to all of the potentially detrimental effects to our business described above.

We may experience business interruptions that could have an adverse effect on our operations.

We could be negatively affected by natural disasters, fire, power loss, telecommunications failures, hardware or software malfunctions and break-downs, computer viruses or similar events.  Although we have disaster recovery plans in place, we may not be able to adequately execute these plans in a timely fashion.  If our critical information systems fail or are otherwise unavailable, this could temporarily impact our ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect our revenues, operating expenses and financial condition.  A prolonged outage could seriously impact our ability to service customers or hire temporary workers and could seriously threaten the Company.

Our Stock is a thinly traded over-the-counter security that is quoted on the Over-the-Counter Bulletin Board.  We cannot give assurance that our Stock will become more liquid or that it will be listed on a securities exchange.

Our Stock is currently quoted on the Over-the-Counter Bulletin Board (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading price due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our Stock for reasons unrelated to operating performance. Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

We may not be able to meet the listing standards of any stock exchange or be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria, including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices. Because our Stock is quoted on the OTCBB, an investor may find it difficult to obtain accurate quotations of our Stock and may experience a lack of buyers to purchase such Stock or a lack of market makers to support the Stock price. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our Stock to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital and for investors to dispose of their shares of our Stock.

Our Stock is a penny stock. Trading of our Stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our Stock.

Our Stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined in the Rule) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our Stock.

Stockholders may experience future dilution in ownership due to the conversion of existing convertible debt securities into shares of our Stock, the exercise of outstanding warrants or future equity issuances.

As of September 30, 2011, we have outstanding convertible debt securities that may be converted into 250,000 shares of Stock, and outstanding warrants to acquire 56,000 shares of our Stock. We are also in discussions to obtain further financing, which may include the issuance of additional. We may issue additional shares of Stock to finance acquisitions.  Additional issuances of Stock could subject our stockholders to dilution, depending on the prices at which the shares are issued.

Our customer contracts contain termination provisions that could decrease our future revenues and earnings.

Most of our customer contracts can be terminated by the customer on short notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 160 Broadway, 11th Floor, New York, New York, where we have a lease for 2,452 square feet of office space that will expire in December 2016. CRD, our wholly-owned subsidiary, leases approximately 30,000 square feet of office space located at 295 Madison Avenue, New York, New York, for its headquarters and main staffing and recruiting location.  CRD’s lease expires in May 2015.  As of December 23, 2011, we conducted placement activities through our approximately 98 staffing and recruiting offices located in the United States, for which all of the locations are leased with terms expiring at various times through 2017.  We believe that our existing facilities are adequate and suitable for our current operations; however, we may add or subtract additional facilities from time to time in the future as the need arises.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in lawsuits. We are not aware of any pending legal proceedings that are likely to have a material adverse impact on us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Stock is traded on the OTCBB under the symbol “CRRS.” Prior to April 21, 2010, our Stock traded on the OTCBB under the symbol “ACBT.”  The following table shows the reported high and low sale prices for our Stock for the periods indicated, as reported in the OTCBB.  The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
Fiscal Year Ended September 30, 2011
First Quarter	$0.75	$1.04
Second Quarter	0.80	1.05
Third Quarter	0.72	1.02
Fourth Quarter	0.58	0.95
Fiscal Year Ended September 30, 2010
First Quarter	$0.24	$0.50
Second Quarter	0.30	0.75
Third Quarter	0.62	1.50
Fourth Quarter	0.63	1.24

As of December 23, 2011, there were approximately 284 record holders of our Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Stock during the periods presented, and we do not anticipate doing so in the foreseeable future.  We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

EQUITY COMPENSATION PLAN INFORMATION

Effective October 22, 2009, the Board terminated the Accountabilities Equity Incentive Plan (the “Plan”), and as a result, there will be no further grants of shares of Stock thereunder.  However, any unvested shares of Stock granted under the Plan and outstanding at the time of its termination will continue to vest in accordance with the terms of the Plan.  As of September 30, 2011, there were 100,000 shares of restricted Stock that remained unvested under the Plan.

In addition, during the year ended September 30, 2011, the Company granted (a) 750,000 shares of Stock, and 555,000 shares of restricted stock units (“RSUs”) in connection with the hiring of two executive officers of the Company; (b) 60,000 shares of Stock to two other employees of the Company; and (c) 62,500 shares of Stock to an employee in connection with the ICG Acquisition.

Issuances of Unregistered Securities

On November 22, 2010, NGA, Inc., which is owned by Norman Goldstein, a former member of the Board, provided us with notice that it desired to convert $40,000 in outstanding interest under the $100,000 convertible promissory note issued to it by the Company on January 31, 2008.  Pursuant to the terms of the note, we issued 100,000 unregistered shares of Stock to NGA, Inc., at the conversion price of $0.40 per share.  This issuance is exempt from registration pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended (the “Act”).

On August 27, 2010, we issued 8,589,637 unregistered shares of Stock to a related party in satisfaction of the $6.2 million purchase price of Tri-Overload.  Similarly, on January 31, 2011, we issued 29,411,765 unregistered shares of Stock to a related party in satisfaction of the $25 million purchase price for Tri-Diamond.  Finally, on November 21, 2011, we issued 17,999,999 unregistered shares of Stock and agreed to issue an additional 16,839,160 unregistered shares of stock on or before December 31, 2011 to Robert Cassera in satisfaction of the $30 million purchase price of TS Staffing.  We believe that all such issuances were exempt from the registration requirements of the Act pursuant to Section 4(2) thereof as securities involved in transactions that did not constitute public offerings.

Issuer Purchases of Equity Securities

We did not purchase any shares of Stock in the fourth quarter of our 2011 fiscal year.

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

Results of Operations

The Company’s subsidiaries completed the following acquisitions in fiscal years 2010 and 2011:

●	CRD acquired certain assets of GT Systems, through a private foreclosure sale, on April 5, 2010;
●	Insurance Overload acquired Tri-Overload on August 27, 2010;
●	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010;
●	Diamond Staffing acquired Tri-Diamond on January 31, 2011; and
●	Diamond Staffing acquired Cameo on April 10, 2011.

As a result, the results of operations of CRD are included in the results of operations for fiscal year 2010 beginning on April 5, 2010.  ICG Inc. and Cameo are included in the results of operations for fiscal year 2011 beginning on December 14, 2010 and April 10, 2011, respectively. The acquisitions of Tri-Overload and Tri-Diamond have been accounted for as a pooling of interests by a related party, and as a result, the Company’s results of operations have been restated to include the results of operations of Tri-Overload as if the Company’s acquisition had occurred on July 20, 2009 and Tri-Diamond as if the acquisition had occurred on January 1, 2009, the respective dates each was acquired by the related party.

Fiscal year ended September 30, 2011 compared to fiscal year ended September 30, 2010

Revenues

For the year ended September 30, 2011, revenue increased $127.5 million or 58.5% to $345.2 million as compared to $217.8 million for the year ended September 30, 2010, which was restated to include $96.9 million from Tri-Diamond. Of the increase for the year ended September 30, 2011, $40.5 million was attributable to CRD, which was acquired on April 5, 2010 and $23.5 million was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party.

Revenues attributable to Accountabilities increased by $562,000 or 1.0%, to $58.1 million for the year ended September 30, 2011, as compared to $57.6 million for the year ended September 30, 2010.  CRD revenues increased $40.5 million from $36.5 million for the year ended September 30, 2010 to $76.9 million for the year ended September 30, 2011, primarily due to the inclusion of the full twelve month period in 2011 versus only six months in 2010. Insurance Overload revenues increased from $26.9 million in the year ended September 30, 2010 to $30.2 million in the year ended September 30, 2011, an increase of $3.3 million or 12.4%. Insurance Overload’s improvement was due to more favorable economic conditions as well as positive results from a restructuring of its sales force.   Diamond Staffing revenues increased from $96.9 million in the year ended September 30, 2010 to $156.5 million in the comparable period of fiscal 2011, an increase of $59.6 million or 61.5%. Diamond Staffing’s improvement was due to strong organic growth, increased revenues from an acquisition in the second fiscal quarter of 2010 of $2.7 million, revenues from a major customer added in the second fiscal quarter of 2011 of $14.1 million and Cameo revenues of $5.7 million.

A portion of the acquired businesses of the former GT Systems by CRD focused on permanent placement of personnel. The Company recognized approximately $6.7 million and $3.1 million in revenue in the years ended September 30, 2011 and 2010, respectively, from permanent placements, primarily from CRD.

Direct cost of producing revenues

Tri-State affiliates provide professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers’ compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services.

For the year ended September 30, 2011, direct cost of services increased $110.0 million or 60.5% to $291.8 million, as compared to $181.8 million for the year ended September 30, 2010, which was restated to include $82.8 million in direct cost of producing revenues from Tri-Diamond. Of the increase for the twelve months ended September 30, 2011, $29.2 million was attributable to CRD and $20.6 million was attributable to ICG Inc., which was acquired on December 14, 2010 from an unrelated third party. Direct cost of revenues at Accountabilities increased $1.0 million, or 1.9%, to $52.7 million as compared to $51.7 million in the twelve months ended September 30, 2010. This increase was primarily due to the 1.0% increase in revenues described above, as well as increases in state unemployment tax rates. CRD’s direct cost of revenues increased $29.2 million from $26.7 million for the year ended September 30, 2010 to $55.8 million for the year ended September 30, 2011, primarily due to the inclusion of twelve months in 2011 and only six months in the 2010 period.  Insurance Overload’s direct costs of producing revenues increased $2.9 million or 14.2% to $23.5 million for the twelve months ended September 30, 2011 from $20.6 million in the comparable period in 2010. This increase was primarily due to Insurance Overload’s 12.4% revenue growth for the twelve months ended September 30, 2011 as well as increased administrative expense.  Diamond Staffing’s direct cost of producing revenue increased $56.4 million or 68.0% from $82.8 million for the twelve months ended September 30, 2010 to $139.2 million for the twelve months ended September 30, 2011.  The increase was primarily due to Diamond Staffing’s revenue growth of 61.5%, increased payroll administration costs and higher payroll tax rates in states such as California.

Gross profit

For the year ended September 30, 2011, gross profit increased $17.4 million to $53.4 million as compared to $36.0 million in the comparable period in 2010, which was restated to include $14.1 million in gross profit from Diamond Staffing. Of the increase for the twelve months ended September 30, 2011, $11.3 million was attributable to CRD and $2.9 million was attributable to ICG Inc. Gross profit at Accountabilities decreased $423,000 to $5.5 million from $5.9 million in the previous year. As a percentage of revenues, gross profit for fiscal year 2011 decreased to 9.4% at Accountabilities, as compared to 10.2% in the prior year, largely as a result of higher unemployment insurance costs. Gross profit at CRD increased from $9.8 million, 26.8% of revenues, by $11.3 million to $21.1 million, 27.4% of revenues. The dollar increase was due to a full twelve months in the 2011 period versus only six months in the 2010 period.  Gross profit at Insurance Overload increased $405,000, to $6.7 million from $6.3 million in the previous year. As a percentage of revenue, gross profit for the year ended September 30, 2011 decreased to 22.0% at Insurance Overload, as compared to 23.3% in the year ended September 30, 2010 primarily due to increased administrative costs. Gross profit at Diamond Staffing increased $3.2 million to $17.3 million from $14.1 million in the previous year. As a percentage of revenue, gross profit decreased to 11.1% at Diamond Staffing, as compared to 14.5% in the year ended September 30, 2010 due to the competitive environment, increased payroll administration costs and higher payroll tax rates in states such as California.

Selling, general and administrative expenses

For the twelve months ended September 30, 2011, selling, general and administrative expenses increased $17.3 million or 52.6% to $50.3 million, or 14.6% of revenues, as compared to $32.9 million, or 15.1% of revenues, in the year ended September 30, 2010, which was restated to include $11.5 million from Tri-Diamond.  Of the increase for the twelve months ended September 30, 2011, $11.2 million was attributable to CRD and $2.4 million was attributable to ICG Inc.  Additionally, the Company accrued $747,000 of stock compensation expense in the twelve months ended September 30, 2011, an increase of $618,000 over the twelve months ended September 30, 2010, as the Company awarded equity grants to two newly appointed executive officers and recognized stock compensation expense on the vesting of these as well as other employee awards, and incurred increased costs on higher revenues.  In addition, Diamond Staffing recognized legal and workers’ compensation costs and other charges totaling approximately $1.6 million prior to the Diamond Acquisition, which were partially offset by the elimination of certain reserves and long term debt at Insurance Overload of approximately $1.0 million.  This net increase was partially offset by a $544,000 reduction of a liability that was related to Accountabilities’ business prior to the holding company reorganization.

Depreciation and amortization

For the year ended September 30, 2011, depreciation and amortization increased $286,000 to $2.1 million as compared to $1.8 million in the year ended September 30, 2010, which was restated to include $1.1 million from Tri-Diamond.  Of the increase for the year ended September 30, 2011, $157,000 was attributable to CRD and $399,000 was attributable to ICG Inc.  These increases were partially offset by certain intangible assets being fully amortized.

Other income

We recorded other income of $87,000 and $556,000 for the years ended September 30, 2011 and 2010, respectively.  Of these amounts, $83,000 and $556,000 for the twelve months ended September 30, 2011 and 2010, respectively, were attributable primarily to CRD for amounts earned under a service and collections agreement with Rosenthal, whereby the Company provided services to assist Rosenthal in collecting the outstanding receivables of CRD as of April 15, 2010.  The Company performed these services through the fiscal quarter ended December 31, 2010.

Income from operations

The factors described above resulted in a decrease in income from operations of $632,000 million from $1.8 million for the year ended September 30, 2010, restated to include income of $1.6 million from Tri-Diamond, to income of $1.1 million for the year ended September 30, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the twelve months of fiscal 2011, interest expense increased $932,000 to $2.3 million as compared to $1.3 million in fiscal 2010, which was restated to include $666,000 of interest expense from Tri-Diamond. Of the increase for the year ended September 30, 2011, $381,000 was attributable to CRD and $290,000 was attributable to ICG Inc. Interest expense at Accountabilities increased by $154,000, or 53.7%, to $441,000 for the twelve months of fiscal 2011 due primarily to higher financing rates at Amerisource from June 13, 2011 and a $40,000 termination fee from Wells Fargo Credit Finance.  This increase was partially offset by a negotiated reduction in debt with a note holder of approximately $550,000, and the assumption of approximately $1.2 million of debt by Tri-State in exchange for 6,000,000 shares of our Stock in the first two quarters of fiscal year 2010.  The remaining increase was due to a higher volume of accounts receivable financing during the year ended September 30, 2011.  Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivables, which in effect, will reduce the interest charged on those balances.

Acquisitions related expense

We incurred acquisition expenses of $731,000 and $691,000 for the fiscal years ended September 30, 2011 and 2010, respectively. Expenses for the year ended September 30, 2011 were incurred for expenses relating to the acquisitions of ICG Inc., Tri-Diamond and Cameo, while expenses for the year ended September 30, 2010 related to the acquisition of CRD and Tri-Overload. These expenses consisted primarily of legal and accounting fees.

Loss on debt extinguishments

On February 22, 2010, Tri-State agreed to assume our obligation to make a series of payments totaling $545,000 to the former owner of ReStaff in relation to our entry into a settlement and release agreement with the former owner of ReStaff on February 5, 2010.  In exchange for the assumption of this payment obligation and Tri-State’s lead in negotiating the disputed amount, we agreed to issue 3,666,667 shares of Stock to Tri-State.  We recorded a loss of $922,000 on the extinguishment of debt for the year ended September 30, 2010, representing the difference between the fair value of the shares issued on the date of the exchange and $545,000.  The fair value of the shares issued on the date of the exchange was determined by reference to the per share closing price of our Stock on the date of the exchange, which was $0.40.

On December 29, 2009, we entered into an exchange agreement with Tri-State, whereby all amounts due to Tri-State under the terms of notes recently acquired by Tri-State from a third party were settled in full, in exchange for the issuance to Tri-State of shares of Stock.  On the date of the exchange, there was $590,000 in principal and accrued interest of $52,000 outstanding on the notes for which we issued 2,333,333 shares of Stock.  Loss on debt extinguishment of $501,000 was measured as the difference between the fair value of the Stock we issued and the remaining outstanding principal and accrued interest on the notes that were exchanged during the first quarter of fiscal year 2010.

Net loss

The factors described above resulted in a net loss of ($1.8 million) for the year ended September 30, 2011 as compared to a net loss of ($1.7 million) in fiscal 2010, restated to include a gain of $899,000 from Tri-Diamond for the year ended September 30, 2010.

Liquidity and Capital Resources

Cash Flows

We have been relying on funding from related parties to supplement cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection and proceeds from issuance of our Stock to satisfy our working capital requirements and to fund acquisitions. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to further seek additional reductions in operating expenditures and/or increases in operating efficiencies.

At September 30, 2011, we had no cash on hand, a decrease of $254,000 as of September 30, 2010.

Net cash flows used in operating activities during the year ended September 30, 2011, were ($3.4 million) as compared to $647,000 provided by operating activities, restated to include ($172,000) during the same period of the prior year for Tri-Diamond. This decrease of ($4.1 million) primarily reflects net cash outflows of accounts payables and accrued wages and related obligations due to Tri-State of ($6.6 million).  The decrease in these payables were as a result of the Tri-Diamond Acquisition and changes in the relationship of Diamond Staffing to related parties.  These outflows were partially offset by cash inflows from trade accounts receivables and due from financial institution of $2.0 million and a decrease in other assets of $483,000.

Net cash used in investing activities during the year ended September 30, 2011, increased $263,000 to ($405,000) from ($142,000) at September 30, 2010, due primarily to an increase in investments in acquisitions of $275,000.

Net cash provided by financing activities during the twelve months ended September 30, 2011 increased by $3.9 million to $3.6 million from cash used in financing activities of ($281,000) during the year ended September 30, 2010. This increase primarily was due to an increase in net advances from related parties of $2.9 million as a result of the Tri-Diamond Acquisition and changes in the relationship of Diamond Staffing to related parties.   In addition to these inflows, a decrease in net repayments on long-term debt of $2.3 million was partially offset by payments on the asset-based facility of $1.3 million.

Reliance on Related Parties

The Company has been relying on funding from related parties in order to meet its liquidity needs, such as the debt described above. Management believes that the advantages the Company derived from obtaining funding from related parties include a quick response to funding requirements and a lack of restrictive covenants, which is often deducted from gross proceeds that would be available to the Company. Management anticipates the Company will continue to rely on related parties for its short-term financing needs, as well as other sources of funding.

Working Capital

As of September 30, 2011, current liabilities exceeded current assets by $10.1 million. However, the Company has been engaging in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities  to accomplish these objectives, including focusing on increased profitability, raising new outside capital and consummating debt to equity conversions.

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through September 30, 2012.The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in a trade accounts receivable purchase agreement with Wells Fargo. Accountabilities participated in this Wells Fargo agreement until June 13, 2011, when it entered in a similar trade accounts receivable purchase agreement with Amerisource.  ICG Inc. entered into a similar agreement with Amerisource in October 2011.  Under the Wells Fargo agreement, the maximum amount of trade receivables that can be sold by our participating subsidiaries and affiliates in the aggregate is $50 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of September 30, 2011 and September 30, 2010, trade receivables of $24.1 million and $28.4 million had been sold and remain outstanding, for which amounts due from Wells Fargo total $3.2 million and $2.5 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the Wells Fargo trade accounts receivable purchase agreement is included in interest expense in the accompanying statements of operations and amounted to $1.7 million for the year ended September 30, 2011, including $228,000 from Accountabilities for interest and $40,000 for termination fees compared to $1.3 million for the year ended June 30, 2010, restated to include $666,000 for Tri-Diamond.  Tri-State and Robert Cassera, which together with affiliated entities and persons owned approximately 87.1% of our outstanding shares of Stock as of September 30, 2011, have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement Accountabilities entered into with Amerisource has a term of two years and a maximum borrowing amount of $6.0 million,  with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 6% per annum) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings.   At September 30, 2011, there were $4.6 million of trade accounts receivable sold that remains outstanding and, of that amount, $666,000 due from Amerisource.  The Company paid Amerisource $173,000 in interest for the year ended September 30, 2011. ICG Inc.’s agreement with Amerisource has similar terms and a maximum borrowing amount of $4.5 million.

Debt

Long-term debt at September 30, 2011 and 2010 is summarized as follows:

	September 30, 2011	September 30, 2010
Long-term debt:
ICG Inc. acquisition (i)	$2,938,000	$–
ICG Inc. revolving credit facility and term loan (ii)	1,790,000	–
CRD acquisition (iii)	1,034,000	2,000,000
Tri-Overload acquisition (iv)	–	428,000
Cameo acquisition (v)	377,000	–
Other debt	50,000	50,000
Total	6,189,000	2,478,000
Less current maturities	3,850,000	1,478,000
Non-current portion	2,339,000	1,000,000

Related party long-term debt:
CRD acquisition (vi)	750,000	750,000
13% unsecured demand note (vii)	–	104,000
18% unsecured convertible note (viii)	100,000	100,000
Demand loans (ix)	58,000	55,000
Total	858,000	1,009,000
Less current maturities	858,000	1,009,000
Non-current portion	–	–

Total long-term debt	7,047,000	3,487,000
Less current maturities	4,708,000	2,487,000
Total non-current portion	$2,339,000	$1,000,000

For an explanation of footnotes (i) through (ix) above, please see Note 7 to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Sales of Common Stock

In December 2009, we issued 2,333,333 shares of unregistered Stock to TSE in exchange for the cancellation of three notes with a principal balance of $590,000 plus accrued interest of $52,000.  Based upon the closing share price on the date of exchange, the Company recorded a loss on extinguishment of debt of $501,000.

In February 2010, we issued 3,666,667 shares of unregistered Stock to TSE for assuming our obligations to make a series of payments totaling $545,000 to the former owner of ReStaff and for TSE’s lead in negotiating the disputed amount owed to ReStaff.  Based upon the closing share price on the date this debt was assumed, the Company recorded a loss on the extinguishment of debt of $922,000.

In August 2010, we issued 8,589,687 shares of unregistered Stock to TSS Corp. in connection with the acquisition of Tri-Overload.

On November 22, 2010, NGA, Inc., which is owned by Norman Goldstein, a former director of the Company, provided us with notice that it desired to convert $40,000 in accrued interest under a $100,000 convertible promissory note issued to it by the Company on January 31, 2008 into the Company’s common shares.  Pursuant to the terms of the note, we issued 100,000 unregistered shares of Stock to NGA, Inc., at the conversion price of $0.40 per share, as provided for in the promissory note.

On December 14, 2010 we granted 50,000 shares of Stock to an executive of ICG Inc. in connection with the ICG Acquisition.

In January 2011, we issued 29,411,765 unregistered shares of Stock to TS Staffing in connection with the acquisition of Tri-Diamond.

During the second quarter of 2011, we granted 750,000 shares of Stock, and 555,000 restricted stock units in connection with the appointment of two executive officers of the Company, and 60,000 shares of Stock to two other employees of the Company.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following represents a summary of the critical accounting policies, which our management believes are the most important to the portrayal of our financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Revenue Recognition. We recognize staffing and consulting revenues when services are rendered. Permanent placement revenue is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein we are obligated to find a suitable replacement.

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

The response to this item is submitted in a separate section of this Annual Report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of a company’s financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon this assessment, management has concluded that there were no material weaknesses in internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  The Company is not required to provide an attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

In connection with management’s prior reviews of its internal control over financial reporting, we have made the following changes during fiscal year 2011 to address previously identified material weaknesses, which are reasonably likely to materially improve our internal control over financial reporting: a) we have hired a Chief Financial Officer and Controller, b) we updated certain of our documentation of accounting procedures for significant accounting processes such as billings, cash receipts, payroll, accounts payable, cash disbursements, equity accounting, debt accounting and general ledger transactions, c) we have instituted additional review and approval procedures for general ledger account reconciliations and journal entries, and d) we have instituted additional review and approval procedures for cash disbursements.

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

Name	Age	Title

Jay H. Schecter	58	Chief Executive Officer, Secretary and Director
John Messina	44	President, Treasurer and Director
Scott M. Schecter Frank Vaccaro Mark S. Levine	55 55 50	Chief Financial Officer President of Sales Chief Operating Officer (Accountabilities)
Dr. Anthony John Polemeni	76	Director
Robert Cassera	49	Director
Joseph Cassera	52	Director

Jay H. Schecter was appointed Chief Executive Officer in March 2009.  Mr. Schecter has served as a Director of the Company since December 2006 and as an officer with TSE since 1999, overseeing the areas of corporate strategic planning, credit and finance and legal.  From 1984 until joining TSE, Mr. Schecter served as Senior Vice President of Kaufman Astoria Studios, a motion picture studio formerly located in Queens, New York.  Mr. Schecter has extensive experience in the services industry and with corporate acquisitions, and brings ample executive management experience to the Company.

John Messina was appointed President in March 2009.  Mr. Messina joined the Board in April 2007 and has served as Executive Vice President of TSE since January 1998.  Mr. Messina has been employed by TSE since 1997.  Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses.   Mr. Messina brings extensive experience in temporary staffing services, as well as executive management and entrepreneurial experience to the Company.

Scott M. Schecter was appointed Chief Financial Officer on February 18, 2011.  For the year prior to his appointment as Chief Financial Officer, Mr. Schecter served as a consultant to the Company in its accounting and finance department. Prior to that, from October 2008 to December 2009, Mr. Schecter served as the Chief Executive Officer of Hydrogen Corporation, a company that manufactures, markets and distributes fuel cell modules and energy systems using phosphoric acid fuel cells, after serving as its Chief Financial Officer since April 2005. Mr. Schecter has an extensive accounting and finance background and brings strong executive experience to the Company.  Mr. Schecter is not related to any of the Company’s officers or directors.

Frank Vaccaro was appointed President of Sales on January 31, 2011. Mr. Vaccaro previously served as the Chief Executive Officer and President of Diamond Staffing (which entity was acquired by the Company on January 31, 2011) since January 2009, and in February 2010 was appointed as the Company’s Senior Vice President of Sales, a position that he filled in a part-time capacity. Beginning in 2003 through December 2008, Mr. Vaccaro was President and the primary shareholder of a national staffing company, also named Diamond Staffing.

Dr. Anthony John Polemeni was elected to the Board on September 23, 2011.  Dr. Polemeni is an “independent director” in accordance with the independence standards of the NASDAQ Stock Market that are utilized by the Board in making director independence determinations.  Dr. Polemeni is Vice President and Dean of Touro College, School of Education, Psychology and Health Sciences. He is the President of the Negotiating Organization for Administrative Personnel for the Glen Cove School District in New York and is certified as a Permanent NYS Superintendent, Permanent NYS High School Principal and a Permanent NYS High School Supervisor. Dr. Polemeni graduated with a Ph.D from St. John’s University, an M.A. from Columbia University and a B.A. from St. Francis College. In addition to his primary background in education, Dr. Polemeni has been a successful entrepreneur, starting up businesses in New Jersey.  Dr. Polemeni brings his experience and understanding of heading significant organizations and businesses to the Company.

Robert Cassera has served as a Director of the Company since February 2009.  Mr. Cassera is the founder, sole owner, and has been the president and director of TSE since 1993.  TSE itself and through several wholly-owned subsidiaries, including TSE-PEO and TS Staffing, primarily offers temporary staffing and related services to municipalities and privately-held and public companies, as well as to professional employer organizations, and ancillary services to privately-held and public companies.  Mr. Cassera brings extensive entrepreneurial, temporary staffing and management experience to the Company.  Mr. Cassera is the brother of Joseph Cassera.

Joseph Cassera has served as a Director of the Company since September 2009.  Mr. Cassera has served as Vice President of Operations of TSE since January 2001, and has been employed by TSE since 2001.  Prior to joining TSE, Mr. Cassera served as the Senior Network Administrator overseeing information technology operations and other wide area network activities for Siemens AG from 1986 to September 2001.   Mr. Cassera brings extensive experience in temporary staffing and information technology to the Company.  Mr. Cassera is the brother of Robert Cassera.

Mark S. Levine has served as Chief Operating Officer of Accountabilities since February 2007.  From 2001 until joining the Company, he served as Executive Vice President of Accretive Solutions, Inc., a professional staffing services firm.  From 1997 until 2001, he was Chief Marketing Officer of Stratus Services Group, Inc., a national staffing firm.  From 1995 until 1997, Mr. Levine was Regional Vice President of CoReStaff Services, Inc., a staffing services provider.  From 1993 until 1995, Mr. Levine was employed in various capacities by Norrell Services, including Regional Vice President. Mr. Levine brings his extensive experience in the temporary staffing industry and management to the Company.

Code of Ethics and Business Conduct Policy

Although turnover in our management team has prevented us from doing so in recent years, we intend to adopt a Code of Ethics and Business Conduct Policy (the “Code of Ethics”) that will apply to all of our directors, executive officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers, early in our 2012 fiscal year.  Once adopted, we intend to disclose the Code of Ethics, and any subsequent amendments thereto (other than technical, administrative or non-substantive amendments), and any waivers of provisions contained in our Code of Ethics for directors, executive officers or employees, on our website at www.crsco.com.

Audit Committee and Audit Committee Financial Expert

In May 2008, the Board assumed the responsibilities of the Audit Committee after the departure of independent directors that served on the Board and the Audit Committee. The Board designated Norman Goldstein as an Audit Committee Financial Expert as defined in Item 407(d) of Regulation S-K and Mr. Goldstein was considered “independent” under Rule 5605 of the NASDAQ Listed Company Manual.  Mr. Goldstein was removed from the Board without cause on September 22, 2011.  We do not currently have an Audit Committee Financial Expert but expect to appoint a new independent director to the Board that will be qualified to serve as such an expert in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.  Based on our review of the copies of such forms that we have received, we believe that all of our executive officers, directors and persons owning more than ten percent of our common shares complied with all filing requirements applicable to them with respect to events or transactions during our 2011 fiscal year, except that Frank Vaccaro did not file a Form 3 as required and Jay Schecter, John Messina, Robert Cassera and Mark Levine did not file Forms 4 as required.  Each of these individuals intends to make all their necessary filings current as soon as practicable.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Arrangements

Scott M. Schecter, Chief Financial Officer

We entered into an employment agreement with Scott Schecter, our Chief Financial Officer, on February 18, 2011. The employment agreement provides for a term of employment beginning on the Effective Date and ending on September 30, 2015 (the “Term”). During the Term, Mr. Schecter shall receive an annual salary of $300,000, which the Company may increase at its discretion. Mr. Schecter also received a signing bonus of $25,000 in connection with his entry into the employment agreement. During the Term, Mr. Schecter shall also receive or be entitled to reimbursement for the cost of medical, life and long term disability insurance, and shall be entitled to receive a bonus in an amount up to half of his annual salary based upon achievement of performance goals, provided that he remains employed until December 31 of each year during the Term.

Mr. Schecter’s employment agreement provides that he shall receive an award of 555,000 RSUs on or before March 15, 2011, of which 185,000 RSUs will vest immediately upon being granted and an additional 185,000 RSUs will vest on each of March 1, 2012 and December 31, 2012, subject to Mr. Schecter remaining employed by the Company on such dates.

During the Term, if Mr. Schecter is terminated without “cause” (as defined in his employment agreement filed with the SEC as exhibit 10.1 to the report on Form 8-K dated February 25, 2011), then any unvested RSUs will immediately vest and Mr. Schecter shall be entitled to receive a pro-rated bonus in the year he is terminated, to the extent the performance goals have been satisfied, as well as his salary and insurance coverage for a period of one year. In the event that his employment continues after the Term and he is terminated without “cause,” then Mr. Schecter shall receive a pro-rated bonus under certain circumstances, as well as the other above benefits, for a period of six months.

Mr. Schecter may resign during the Term for “good reason” (as defined in his employment agreement), in which case he will receive the same benefits that he is entitled to if his employment was terminated “without cause” during the Term. If his employment continues after the Term, and he were to resign for “good reason,” then, Mr. Schecter shall be entitled to the same benefits as if he were terminated “without cause” following the expiration of the Term.

Upon the occurrence of certain events of a “change in control” (as defined in the employment agreement) during the Term, Mr. Schecter may resign, and would be entitled to receive a lump sum amount equal to two years of his annual salary, a pro-rated bonus in the year his resignation occurred, to the extent the performance goals have been achieved, and insurance coverage for a two-year period.

Frank Vaccaro, President of Sales

On January 31, 2011, we entered into an employment agreement with Frank Vaccaro, our President of Sales.  The employment agreement provides for an initial term of employment of five years, with an additional renewal period of three years unless either the Company or Mr. Vaccaro shall have delivered prior written notice to the other at least 60 days in advance of completion of the initial five-year term. During the first year of employment, Mr. Vaccaro shall receive an annual salary of approximately $1,125,000, and during the remaining period of employment, Mr. Vaccaro shall receive an annual salary of $750,000.

Mr. Vaccaro’s employment agreement provides that for each year that he remains employed through the end of the Company’s fiscal year, he shall receive a bonus equal to 0.1% of the amount that (i) the aggregate amount of revenue received by the Company’s subsidiaries (the “Company Revenues”) (other than any newly acquired businesses during the fiscal year of acquisition, if acquired after January 31, 2011) during the applicable fiscal year exceeds the aggregate amount of revenue received by such subsidiaries during the immediately preceding fiscal year (the “Threshold”), and (ii) with respect to any newly acquired businesses during the fiscal year of acquisition, acquired after January 31, 2011, the revenue generated by such business after the date of acquisition in the amount that it exceeds a pro-rated amount of such new business’ revenue in the twelve-month period prior to the acquisition by the Company. Notwithstanding the foregoing, for purposes of determining Mr. Vaccaro’s bonus during fiscal year 2011, (a) the Threshold shall include (1) all of the revenues received by CRD and Insurance Overload (the businesses of which two companies were acquired during the Company’s 2010 fiscal year) during the period of October 1, 2009 through September 30, 2010, whether received by such entities or their predecessors before or after the acquisition of each such entities’ business, and (2) all of the revenues received by the predecessors of ICG Inc. and Diamond Staffing, the business of which two companies were acquired during the Company’s 2011 fiscal year, during the period of October 1, 2009 and September 30, 2010, (b) the Company Revenues shall include all revenues received by ICG Inc. and Diamond Staffing during the period October 1, 2010 through September 30, 2011, whether received by such entities or their predecessors before or after the acquisition of each such entities’ business; and for fiscal year 2012, the Threshold shall include all of the revenues received by ICG Inc. and Diamond Staffing during the period October 1, 2010 through September 30, 2011, whether received by such entities or their predecessors before or after the acquisition of each such entity’s business.

Mr. Vaccaro’s employment agreement also provides that he shall receive an initial grant of 750,000 shares of Stock prior to March 2, 2011, annual reimbursement for a $5,000,000 personal life insurance policy, a car allowance of $2,500 per month and four weeks paid vacation per year.

Mr. Vaccaro’s employment agreement provides that it will be terminated by his death and may be terminated by the Company upon his disability or for “cause” (as defined in his employment agreement filed with the SEC as exhibit 10.1 to the report on Form 8-K dated February 1, 2011). Upon termination of Mr. Vaccaro’s employment or upon his disability or if the termination of his employment is deemed “without cause” (as defined in his employment agreement), Mr. Vaccaro shall be entitled to receive, (i) his salary for the remainder of the initial year if the termination occurs within the first year of Mr. Vaccaro’s employment, and (ii) $750,000 if the termination occurs after the first year of his employment, in each case payable over a twelve-month period (the “Severance Period”), less applicable taxes and withholding. The Company shall also pay to or on behalf of Mr. Vaccaro during the Severance Period the premium cost for COBRA continuation of family medical insurance coverage, the premium for his life insurance policy and the car allowance.

Mark Levine, Chief Operating Officer for Accountabilities

We entered into an employment agreement in January 2007 with Mark Levine, Accountabilities’ Chief Operating Officer, which provides for an annual base salary of $230,000 per annum and entitles Mr. Levine to an annual bonus of $25,000 or 2% of Accountabilities earnings before interest, taxes and amortization, whichever is greater, and options to acquire 500,000 shares of our Stock at a purchase price of $0.005 per share which vest at a rate of 100,000 shares per year.  In April 2007, we issued 500,000 shares of restricted stock to Mr. Levine and cancelled options that had been granted to him. In the event that Mr. Levine’s employment terminates for any reason, he would forfeit any shares which had not vested as of the date of termination. The agreement has an indefinite term, unless terminated by either party, and provides that Mr. Levine is entitled to three months severance pay, payable over a three month period if he is terminated without cause.  If Mr. Levine terminates the agreement, he shall not be entitled to any such severance pay.  As of September 30, 2010, the amount of severance compensation that would be payable to Mr. Levine in the event of a termination without cause would be $57,500.

For a description of the compensation paid to Messrs. Schecter and Messina, our Chief Executive Officer and President, respectively, please see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid during the fiscal years ended September 30, 2011 and 2010 to our Chief Executive Officer, Chief Financial Officer, and President of Sales, whom we sometimes refer to herein as the “Named Officers”.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total
Jay Schecter	2011	$–	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer (1)	2010	$–	$–	$–	$–	$–	$–	$–	$–

Scott Schecter	2011	$294,258	$85,000	$357,143	$–	$–	$–	$32,049	$768,450
Chief Financial Officer	2010	$154,039	$–	$–	$–	$–	$–	$14,390	$168,429

Frank Vaccaro	2011	$1,093,330	$–	$477,750	$–	$–	$–	$93,439	$1,664,519
President of Sales	2010	$876,658	$–	$–	$–	$–	$–	$86,125	$962,783

(1)	Mr. Schecter was appointed Chief Executive Officer in March 2009. Mr. Schecter does not receive a salary from us, but is instead compensated by TSE as part of his responsibilities to it.

(2)
Represents the grant date fair value computed in accordance with FASB ASC Topic 718.  The determination of this value assumes stock vests over the full vesting period and which is based upon the market price of the Stock awarded as discounted by 35% to reflect (a) certain sale restrictions and lack of liquidity and (b) recent private placement valuations of similarly restricted securities.

(3)	Represents automobile lease payments and health, life and disability insurance premiums paid by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of September 30, 2011:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jay Schecter		-	-	-	-	-			$		-	—

Scott Schecter	2/18/11	-	-	-	-	-	370,000	(1)		$314,500	-	-
		-	-	-	-	-			$

Frank Vaccaro		-	-	-	-	-			$		-	-

Mark Levine		-	-	-	-	-			$		-	-
	1/31/08	-	-	-	-	-	100,000	(2)		$85,000

(1)	Represents an award of restricted share units that vests in equal annual installments on March 31 and December 31, 2012.
(2)	Represents an award of restricted Stock that vests on January 30, 2012.

(3)	Value determined by multiplying the number of shares that had not vested as of such date by the closing price per share as reported by the Over-the-Counter quotation system on September 30, 2011.

Compensation of Our Board of Directors

The members of the Board did not receive any compensation for such service during fiscal year 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 23, 2011 with respect to Stock that is beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of the shares of Stock, and (iii) all directors and executive officers as a group.  Except as otherwise indicated, the mailing address for each person listed in the table is 160 Broadway, 11th Floor, New York, NY 10038.

	Amount and		Percentage
	Nature of		of
	Beneficial		Outstanding
Name	Ownership(4)		Shares(1)(4)
Jay Schecter	70,000		*
John Messina	270,000		*
Scott M. Schecter	185,000		*
Frank Vaccaro	750,000		*
Mark Levine	662,500		*
Dr. Anthony John Polemeni	-		-
Joseph Cassera	490,600		*
Robert Cassera	74,633,168	(2)	86.6
All Executive Officers and Directors as a Group (8 persons)	77,061,268		89.4
Tri-State Employment Services, Inc. and related persons	75,808,696	(3)	87.9

*	Less than 1%

(1)
Percentages are based on the 86,204,056 shares of Stock outstanding as of December 23, 2011 and exclude 1,934,331 shares of Stock held in escrow to secure CRD’s payment obligations to Rosenthal in connection with the GT Acquisition.  The 1,934,331 shares of Stock are neither treated as outstanding for our financial statements, nor included in the number of our shares of Stock outstanding on the cover page of this Annual Report.

(2)	Includes 18,631,767 shares of Stock owned through TSE, which amounts are included in the ownership reflected in the amount of shares of Stock owned by TSE in the table above.

(3)
Based on Amendment No. 5 to the Schedule 13D filed with the SEC on December 9, 2011 by Robert Cassera, an individual, John P. Messina, Sr., an individual (“Messina”), Thomas Cassera, an individual (“TC”), Peter Ursino and his wife, Maria Ursino, individuals (collectively, “Ursino”), John Trippiedi and his wife, Yolanda Trippiedi, individuals (collectively, “Trippiedi”), Jay Schecter (“Schecter”), an individual, Jason Scheff (“Scheff”), an individual, Paul Capozio and his wife, Linda Capozio, individuals (collectively, “Capozio”), and TSE.  Includes 18,631,767 shares of Stock beneficially owned by TSE and 56,001,401 shares of Stock beneficially owned by Robert Cassera. Robert Cassera has sole voting and dispositive power of the shares of Stock owned by TSE by reason of his direct ownership and control of such entity and these shares of Stock are included in the number of shares reported as owned by Robert Cassera in the table above. Includes 270,000 shares of Stock beneficially owned by Messina, over which Messina has sole voting and dispositive power, and such shares represent the number of shares of Stock reported as owned by Messina in the table above.  Includes 490,600 shares of Stock beneficially owned by TC, over which TC has sole voting and dispositive power.  Includes 30,000 shares of Stock beneficially owned by Ursino, over which Maria Ursino and Peter Ursino each share voting and dispositive power.  Includes 12,000 shares of Stock beneficially owned by Trippiedi, over which John and Yolanda Trippiedi each share voting and dispositive power. Of the shares beneficially owned by Trippiedi, 8,000 are owned of record by two accounts of which Trippiedi is custodian created pursuant to the Uniform Gift to Minors Act for the benefit of Trippiedi’s two children. Includes 70,000 shares of Stock beneficially owned by Schecter, over which Schecter has sole voting and dispositive power, and such shares represent the number of shares of Stock reported as beneficially owned by Schecter in the table above.  Includes 88,317 shares of Stock beneficially owned by Scheff, over which Scheff has sole voting and dispositive power.  Includes 214,611 shares of Stock beneficially owned by Capozio, over which Paul Capozio and Linda Capozio each share voting and dispositive power.

(4)
The Stock outstanding as of December 23, 2011 does not include 16,839,160 shares due to Robert Cassera in conjunction with the TS Staffing Acquisition.  These shares are pending an increase in the Company’s authorized shares.  If these shares were accounted for as outstanding as of December 23, 2011, the total outstanding shares would be 103,043,216.  Accounting for these shares as outstanding would have the following effect on the ownership percentage:

	Amount and	Percentage
	Nature of	of
	Beneficial	Outstanding
Name	Ownership	Shares
Robert Cassera	91,472,328	88.8
All Executive Officers and Directors as a Group (8 persons)	93,900,428	91.1
Tri-State Employment Services, Inc. and related persons	92,647,856	89.9

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Goldstein, a former director of the Company, is the holder of an unsecured convertible note in the principal amount of $100,000, which was issued on January 31, 2008 and was due October 31, 2008.  The note, which can be paid in whole or in part by the Company, originally bore interest at an annual rate of 12%, but because it was not paid at its maturity, the note now accrues interest at 18%.  The note, if not previously paid by the Company, is convertible into Stock in whole or in part for all outstanding principal and accrued interest at the option of Mr. Goldstein, at a price of $0.40 per share.  On November 22, 2010, Mr. Goldstein sent a notice to the Company to convert $40,000 in outstanding accrued interest into 100,000 shares of our Stock.  Following this conversion, the principal outstanding on this note is $100,000 in the aggregate.

We entered into a Master Service Agreement with each of TS Employment and TSE-PEO on August 27, 2010 which agreements provide for the provision of professional employer services for Accountabilities, CRD and Insurance Overload and other subsidiaries that may be identified from time to time.  TS Employment and TSE-PEO are affiliates of TSE, which is wholly-owned by Robert Cassera, a director of the Company.  Additionally, TSE was the beneficial owner of approximately 87.1% of our outstanding Stock as of September 30, 2011.  The professional employer services rendered include providing payroll services, benefits and workers’ compensation insurance coverage.  These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates.  The aggregate amount of costs charged by TSE-PEO and TS Employment under the Master Services Agreements, and TSE-PEO under the Client Service Agreement during the fiscal years ended September 30, 2011 and 2010 were $285.3 million and $95.3 million, respectively, inclusive of payroll, withholding taxes and workers’ compensation costs.   TS Employment and TSE-PEO charge us the current market rate that each such entity charges its other customers.  While Mr. Jay Schecter and Mr. Messina do not receive compensation directly from us and we do not reimburse TSE for Mr. Schecter or Mr. Messina’s services, Mr. Jay Schecter and Mr. Messina do receive, pursuant to TSE’s standard commission policies, commission based payments from TSE, equaling 0.1% (for Mr. Schecter) and 0.15% (for Mr. Messina) of the gross payroll portion of the costs Accountabilities pays to TS Employment and TSE-PEO.  Mr. Jay Schecter and Mr. Messina also receive commission based payments from TSE that equal 0.67% (for Mr. Schecter) and 0.33% (for Mr. Messina) of the gross payroll portion of the costs Insurance Overload pays to TS Employment and TSE-PEO.

On May 3, 2010, CRD entered into an account purchase agreement (the “Account Purchase Agreement”) with TSE in order to provide financing to CRD.  Under the terms of the Account Purchase Agreement, CRD sold its receivables to TSE, up to a maximum amount at any one time of $45.0 million.  TSE obtained the funds necessary under the Account Purchase Agreement from its current lender on comparable terms, and passed through all of its financing costs to CRD without markup.  This arrangement was terminated on November 2, 2010.

On December 14, 2010, we completed the acquisition of certain assets of ICG Seller pursuant to a Foreclosure and Asset Purchase Agreement, dated November 12, 2010, as amended.   As part of the obligations assumed in this acquisition, ICG Inc. (i) agreed to pay on a weekly basis to Rosenthal 3% of net sales of ICG Inc. during the twoyear period following the closing of the transaction, and 2% for the three years thereafter, pursuant to an Amended and Restated Commission Agreement, and (ii) entered into a non-competition agreement with the principal of ICG Seller (who was also the principal of GT Systems), dated December 14, 2010 pursuant to which it would pay 1% sales revenues generated by the business for a two year period.  Additionally, CRD entered into an Amended and Restated Consulting Agreement, dated December 14, 2010, with the principal of GT Systems (and also ICG Seller), pursuant to which, he would be paid annual base compensation of $200,000, 0.4% of the first $80.0 million in gross sales of CRD, and 0.6% of the portion that gross sales exceeds $80.0 million during the 12 month period commencing March 24, 2010, which is the date of the original agreement, and the subsequent 12 month period thereafter.  TSE agreed to guarantee each of  the payments to be made by ICG Inc. and CRD set forth in the preceding two sentences.

On January 31, 2011 (the “Closing Date”), the Company completed the Tri-Diamond Acquisition pursuant to an Agreement and Plan of Merger among the Company, Diamond Staffing, Tri-Diamond, the former sole owner of all of the outstanding shares of TSS Corp., and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. As part of the consummation of the Tri-Diamond Acquisition, Tri-Diamond was merged with and into Diamond Staffing, with Diamond Staffing continuing on as the surviving entity.  The purchase price for Tri-Diamond was $25.0 million, which was paid by the issuance of 29,411,765 shares of unregistered Stock to TSS Corp. At the time of the transaction, TSS Corp. was wholly-owned by Robert Cassera, a member of the Board and the beneficial owner of approximately 87.1% of the Company’s outstanding shares of Stock as of September 30, 2011 (which includes the shares issued to TSS Corp. as consideration for the sale of Tri-Diamond).

On November 21, 2011, the Company entered into the TS Staffing Acquisition with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing.  Pursuant to the terms of the TS Staffing Acquisition, the Company acquired all of the issued and outstanding shares of common stock, par value $0.0001 per share, of TS Staffing in exchange for 34,839,159 shares of Stock valued at $30,000,000, the agreed upon value of the business operations of TS Staffing as of November 21, 2011.  After the TS Staffing Acquisition, TS Staffing continued in its corporate existence as a wholly-owned subsidiary of the Company.

Robert Cassera owns all of the outstanding stock of TSE.  TSE, together with its affiliated entities and persons (including Robert Cassera), is the beneficial owner of approximately 87.1% of the outstanding shares of Stock as of September 30, 2011.

Director Independence

The Board has affirmatively determined that Dr. Polemeni is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market.  Prior to his being removed from the Board, it was determined the Norman Goldstein was an independent director.  All other directors – Messrs. Robert Cassera, Joseph Cassera, John Messina and Jay Schecter – are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In May 2008, the Board assumed the responsibilities of the Audit Committee after the departure of independent directors that served on the Board and the Audit Committee.

Our financial statements have been audited by Rosen Seymour Shapss Martin and Company LLP, an independent registered public accounting firm, for the fiscal years ended September 30, 2011 and 2010.  The following table sets forth the aggregate fees billed to us for the years ended September 30, 2011 and September 30, 2010 by our independent auditors for such fiscal years:

	2011	2010

Audit Fees	$197,100	$183,500
Audit-Related Fees	136,600	40,000
Tax Fees	52,800	59,000
All Other Fees	-0-	-0-
Totals	$386,500	$282,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q for the fiscal year.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings.

The Board has considered whether provision of the non-audit services described above is compatible with maintaining the independent auditors’ independence and has determined that such services did not adversely affect their independence.

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
2.6
Foreclosure and Asset Purchase Agreement dated as of March 24, 2010 by and among Rosenthal and Rosenthal, Inc., GT Systems Inc., certain operating affiliates of GT Systems Inc., Eric Goldstein, Corporate Resource Development Inc., Corporate Resource Services, Inc. and Tri-State Employment Services, Inc. (5)

2.7
Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (6)

2.8
Amendment No. 1, dated as of December 7, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (6)

2.9
Amendment No. 2, dated as of December 13, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (6)

2.10
Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc. (6)

2.11
Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of the Registrant. (7)
3.2	Amended and Restated By-Laws of the Registrant. (7)
10.1	Convertible Note issued by Accountabilities, Inc. to North Atlantic Resources LTD in principal amount of $250,000. (1)
10.2	Form of Warrant issued to purchase shares of Accountabilities, Inc. common stock. (1)
10.3	Employment Agreement between Humana Trans Services Holding Corp. and Allan Hartley. (1)*
10.4	Employment Agreement between Accountabilities, Inc. and Mark Levine. (1) *
10.5	Employment Agreement between Accountabilities, Inc. and Stephen DelVecchia. (1)*
10.6	Convertible Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $675,000. (1)
10.7	Demand Note dated March 31, 2006 issued by Accountabilities, Inc. to Washington Capital, LLC in the principal amount of $150,000. (1)
10.8	Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in the principal amount of $175,000. (1)
10.9	Promissory Note dated March 31, 2006 issued by Accountabilities, Inc. to Stratus Services Group, Inc. in the principal amount of $80,000. (1)
10.10	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and William Thomas. (1)
10.11	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Jerry Schumacher. (1)
10.12	Consulting Agreement dated March 31, 2006 between Accountabilities, Inc. and Washington Capital, LLC. (1)
10.13	Convertible Note dated April 1, 2006 issued by Accountabilities, Inc. to NGA, Inc. in the principal amount of $300,000. (1)
10.14	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $300,000. (1)
10.15	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $2,900,000. (1)
10.16	Interim Financing Agreement dated February 23, 2007 between Accountabilities, Inc. and TSE-PEO, Inc. (1)
10.17	Stock Purchase Agreement dated November 27, 2006 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)
10.18	Agreement dated August 1, 2006 between Accountabilities, inc. and Tri-State Employment Services, Inc. (1)
10.19	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo. (1)
10.20	Finder’s Fee Agreement dated February 26, 2007 between Accountabilities, Inc. and Pylon Management, Inc. (1)
10.21	Accountabilities, Inc. Equity Incentive Plan. (7) **
10.22	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Washington Capital, LLC. (8)
10.23	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (8)
10.24	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and Bernard Freedman. (8)
10.25	Temporary Forbearance Agreement dated October 31, 2007 between Accountabilities, Inc. and NGA, Inc. (8)
10.26	Exchange Agreement dated January 22, 2008 between Accountabilities, Inc. and North Atlantic Resources LTD. (8)

10.27	Warrant dated January 22, 2008 issued to North Atlantic Resources LTD. (8)
10.28	Form of Warrant issued in connection with January 2008 private placement. (8)
10.29	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Tri-State Employment, Inc. (9)
10.30	Exchange Agreement dated January 31, 2008 between Accountabilities, Inc. and NGA, Inc. (9)
10.31	Convertible Note dated January 31, 2008 issued to NGA, Inc. in the principal amount of $100,000. (9)
10.32	Stock Purchase Agreement dated March 5, 2008 between Accountabilities, Inc. and Keystone Capital Resources, LLC. (9)
10.33	Form of Stock Purchase Agreement executed in conjunction with sale of 1,107,500 shares of Accountabilities, Inc. common stock for $0.20 per share. (9)
10.34
Form of Stock Purchase Agreement executed in conjunction with sale of 100,540 shares of Accountabilities, Inc. common stock for $0.35 per share and warrants to purchase up to 9,800 shares of Accountabilities, Inc. common stock at an exercise price of $0.50 per share. (9)

10.35	Form of warrant issued in connection with private placement of 100,540 shares of Accountabilities, Inc. common stock. (9)
10.36	Convertible Note Purchase Agreement between Accountabilities, Inc. and North Atlantic Resources LTD, Inc. dated August 6, 2007. (10)
10.37	Exchange Agreement dated February 28, 2008 between Accountabilities, Inc. and ReStaff Services, Inc. (11)
10.38	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $100,000. (11)
10.39	Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000. (11)
10.40	Clarification Addendum to the Asset Purchase Agreement between Accountabilities, Inc. and ReStaff Services, Inc. (11)
10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock. (11)
10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to Accountabilities, Inc. in the principal amount of $200,000. (12)
10.43	Stock Purchase Agreement dated May 15, 2008 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (12)
10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 private placement. (12)
10.45	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman. (13)
10.46	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Bernard Freedman. (13)
10.47	Temporary Forbearance Agreement dated October 31, 2008 between Accountabilities, Inc. and Washington Capital, LLC. (13)
10.48	Promissory Note dated March 1, 2009 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $1,201,097. (14)
10.49	Debt Assumption Agreement entered into as of February 22, 2010 by and between Accountabilities, Inc. and Tri-State Employment Services, Inc. (15)
10.50	Exchange Agreement dated as of December 29, 2009 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (16)
10.51	Settlement and Release Agreement dated as of February 5, 2010 between Accountabilities, Inc. and Rhonda Faria. (17)
10.52	Consulting Agreement dated March 24, 2010 by and between Corporate Resource Development Inc. and Eric Goldstein. (18)
10.53	Services Agreement dated March 29, 2010 by and between Corporate Resource Development Inc. and Noor Associates, Inc. (19)
10.54	Employment Agreement dated March 29, 2010 between Corporate Resource Development Inc. and Habib Noor.* (20)
10.55	Registration Rights Agreement dated as of August 27, 2010 by and between Corporate Resource Services, Inc. and TS Staffing Corp. (21)
10.56	Account Purchase Agreement dated as of August 27, 2010 between Wells Fargo Bank, National Association and Insurance Overload Acquisition Corp. (22)
10.57	Form of Continuing Guaranty made by Corporate Resource Services, Inc. and its affiliates in favor of Wells Fargo Bank, National Association. (23)

10.58	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TSE-PEO, Inc. (24)
10.59	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TS Employment, Inc. (25)
Account Purchase Agreement dated as of November 2, 2010, between Wells Fargo Bank, National Association and Corporate Resource Development Inc. (26)
10.60	ICG Participation Agreement, dated as of November 9, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (6)
10.61
Amended and Restated Commission Agreement, dated December 14, 2010, by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc. (6)

10.62	Amended and Restated Consulting Agreement, dated December 14, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein (6)
10.63+	Non-Competition Agreement, dated as of December 14, 2010, by and among Integrated Consulting Group, Inc. and Eric Goldstein (6)
10.64	Loan and Security Agreement, dated as of December 14, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (6)
10.65	Account Purchase Agreement, dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc. (27)
10.66	Continuing Guaranty, dated January 31, 2011, executed by Diamond Staffing Services, Inc. in favor of Wells Fargo Bank, National Association (27)
10.67	Employment Agreement, dated as of January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro (28)
10.70	Employment Agreement, dated as of February 18, 2011, by and between Corporate Resource Services, Inc. and Scott Schecter (29)
21.1	Subsidiaries of Corporate Resource Services, Inc. (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)

*	Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.
**	Constitutes a compensation plan required to be filed pursuant to Item 14(c) of Form 10-K.
+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

Footnote 1
Incorporated by reference to similarly numbered Exhibit filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 2	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 2.1 to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 4	Incorporated by reference to Exhibit 2.1 to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 5	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 6	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 9	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 10	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on April 15, 2008.

Footnote 11	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 12	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 13	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 17, 2009.

Footnote 14	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 19, 2009.

Footnote 15	Incorporated by reference to Exhibit 10.1 of the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 16	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 5, 2010.

Footnote 17	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 12, 2010.

Footnote 18	Incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 19	Incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 20	Incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 21	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 22	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 23	Incorporated by reference to Exhibit 10.3 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 24	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 25	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 26	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on November 5, 2010.
Footnote 27	Incorporated by reference to similarly numbered Exhibit of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 1, 2011.

Footnote 28	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 1, 2011.

Footnote 29	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

By:	/s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer

Date: December 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay H. Schecter	Chief Executive Officer, Secretary and Director	December 28, 2011
Jay H. Schecter

/s/ John Messina	President, Treasurer and Director	December 28, 2011
John Messina

/s/ Scott M. Schecter	Chief Financial Officer	December 28, 2011
Scott M. Schecter

/s/ Dr. Anthony John Polemeni	Director	December 28, 2011
Dr. Anthony John Polemeni

/s/ Robert Cassera	Director	December 28, 2011
Robert Cassera

/s/ Joseph Cassera	Director	December 28, 2011
Joseph Cassera

INDEX TO FINANCIAL STATEMENTS
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Corporate Resource Services, Inc.

We have audited the accompanying consolidated balance sheets of Corporate Resource Services, Inc. and Subsidiaries (the “Company”), as of September 30, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Resource Services, Inc. and subsidiaries as of September 30, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

December 28, 2011

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	September 30,
	2011	2010
ASSETS

Current assets
Cash	$–	$254
Accounts receivable, net of allowance for doubtful accounts of $2,373 and $818, respectively	6,230	1,379
Due from financial institution	3,814	2,547
Unbilled receivables	8,644	6,849
Prepaid expenses	317	217
Total current assets	19,005	11,246

Property and equipment, net	920	1,078
Other assets	685	567
Intangible assets, net	6,139	6,086
Goodwill	9,028	6,243

Total assets	$35,777	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,047	$5,918
Accrued wages and related obligations - due to related party	8,955	7,766
Borrowings under asset-based facility	1,790	–
Current portion of long-term debt	2,060	1,478
Current portion of related party long-term debt	858	1,009
Due to related party	11,442	5,096
Total current liabilities	29,152	21,267

Long-term debt, net of current portion	2,339	1,000
Deferred rent	254	97

Total liabilities	31,745	22,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 95,000 shares authorized; 70,138 and 71,200 shares issued and 68,204 and 66,943 outstanding as of September 30, 2011 and 2010, respectively	7	7
Additional paid-in capital	10,426	7,407
Accumulated deficit	(6,401)	(4,558)
Total stockholders’ equity	4,032	2,856

Total liabilities and stockholders’ equity	$35,777	$25,220

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share data)

	Years Ended
	September 30, 2011	September 30, 2010

Revenue	$345,231	$217,779

Direct cost of producing revenues	38,941	101,151
Direct cost of producing revenues purchased from related parties	252,876	80,658

Gross profit	53,414	35,970

Selling, general and administrative expenses (including stock-based compensation of $747 and $129 for the years ended September 30, 2011 and 2010, respectively)	17,854	18,255
Selling, general and administrative expenses - related parties	32,407	14,685
Depreciation and amortization	2,093	1,807
Other (income)	(87)	(556)

Income from operations	1,147	1,779

Interest expense	2,259	1,327
Acquisition expenses	731	691
Loss on debt extinguishments – Related Party	–	1,423

Net loss	$(1,843)	$(1,662)

Total net loss per share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	67,797	61,698

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands except per share data)

	Years Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net loss	$(1,843)	$(1,662)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,064	1,807
Amortization of deferred financing costs	29	–
Bad debt expense	1,475	580
Stock-based compensation	747	129
Loss on debt extinguishments	–	1,423
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(2,819)	(4,334)
Due from financial institution	(1,267)	(1,784)
Prepaid expenses	(100)	173
Other assets	(65)	(548)
Accrued wages and related obligations – due related party	(186)	1,455
Accounts payable and accrued liabilities	(1,632)	3,311
Straight line rent	157	97
Net cash (used in) provided by operating activities	(3,440)	647

Cash flows from investing activities:
Purchase of property and equipment	(5)	(17)
Acquisition of assets through business combinations	(400)	(125)
Net cash used in investing activities	(405)	(142)

Cash flows from financing activities:
Principal payments on long-term debt	(2,384)	(4,887)
Retirement of long-term debt – related parties	(157)	–
Advances from related party – net	7,501	4,606
Payments on asset-based facility – net	(1,287)	–
Deferred financing costs	(82)	–
Net cash provided by (used in) financing activities	3,591	(281)

Change in cash	(254)	224

Cash at beginning of period	254	30

Cash at end of period	$–	$254

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

			Additional Paid-In Capital
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balances as of September 30, 2009	61,293	$6	$4,669	$(2,896)	$1,779

Stock-based compensation expense			129		129
Note conversion to unregistered common stock	2,333		1,143		1,143
Issuance of unregistered common stock for assumption of note – related party	3,667	1	1,466		1,467
Issuance of unregistered shares as collateral	4,257				–
Forfeiture of restricted stock grants	(350)				–
Net loss for the year ended September 30, 2010				(1,662)	(1,662)

Balances as of September 30, 2010	71,200	7	7,407	(4,558)	2,856

Conversion of outstanding interest to unregistered common shares	100		40		40
Equity in pooling of Diamond Acquisition			2,182		2,182
Stock-based compensation	1,099		747		747
Shares issued in conjunction with the acquisition of Integrated Consulting Group of NY LLC	62		50		50
Unregistered collateral shares repurchased at par value	(2,323)				–

Net loss for the year ended September 30, 2011				(1,843)	(1,843)

Balances as of September 30, 2011	70,138	$7	$10,426	$(6,401)	$4,032

The accompanying notes are an integral part of these consolidated financial statements.

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

 References in these Notes to Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities;

●
Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company, was formed on March 23, 2010. On April 5, 2010, CRD acquired (the “GT Acquisition Agreement”), through a private foreclosure sale, certain assets of GT Systems, Inc. and its operating affiliates (“GT Systems”) related to the temporary and permanent placement of employees. See also Note 3 to the Consolidated Financial Statements;

●
Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company, was formed on July 22, 2010. On August 27, 2010, pursuant to a merger, Insurance Overload closed its acquisition of Tri-Overload Staffing, Inc. (“Tri-Overload”), which was renamed Insurance Overload as part of the acquisition (the “Tri-Overload Acquisition”).  Tri-Overload was purchased prior to the Tri-Overload Acquisition on July 20, 2009 by TS Staffing Corp. (“TSS Corp.”), an entity wholly-owned by Robert Cassera, a director of the Company. Mr. Cassera also owns Tri-State Employment Services, Inc. (“Tri-State”), which together with its affiliated entities and persons was the beneficial owner of approximately 87.1% (of the Company’s outstanding shares of common stock at September 30, 2011. Because the Company and Tri-Overload were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“U.S. GAAP”) for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on July 20, 2009. See also Note 3 to the Consolidated Financial Statements;

●
Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company formed on October 18, 2010, acquired through a public foreclosure sale certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 related to the temporary placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Consolidated Financial Statements; and

●
Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company, was formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”).  Tri-Diamond was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by TSS Corp.  As described above, Mr. Cassera was the sole owner of TSS Corp. and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 87.1% of the Company’s outstanding shares of common stock at September 30, 2011.  Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009. See also Note 3 to the Consolidated Financial Statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Through its wholly-owned subsidiaries, the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of 98 staffing and recruiting offices.

2.	Summary of Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (individually and collectively the “Company”) .  Intercompany transactions have been eliminated in consolidation

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 2.0% and 1.4% for the years ended September 30, 2011 and 2010, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and Fixtures	5 years
Office Equipment	5 years
Computer Equipment	3 years
Software	3 years
Leasehold Improvements	Term of lease

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Liabilities

The Company classifies liabilities to related parties on its balance sheet as the following:
•	Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.
•	Due to related party represent amounts due for items that have been invoiced.
•	Related party long-term debt represents amounts due for long-term borrowings from a related party.

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

Per Share Information

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares and common stock equivalent shares outstanding during the period, calculated using the treasury-stock method. Common stock equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect, since any potential additional common shares would reduce the reported loss per share. The dilutive effect of common stock that may be issued as compensation is reflected in the calculation to the extent that any exercise price and compensation for future services is less than the market value of the shares. The weighted average number of shares for 2011 and 2010 does not include the anti-dilutive effect of common stock equivalents representing warrants, convertible debt and the effect of non-vested shares as summarized below.

	September 30,
	2011	2010

Warrants	56,000	166,000
Convertible debt	250,000	250,000
Non-vested shares	520,000	297,000

	826,000	713,000

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Acquisitions

GT Systems, Inc. and Affiliated Companies

On April 5, 2010, the Company, through its wholly-owned subsidiary, CRD, acquired, through a private foreclosure sale, certain assets of GT Systems for $3,000,000 (the “Purchase Price”) of which $750,000 was paid at the closing with the balance payable in four quarterly installments of $250,000 and thereafter, 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the Purchase Price has not been fully paid, then any remaining balance is due and payable by CRD at that time. CRD’s obligation to make the required payments is guaranteed by the Company, and is secured by a pledge of 4,257,332 shares of the Company’s common stock to the seller.  Pursuant to the GT Acquisition Agreement, the Company exercised its right to repurchase 2,323,001 from the pledged shares at par value during the third fiscal quarter of 2011.  These pledged shares are not treated as outstanding, and are not included in the number of the Company’s shares of common stock outstanding on the cover page of this Annual Report on Form 10-K. Tri-State is also a guarantor of CRD’s obligation to pay the Purchase Price.

The following table presents the allocation of the Purchase Price which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Backlog	$195,000
Sales representative network	2,055,000
PP&E	750,000
Total Purchase Price	$3,000,000

In addition, CRD has entered into a three year consulting agreement with GT Systems’ former owner for his assistance with the administration of the business and maintenance of customer and client relationships. Compensation to be paid under the agreement includes an annual payment of $200,000, 0.4% of the gross sales of each pay period, and an additional 0.6% of the annual gross sales in excess of $80,000,000. The Company has incurred consulting expenses relating to this agreement of $510,000 for the year ended September 30, 2011 and $256,000 from April 5, 2010 to September 30, 2010, which is included in selling general and administrative expenses on the Statements of Operations.

As a result of this acquisition, the Company earned $60,000 and $391,000  for the years ended September 30, 2011 and 2010, respectively, which has been reported as other income. This income consists of fees earned pursuant to a services agreement with an affiliate of GT Systems, ICG Seller, which the Company performed through the quarter ended December 31, 2010, and amounts earned under a service and collections agreement with the foreclosing party, whereby the Company provided services to assist the foreclosing party in collecting the outstanding receivables of GT Systems prior to its acquisition. These services to assist the foreclosing party have been reduced to $2,000 per month.

The Company also incurred $482,000 in acquisitions-related costs in the year ended September 30, 2010. The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of GT Systems on October 1, 2009:

	Included in the Financial Statements Presented CRD’s Acquisition of Certain Systems Assets of GT Systems April 5, 2010 - September 30, 2010	Supplemental Pro forma Consolidated October 1, 2009 - September 30, 2010

Revenue	$36,456,000	$156,955,000

Net (loss) income from continuing operations	$(321,000)	$196,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tri-Overload Staffing

On August 27, 2010, the Company completed the Tri-Overload Acquisition from TSS Corp. through a merger of Tri-Overload into a wholly-owned subsidiary of the Company, Insurance Overload. The purchase price for Tri-Overload was $6,200,000, which was paid through the issuance of 8,589,637 shares of the Company’s common stock to a related party. The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using historical market prices.  Insurance Overload operates an insurance-specific staffing business in major cities throughout the United States, furnishing temporary personnel, and makes direct hire placements in both the property/casualty/worker’s compensation insurance industry and the health insurance industry.  The Company incurred $209,000 in acquisition related costs in the year ended September 30, 2010.

Integrated Consulting Group of NY LLC

On December 14, 2010 (the “Closing Date”), ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC (“ICG Seller”) related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to $3,197,000 (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

The following table presents the allocation of purchase consideration for the ICG acquisition, which has been accounted for at the fair values of the assets acquired and liabilities assumed under the acquisition method of accounting:

Accounts receivable, net	$5,263,000
Other net working capital	(2,015,000)
Property, plant and equipment	71,000
Backlog	91,000
Sales representative network	641,000
Non-compete agreement	533,000
Goodwill	2,653,000
Total purchase price	$7,237,000

The Company also incurred $407,000 in acquisition related costs during the first two quarters of fiscal year 2011 in connection with this acquisition.  The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010 – September 30, 2011	Supplemental Pro forma Consolidated October 1, 2010 – September 30, 2011

Revenue	$23,490,000	$29,827,000

Net loss from continuing operations	$(626,000)	$(913,000)

Tri-Diamond Staffing, Inc.

On January 31, 2011, the Company completed the Tri-Diamond Acquisition from TSS Corp. through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000,000, which was paid through the issuance of 29,411,765 shares of the Company’s common stock to a related party.  Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses.  The Company incurred $314,000 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition.  Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company made a payment to TSS Corp. of $987,000 that is included in the related party payable at September 30, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A condensed combined summary of operations  of the Company giving effect to the pooling-of-interest method in conjunction with the Tri-Diamond Acquisition for the year ended September 30, 2010 is presented below:

	Year Ended September 30, 2010
	Corporate Resource Services, Inc.	Tri- Diamond Staffing, Inc.	Combined
Revenues	$120,891,000	$96,888,000	$217,779,000

Direct cost of producing revenues	98,996,000	82,813,000	181,809,000

Gross profit	21,895,000	14,075,000	35,970,000

Operating expenses	21,681,000	12,510,000	34,191,000

Income from operations	214,000	1,565,000	1,779,000

Interest and other expenses	2,775,000	666,000	3,441,000

Net income (loss)	$(2,561,000)	$899,000	$(1,662,000)

Basic and diluted loss per common share	$(0.08)		$(0.03)

Weighted average shares outstanding – basic and diluted	32,286,000	29,412,000	61,698,000

The following is a summary balance sheet at September 30, 2010:

	Corporate Resource Services, Inc.	Tri-Diamond Staffing Inc.	Combined

Current assets	$5,015,000	$6,231,000	$11,246,000

Total assets	$13,229,000	$11,991,000	$25,220,000

Current liabilities	$11,789,000	$9,478,000	$21,267,000

Long-term debt	$1,097,000	$–	$1,097,000

Stockholders’ equity	$343,000	$2,513,000	$2,856,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at September 30, 2011 and 2010:

	As of September 30, 2011			As of September 30, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists and relationships (7 to 10 years)	$10,638,000	$5,119,000	$5,519,000	$8,938,000	$3,188,000	$5,750,000
Backlog (6 to 12 months)	138,000	131,000	7,000	488,000	488,000	–
Non-competition agreements (2 to 3 years)	644,000	348,000	296,000	111,000	111,000	–
Trade name (20 years)	364,000	47,000	317,000	364,000	28,000	336,000
Total	$11,784,000	$5,645,000	$6,139,000	$9,901,000	$3,815,000	$6,086,000

Goodwill (indefinite life)	$9,028,000		$9,028,000	$6,243,000		$6,243,000

The Company recorded amortization expense for the years ended September 30, 2011 and 2010 of $1,830,000 and $1,617,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending September 30, 2012, 2013, 2014, 2015 and 2016 is $1,452,000, $981,000, $693,000, $617,000 and $560,000, respectively. On December 14, 2010, the Company, through its wholly-owned subsidiary, ICG Inc., completed the ICG Acquisition and, in conjunction therewith, acquired $2,653,000 of goodwill and, on April 10, 2011, Diamond Staffing completed the Cameo Acquisition and acquired $132,000 of goodwill.

The Company performed its latest annual impairment analysis as of September, 2011 and will continue to test for impairment annually. No impairment was indicated as of September 30, 2011

5.	Related Parties

Commencing January 2006, TSE-PEO, Inc. (“TSE-PEO”) began providing professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”) replaced TSE-PEO in providing such services. Professional employer services rendered include payroll services, administration of  employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs, and obtain employee benefits at advantageous rates. TSE-PEO and TS Employment are affiliates of Tri-State, which is wholly-owned by Robert Cassera. The aggregate amount payable to TSE-PEO and TS Employment, due to the timing and payment of invoices received was $8,295,000 and $3,340,000 as of September 30, 2011 and 2010, respectively. The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance. The total amount charged by TSE-PEO and TS Employment for the years ended September 30, 2011 and 2010 was $285,283,000 and $95,343,000, respectively.  These amounts are inclusive of payroll, withholding taxes, and workers compensation costs and an administrative fee. Each of TSE-PEO and TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owes other amounts to Tri-State totaling $11,442,000 and $5,096,000 at September 30, 2011 and 2010, respectively.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

At September 30, 2010 and 2009 property and equipment consisted of the following:

	September 30, 2010	September 30, 2009

Furniture and fixtures	$1,360,000	$1,291,000
Office equipment	41,000	39,000
Computer equipment	182,000	177,000
Software	5,000	5,000
Leasehold improvements	22,000	22,000
	1,610,000	1,534,000
Less accumulated depreciation and amortization	690,000	456,000
	$920,000	$1,078,000

The Company recorded depreciation and amortization expense for the years ended September 30, 2011 and 2010 of $234,000 and $190,000, respectively.

7.           Debt

Debt at September 30, 2011 and 2010 is summarized as follows:

	September 30, 2011	September 30, 2010
Debt:
ICG Inc. acquisition (i)	$2,938,000	$–
ICG Inc. revolving credit facility and term loan (ii)	1,790,000	–
CRD acquisition (iii)	1,034,000	2,000,000
Tri-Overload acquisition (iv)	–	428,000
Cameo Acquisition (v)	377,000	–
Other debt	50,000	50,000
Total	6,189,000	2,478,000
Less current maturities	3,850,000	1,478,000
Non-current portion	2,339,000	1,000,000

Related party short-term debt:
CRD acquisition (vi)	750,000	750,000
13% unsecured demand note (vii)	–	104,000
18% unsecured convertible note (viii)	100,000	100,000
Demand loans (ix)	8,000	55,000
Total	858,000	1,009,000
Less current maturities	858,000	1,009,000
Non-current portion	–	–

Total debt	7,047,000	3,487,000
Less current maturities	4,708,000	2,487,000
Total non-current portion	$2,339,000	$1,000,000

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company was obligated to pay an estimated $3,641,000 which includes an agreement to pay $183,000 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount was being paid in installments from January to July 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. The Company estimates the total value of these payments to be $3,275,000, approximately $887,000 of which is estimated to be payable by September 30, 2012.  Additionally, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. The Company estimates the value of these payments to be $533,000, approximately $296,000 of which is estimated to be payable by September 30, 2012.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payments aggregating $1,053,000 were paid against the ICG Acquisition debt during the year ended September 30, 2011.

(ii)
ICG Inc. entered into a Loan and Security Agreement (the “Financing Agreement”) with North Mill Capital, LLC (“North Mill”). Under the Financing Agreement, a term loan was made at closing to ICG Inc. in the amount of $120,000, which amount was required to be repaid by ICG Inc. in four consecutive monthly installments of $30,000 that commenced in January 2011. This term loan was fully repaid in April 2011.  Also, a two year $4,200,000 revolving credit facility, with a one year renewal option, was made available to ICG Inc., provided that borrowings under the revolving credit facility are at North Mill’s discretion and are limited to the lesser of $4,200,000 or an amount that is equal to 85% of ICG Inc.’s eligible accounts receivables. The Financing Agreement defines eligible receivables as accounts which are acceptable to North Mill and meet certain eligibility standards which North Mill may revise from time to time. Accounts which will generally not be eligible under such standards include, among others, accounts that are 90 days past its invoice date, accounts owed by any account debtor that has failed to pay 25% or more of its aggregate Balance due within 90 days of the invoice date, related party accounts and accounts where the debtor has filed for bankruptcy. Each of the term loan and the revolving credit facility are secured by substantially all of ICG Inc.’s assets. Amounts outstanding under the Financing Agreement that are less than or equal to $3,500,000 shall bear interest at prime plus 7.00% (with a minimum of 10.25%) and for all outstanding amounts exceeding $3,500,000 the interest rate is prime plus 8.50%. On October 18, 2011, ICG Inc. effectively refinanced this debt by entering into a trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”) (See Note 14).

(iii)
In connection with the acquisition of certain assets of GT Systems for $3,000,000 consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 4,257,332 shares of the Company’s common stock being held in escrow.  Pursuant to the acquisition agreement, the Company exercised its right to repurchase 2,323,001 from the pledged shares at par value during the third fiscal quarter of 2011, for the par value of $0.0001 per share.

(iv)
In connection with the acquisition of Tri-Overload on August 27, 2010, the Company assumed a $428,000 note payable to the party that had previously sold Tri-Overload to TSS Corp. on July 20, 2009. It is the Company’s position that the note was satisfied through payments made by the Company to vendors and other creditors on the seller’s behalf.

(v)	In conjunction with the Cameo Acquisition on April 10, 2011, the Company incurred $400,000 of debt to the seller, payable in thirty-six monthly installments of $11,108.

(vi)
In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company. Payment of this amount to Tri-State is due on demand. This amount is classified as current term debt.

(vii)
An unsecured demand note was issued on March 31, 2006 to an affiliate of a former director and officer of the Company, having an original principal amount of $150,000 and bearing annual interest at 8%. This obligation was satisfied in the fourth fiscal quarter of 2011.

(viii)
$100,000 unsecured note is convertible into 250,000 shares of common stock at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(ix)
Demand loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company at September 30, 2010. The amounts were not subject to interest and are classified as short-term loans and are due and payable upon demand.  The Company received a demand for payment of outstanding principal under this demand loan in November 2010. $48,000 of this obligation was satisfied in the fourth fiscal quarter of 2011.  Management is contesting the remaining amounts due under this obligation.

Reliance on Related Parties

The Company has historically relied on funding from related parties in order to meet its liquidity needs. Management believes that the advantages the Company derived from obtaining funding from related parties include a quick turnaround in response to funding requirements and a lack of restrictive covenants, which is often deducted from gross proceeds that would be available to the Company. Management anticipates the Company will continue to rely on related parties for its short-term financing needs, as well as other sources of financing.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amounts of  debt maturing after September 30, 2011 are as follows:

Years Ending September 30:
2012	$4,708,000
2013	1,229,000
2014	730,000
2015	380,000
$7,047,000

The Company has estimated its debt repayments under the GT Systems acquisition agreement based on estimated future revenues. The $660,000 in payments represents 0.75% of such revenue. The remaining debt balance of $340,000 is to be paid in 2013.

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations. As of September 30, 2011 current liabilities exceeded current assets by $10,147,000. Additionally, subsequent to September 30, 2010, the Company has been engaging in several activities to further increase its working capital including obtaining forbearance agreements or restructuring of its debt, issuing unregistered common stock in exchange for debt, and seeking additional reductions in operating expenditures and increases in operating efficiencies.

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

Effective October 22, 2009, the Company's Board of Directors terminated the Plan. However, any unvested stock grants outstanding at the time of the Plan's termination will continue to vest in accordance with the terms of the Plan.

A summary of the status of the Company’s nonvested shares and the changes during the years ended September 30, 2010 and 2009 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2009	973,000	$0.31
Vested	(326,000)	0.32
Forfeited	(350,000)	0.20
Nonvested at September 30, 2010	297,000	0.33
Vested	(153,000)	0.33
Forfeited	(44,000)	0.30
Nonvested at September 30, 2011	100,000	$0.34

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. For shares vesting immediately, compensation expense is recognized on the date of grant. Fair value is determined at a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume and, b) recent private placement valuations. The shares granted during the 2008 and 2007 fiscal years had weighted-average grant date fair values of $0.30 and $0.34, respectively, representing discounts of 35% from market price for both years.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to shares granted under the Plan, during the year ended September 30, 2011, the Company granted 750,000 shares of the Company’s common stock, and 555,000 restricted stock units in connection with the hiring of two executive officers of the Company, 60,000 shares to two other employees of the Company and 62,500 shares to an employee in connection with the ICG Acquisition.

For the years ended September 30, 2011 and 2010, compensation expense relating to restricted stock awards was $747,000 and $129,000, respectively. As of September 30, 2011, there was $150,000 of total unrecognized compensation cost. That cost is expected to be recognized as an expense over the remaining period of less than three years. The total fair value on the vesting date of the shares that vested during the year ended September 30, 2011 was $689,000.

9.           Concentrations of Credit Risk

The Company maintains cash accounts with stable, high credit quality financial institutions. At times, such accounts are in excess of federally insured limits. To date, the Company has not experienced any losses in such accounts and management believes that the risk of loss is negligible. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable. However, concentration of credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on its customers. No single customer accounted for more than 10% of revenue for the years ended September 30, 2011 and 2010.

10.           Sales of Receivables

The Company’s subsidiaries, other than ICG Inc. (see Note 7(ii)) and Accountabilities, are currently participating in a trade accounts receivable purchase agreement with Wells Fargo Credit Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in this Wells Fargo agreement until June 13, 2011 when it entered in a similar trade accounts receivable purchase agreement with Amerisource.  Under the Wells Fargo agreement, the maximum amount of trade receivables that can be sold by our participating subsidiaries and affiliates in the aggregate is $50,000,000.  As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of September 30, 2011 and September 30, 2010, trade receivables of $24,077,000 and $28,415,000 had been sold and remain outstanding, for which amounts due from Wells Fargo total $3,154,000 and $2,547,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts over 90 days past due.

Under the terms of the agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreement is included in interest expense in the accompanying statements of operations and amounted to $1,690,000 for the year ended September 30, 2011, including $228,000 from Accountabilities for interest and $40,000 for termination fees compared to $1,327,000 for the year ended September 30, 2011, restated to include $666,000 for Tri-Diamond.  Tri-State and Robert Cassera, which together with affiliated entities and persons owned approximately 87.1% of our outstanding shares of common stock as of September 30, 2011, have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement Accountabilities entered into with Amerisource has a term of two years and a maximum borrowing amount of $6,000,000,  with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 6% per annum) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings.   At September 30, 2011,  there were $4,633,000 of trade accounts receivable sold that remains outstanding and, of that amount,  $660,000 due from Amerisource.  The Company paid Amerisource $173,000 in interest for the year ended September 30, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           Income Taxes

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	September 30, 2011	September 30, 2010

Deferred tax assets:
Net operating losses	$1,869,000	$1,759,000
Accounts receivable	–	189,000
Restricted stock	131,000	52,000
Goodwill, customer lists and relationships and non-compete and solicit agreements	1,277,000	174,000

Valuation allowance	(2,328,000)	(2,174,000)
	949,000	–
Deferred tax liabilities:
Goodwill, customer lists and relationships and non-compete and solicit agreements	949,000	–
	$–	$–

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

Concluding that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 30, 2011 and 2010.

Since the Date of Inception the Company has accumulated U.S. Federal and state net operating loss carryforwards of approximately $4,398,000 that expire at various dates through 2030. The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended
	September 30, 2011	September 30, 2010
U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Stock based compensation valuation	6.7%	6.7%
Change in valuation allowance	33.3%	33.3%
Effective tax rate	–%	–%

12.	Supplemental Disclosure of Cash Flow Information

	Years Ended
	September 30, 2011	September 30, 2010

Cash paid for interest	$2,166,000	$1,220,000
Non-cash investing and financing activities:
Debt converted to unregistered common stock at fair value	–	2,520,000
Stock-based compensation	747,000	129,000
Conversion of accrued interest to unregistered common shares	40,000	–
Shares issued for IOS acquisition at fair value	–	6,200,000
Shares issued for Diamond Staffing acquisition at fair value	25,420.000	–
Assets acquired for issuance of debt - CRD	–	3,000,000
Assets acquired for issuance of debt - ICG	7,237,000	–

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days past due accounts related to the healthcare industry, which are slow payers due to reimbursement cycles.  As a result the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Unremitted Payroll Taxes

Prior to the holding company reorganization, Accountabilities was notified by the IRS and certain state taxing authorities that a business operated through Accountabilities corporate entity, which had ceased operations at the end of 2004, had accumulated liabilities for unremitted payroll taxes for calendar year 2004. Consequently, we recorded a the amount management believed would be ultimately due to settle this liability based upon our knowledge of the events and circumstances at the time. In June 2011, the Company agreed to pay $156,000 in full settlement of this matter.

Lease Commitments

At September 30, 2011 and 2010, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017. Future minimum rental commitments under operating leases are as follows:

Years Ending September 30:
2012	$2,361,000
2013	1,799,000
2014	1,605,000
2015	957,000
2016	143,000
Thereafter	98,000
$6,963,000

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

14.           Subsequent Events

On October 18, 2011 ICG Inc. entered in a trade accounts receivable purchase agreement with Amerisource.  The purchase agreement has a term of two years and a maximum borrowing amount of $4,500,000,  with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 5% per annum) and a monthly collateral management fee of 0.60% of the average daily outstanding borrowings.

On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company.  Pursuant to the terms of the Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Company's common stock, par value $0.0001 per share, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 common shares were issued by the Company in exchange for an equal number of Company shares that were held by TS Stafffing immediately prior to the TS Staffing Acquisition.  These shares were cancelled upon acquisition.