Form 10-Q
period 2011-12-30
Corporate Resource Services, Inc.
filed 2012-02-13
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

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

The number of shares of Common Stock, $.0001 par value, outstanding as of February 3, 2012 was 103,081,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 30, 2011 (unaudited) and September 30, 2011 (restated)	3

Condensed Consolidated Statements of Operations for the Three Months Ended December 30, 2011 (unaudited) and December 31, 2010 (unaudited and restated)	4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended December 30, 2011 (unaudited and restated)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 30, 2011(unaudited) and December 31, 2010 (unaudited and restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risks	23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. (Removed and Reserved)	23

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	December 30, 2011	September 30, 2011
	(unaudited)	(restated)
ASSETS

Current assets:
Cash	$28	$—
Accounts receivable – less allowance for doubtful accounts of $2,410 and $6,273, respectively	4,122	8,178
Due from financial institution	5,854	5,433
Unbilled receivables	8,696	13,441
Prepaid expenses	315	345
Total current assets	19,015	27,397

Property and equipment, net	1,147	1,073
Other assets	770	720
Intangible assets, net	5,912	6,331
Goodwill	10,089	10,089

Total assets	$36,933	$45,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,631	$12,186
Accrued wages and related obligations–due to related party	9,536	8,955
Borrowings under asset-based facility	—	1,790
Current portion of long-term debt	2,094	2,060
Current portion of related party long-term debt	858	858
Due to related party	—	11,442
Loan payable – related party	12,522	—
Total current liabilities	28,641	37,291

Long term debt, net of current portion	1,998	2,339
Deferred rent	216	254
Total liabilities	30,855	39,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 145,000 shares authorized; 105,015 and 104,977 shares issued and 103,081 and 103,043 outstanding as of December 30, 2011 and September 30, 2011, respectively	11	10
Additional paid-in capital	11,316	12,117
Accumulated deficit	(5,249)	(6,401)
Total stockholders’ equity	6,078	5,726

Total liabilities and stockholders’ equity	$36,933	$45,610

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands except per share data)

	Three Months Ended
	December 30, 2011	December 31, 2010
		(restated)
Revenue	$162,517	$127,825

Direct cost of producing revenues	24,410	73,032
Direct cost of producing revenues purchased from related parties	118,302	35,362

Gross profit	19,805	19,431

Selling, general and administrative expenses (including stock-based compensation of $38 and $28 for the three ended December 30, 2011 and December 31, 2010, respectively)	6,764	10,413
Selling, general and administrative expenses - related parties	9,633	5,939
Depreciation and amortization	505	573
Other (income)	—	(40)

Income from operations	2,903	2,546

Interest expense	998	677
Interest expense – related party	356	—
Acquisition expenses	397	434

Net income	$1,152	$1,435

Total net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	102,981	102,222
Diluted	103,237	102,525

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balances as of September 30, 2011 (restated)	104,977	$10	$12,117	$(6,401)	$5,726

Equity adjustment as a result of pooling-of-interest of TS Staffing Acquisition			(838)		(838)
Stock-based compensation	38	1	37		38

Net income for the three months ended December 30, 2011				1,152	1,152

Balances as of December 30, 2011	105,015	$11	$11,316	$(5,429)	$6,078

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Three Months Ended
	December 30, 2011	December 31, 2010
		(restated)
Cash flows from operating activities:
Net income	$1,152	$1,435
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	495	573
Amortization of deferred financing costs	10	–
Bad debt expense	84	765
Stock-based compensation	38	28
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	93	41
Due from financial institution	(1,669)	303
Prepaid expenses	30	(118)
Other assets	(60)	(777)
Accrued wages and related obligations – due related party	581	1,043
Accounts payable and accrued liabilities	(2,416)	(1,897)
Straight line rent	(38)	11
Net cash (used in) provided by operating activities	(1,700)	1,407

Cash flows from investing activities:
Purchase of property and equipment	(150)	(4)
Acquisition of assets through business combinations	–	(50)
Net cash used in investing activities	(150)	(54)

Cash flows from financing activities:
Principal payments on long-term debt	(457)	(678)
Short term borrowings	150	–
Loan payable – related party – net	3,975	–
Advances from related party – net	–	(649)
Payments on asset-based facility – net	(1,790)	115
Net cash provided by (used in) financing activities	1,878	(1,212)

Change in cash	28	141

Cash at beginning of period	–	254

Cash at end of period	$28	$395

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

References in these Notes to the Condensed Consolidated Financial Statements to the “Company” refer, for periods prior to February 23, 2010, to Accountabilities, and, for the periods after the reorganization, to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities;

●	Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company and Delaware corporation, formed on March 23, 2010;

●	Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company and Delaware corporation, formed on July 22, 2010.;

●
Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 18, 2010, acquired through a public foreclosure sale certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 related to the temporary placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Condensed Consolidated Financial Statements; and

●
Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company and Delaware Corporation, formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”). Tri-Diamond was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by TS Staffing Corp. (“TSS Corp.”). As described above, Mr. Cassera was the sole owner of TSS Corp. and Tri-State Employment Services, Inc., which together with its affiliated entities and persons ("Tri-State") was the beneficial owner of approximately 89.9% of the Company’s outstanding shares of common stock at December 30, 2011. Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“U.S. GAAP”) for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009. See also Note 3 to the Condensed Consolidated Financial Statements.

•
TS Staffing Services, Inc. (“TS Staffing”), a wholly-owned subsidiary of the Company and Texas corporation.  On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company. Pursuant to the terms of the Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Company’s common stock, par value $0.0001 per share, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 common shares were issued by the Company in exchange for an equal number of Company shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 89.9% of the Company’s outstanding shares of common stock at December 30, 2011. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies. See also Note 3 to the Condensed Consolidated Financial Statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nature of Operations

Through its wholly-owned subsidiaries, the Company is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of 113 staffing and recruiting offices.

2. Summary of Significant Accounting Policies

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (individually and collectively the “Company”). Intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).  The accompanying condensed consolidated balance sheet as of September 30, 2011 has been restated to reflect the acquisitions of TS Staffing that was accounted for using the pooling-of-interest method of accounting.

Beginning on October 1, 2011, the Company’s operations are on a “52/53-week” fiscal year (”Fiscal Year”) ending on the Friday closest to September 30.  The Company’s fiscal quarters are the interim 13 week periods of the Fiscal Year, with the fourth quarter of a 53-week Fiscal Year extended to 14 weeks.  The differences in the Company’s Fiscal Year quarter (three month) and year end close dates and those of previous periods are not significant.

 Revenue Recognition

Staffing and consulting revenues are recognized when services are delivered. Permanent placement revenue, which generated 0.5% and 1.3% for the three months ended December 30, 2011 and December 31, 2010, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Related Party Liabilities

The Company classifies liabilities to related parties on its balance sheet as the following:
●	Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.
●
Due to related party represents amounts due for items that have been invoiced.  In the first quarter of fiscal 2011, the Company and Tri-State agreed to convert these amounts to a related party loan payable and charge interest at 12% per annum.

●	Related party long-term debt represents amounts due for long-term borrowings from a related party.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended
	December 30, 2011	December 31, 2010
Numerator:
Net income	$1,152,000	$1,435,000

Denominator:
Weighted average shares of common stock outstanding	102,981,000	102,222,000
Dilutive effect of stock warrants, convertible debt and restricted stock	256,000	303,000
Weighted average shares of common stock outstanding, assuming dilution	103,237,000	102,525,000

Net income per share:
	$0.01	$0.01
Diluted	$0.01	$0.01

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

Interim Financial Information

The condensed consolidated financial information as of and for the three months ended December 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on December 28, 2011. Certain reclassifications have been made to the accompanying condensed consolidated financial statements to conform to the current period’s presentation.

3. Acquisitions

Integrated Consulting Group of NY LLC

On December 14, 2010 (the “Closing Date”), ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of ICG Seller related to the temporary and permanent placement of employees in the light industrial industry and translation and interpreting services (the “ICG Acquisition”). The consideration for these assets included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to $3,197,000, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

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

The Company also incurred $407,000 in acquisition related costs during the first two quarters of fiscal year 2011 in connection with this acquisition. The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010– December 31, 2010	Supplemental Pro forma Consolidated October 1, 2010– December 31, 2010

Revenues	$1,599,000	$7,936,000

Net loss	$(451,000)	$(768,000)

Tri-Diamond Staffing, Inc.

On January 31, 2011, the Company completed the Tri-Diamond Acquisition from TSS Corp. through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000,000, which was paid through the issuance of 29,411,765 shares of the Company’s common stock to a related party. Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses. The Company incurred $314,000 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition. Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company accrued a payment to TSS Corp. of $987,000 that is included in the related party loan payable at December 30, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

TS Staffing Services, Inc.

On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing and Robert Cassera. Pursuant to the terms of the Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Company’s common stock, par value $0.0001 per share, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 common shares were issued by the Company in exchange for an equal number of Company shares that were held by TS Stafffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.  The Company incurred acquisition related costs of $397,000 related the TS Staffing Acquisition during the quarter ended December 30, 2011.

A condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the  Tri-Diamond Acquisition and TS Staffing Acquisition for the three months ended December 31, 2010 is presented below:

	Three Months Ended December 31, 2010
	Corporate Resource Services, Inc.	Tri- Diamond Staffing, Inc.	TS Staffing Corp.	Combined

Revenues	$44,864,000	$34,136,000	$48,825,000	$127,825,000

Direct cost of producing revenues	35,727,000	30,089,000	42,578,000	108,394,000

Gross profit	9,137,000	4,047,000	6,247,000	19,431,000

Operating expenses	8,196,000	4,314,000	4,375,000	16,885,000

Income (loss) from operations	941,000	(267,000)	1,872,000	2,546,000

Interest and other expenses	709,000	172,000	230,000	1,111,000

Net income (loss)	$232,000	$(439,000)	$1,642,000	$1,435,000

Income per common share:
Basic	$0.01			$0.01
Diluted	$0.01			$0.01

Weighted average shares outstanding:
Basic	37,971,000	29,412,000	34,839,000	102,222,000
Diluted	38,274,000	29,412,000	34,839,000	102,525,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at December 30, 2011 and September 30, 2011:

	As of December 30, 2011			As of September 30, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists and relationships (3 to 10 years)	$13,547,000	$8,212,000	$5,335,000	$13,547,000	$7,864,000	$5,683,000
Backlog (6 to 12 months)	138,000	133,000	5,000	138,000	131,000	7,000
Non-competition agreements (2 to 5 years)	1,569,000	1,325,000	244,000	1,569,000	1,263,000	306,000
Trade name (20 years)	364,000	52,000	312,000	364,000	47,000	317,000
Lease agreements (3 years)	250,000	234,000	16,000	250,000	232,000	18,000

Total	$15,868,000	$9,956,000	$5,912,000	$15,868,000	$9,537,000	$6,331,000

Goodwill (indefinite life)	$10,089,000		$10,089,000	$10,089,000		$10,089,000

The Company recorded amortization expense for the three months ended December 30, 2011 and December 31, 2010 of $419,000 and $492,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining nine months of fiscal 2011 is $1,216,000, and for the fiscal years ending September 30, 2013, 2014, 2015, 2016 and 2017 is $987,000, $695,000, $617,000, $560,000 and $452,000, respectively.

The Company performed its latest annual impairment analysis as of September, 2011, and will continue to test for impairment annually. No impairment was indicated as of September 30, 2011.

5. Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Credit Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when they entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”). Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by our participating subsidiaries in the aggregate is $50,000,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of December 30, 2011 and September 30, 2011, trade receivables of $45,349,000 and $35,614,000 had been sold and remain outstanding, net of amounts due from Wells Fargo totaling $4,492,000 and $4,772,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.3%. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare related receivables.

Under the terms of the agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $719,000 for the three months ended December 30, 2011 compared to $677,000 for the three months ended December 31, 2010, restated to include $171,000 for Tri-Diamond and $172,000 for TS Staffing. Tri-State and Robert Cassera have guaranteed our obligations to Wells Fargo.  Wells Fargo interest expense also included $77,000 from Accountabilities for the first quarter of fiscal year 2011.

The trade accounts receivable purchase agreements Accountabilities and ICG Inc. entered into with Amerisource on June 13, and October 18, 2011, respectively, have a term of two years and a maximum borrowing amount of $6,000,000 and $4,500,000 at Accountabilities and ICG Inc., respectively, with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 6% per annum and 5% per annum at Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At December 30, 2011 and September 30, 2011, there were $7,294,000 and $4,633,000 of trade accounts receivable sold that remains outstanding, respectively, net of $1,362,000 and $660,000 due from Amerisource, respectively. The Company paid Amerisource $270,000 in interest for the quarter ended December 30, 2011.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Related Parties

Commencing January 2006, TSE-PEO, Inc. (“TSE-PEO”) began providing professional employer services to the Company, and beginning in August 2010, TS Employment, Inc. (“TS Employment”) replaced TSE-PEO in providing such services. Professional employer services rendered include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. TSE-PEO and TS Employment are affiliates of Tri-State, which is wholly-owned by Robert Cassera. The aggregate amount payable to TSE-PEO and TS Employment, due to the timing and payment of invoices received was $9,536,000 and $8,955,000 as of December 30, 2011 and September 30, 2011, respectively. The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance. The total amount charged by TSE-PEO and TS Employment for the three months ended December 30, 2011 and September 30, 2011 was $127,935,000 and $41,301,000, respectively. These amounts are inclusive of payroll, withholding taxes, and workers compensation costs and an administrative fee. Each of TSE-PEO and TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $11,442,000 on September 30, 2011.  On October 1, 2011, the Company and Tri-State agreed to convert this related party payable to a related party loan payable and charge each affiliate, interest at the rate of 12% per annum.  The balance of the related party loan payable was $12,522,000 as of December 30, 2011, and the Company recognized $356,000 of related party interest expense for the quarter ended December 30, 2011.

7.  Long-Term Debt

Long-term debt at December 30, and September 30, 2011 is summarized as follows:

	December 30, 2011	September 30, 2011
Debt:
ICG Inc. acquisition (i)	$2,658,000	$2,938,000
ICG Inc. revolving credit facility and term loan (ii)	–	1,790,000
CRD acquisition (iii)	890,000	1,034,000
Cameo Acquisition (iv)	344,000	377,000
Other debt	200,000	50,000
Total	4,092,000	6,189,000
Less current maturities	2,094,000	3,850,000
Non-current portion	1,998,000	2,339,000

Related party short-term debt:
CRD acquisition (v)	750,000	750,000
18% unsecured convertible note (vi)	100,000	100,000
Demand loans (vii)	8,000	8,000
Total	858,000	858,000
Less current maturities	858,000	858,000
Non-current portion	–	–

Total debt	4,950,000	7,047,000
Less current maturities	2,952,000	4,708,000
Total non-current portion	$1,998,000	$2,339,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company was obligated to pay an estimated $3,641,000 which includes an agreement to pay $183,000 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount was being paid in installments from January to July 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. The Company estimates the total value of these payments to be $3,275,000, approximately $887,000 of which is estimated to be payable by December 30, 2012. Additionally, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. The Company estimates the value of these payments to be $533,000, approximately $250,000 of which remains and is estimated to be payable by December 14, 2012.

Payments aggregating $280,000 were paid against the ICG Acquisition debt during the three months ended December 30, 2011.

(ii)
On December 14, 2010,  ICG Inc. entered into a two year $4,200,000 revolving credit facility. On October 18, 2011, ICG Inc. effectively refinanced this debt by entering into a trade accounts receivable purchase agreement with Amerisource  (See Note 5).

(iii)
In connection with CRD's acquisition of certain assets of GT Systems for $3,000,000 consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Company’s common stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the  right to repurchase these shares at the par value of $0.0001 per share.

(iv)
In conjunction with the acquisition of Cameo Personnel Systems, Inc. on April 10, 2011, the Company incurred $400,000 of debt to the seller, payable in thirty-six monthly installments of $11,108 beginning in August 2011.

(v)
In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company. Payment of this amount to Tri-State is due on demand. This amount is classified as current.

(vi)
This $100,000 unsecured note is convertible into 250,000 shares of common stock at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum.

(vii)
Demand loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company at December 30, 2010. The amounts were not subject to interest and are classified as short-term loans and are due and payable upon demand. The Company received a demand for payment of outstanding principal under this demand loan in November 2010. $48,000 of this obligation was satisfied in the fourth fiscal quarter of 2011. Management is contesting the remaining amounts due under this obligation.

8. Stock-Based Compensation

In September 2007, the Board of Directors of Accountabilities adopted the Accountabilities, Inc. Equity Incentive Plan (the “Plan”). Under the terms of the reorganization discussed in Note 1 above, the Company has assumed the Plan and any related agreement that continued to remain outstanding pursuant to which restricted stock awards of Accountabilities’ common stock were granted. Effective October 22, 2009, our Board of Directors terminated the Plan, and as a result, there will be no further stock grants thereunder. However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the Plan. As of December 30, 2011, there were no shares of restricted stock that remained unvested.

Additionally, during the second fiscal quarter of 2011, we granted 750,000 shares of the Company’s common stock, and 555,000 restricted stock units in connection with the hiring of two executive officers of the Company and 60,000 shares to two other employees of the Company.

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. Fair value is determined as a discount from the current market price quote to reflect a) lack of liquidity resulting from the restricted status and low trading volume of our common stock and b) private placement valuations. For the three months ended December 30, 2011 and 2010, compensation expense relating to restricted stock awards was $38,000 and $28,000, respectively. As of December 30, 2011, there was $112,000 of total unrecognized compensation cost. The total fair value of the shares that vested during the three months ended December 30, 2011 was $22,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	December 30, 2011	December 31, 2010

Cash paid for interest	$888,000	$627,000
Non-cash investing and financing activities:
Conversion of accrued interest to unregistered common shares	–	40,000
Shares issued for TS Staffing Acquisition at fair value	30,000,000	–
Assets acquired for issuance of debt – ICG	–	7,237,000
Loan payable to related party – net	8,547,000	–
Advances from related party – net	(8,547,000)	–

10. Stockholders’ Equity

In connection with the acquisition of certain assets of GT Systems by CRD on April 5, 2010, the Company issued 4,257,332 shares of common stock to the foreclosing party as collateral for the debt related to the purchase. These shares are being held in escrow and the Company has the right to repurchase them at $.0001 per share when or as the debt is repaid. Pursuant to the acquisition agreement, the Company exercised its right to repurchase 2,323,001 of the pledged shares during the third fiscal quarter of 2011.

11. Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days old except for certain healthcare related receivables. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Lease Commitments

At December 30, 2011, the Company had operating leases, primarily for office premises, expiring at various dates through September 2016. Future minimum rental commitments under operating leases are as follows:

Years Ending September 30:
2012 (remaining nine months)	$1,953,000
2013	1,996,000
2014	1,711,000
2015	957,000
2016	143,000
Thereafter	98,000
$6,858,000

Employment Agreements

The Company has employment agreements with certain key members of management. Each of the agreements may be terminated by the Company and the individual upon advance notice for periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without cause as defined in the applicable agreement.

12. Subsequent Events

The Company did not identify any subsequent events that required additional disclosure and/or adjustments in our financial statements through the date the financial statements were available to be issued, which was February 13, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, projections, estimates or objectives concerning our business and rely on historical facts. Such forward-looking statements may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements, and all phases of our operations, are subject to known and unknown risks, and uncertainties that may cause actual results to materially differ from those expressed in any such forward looking statements, including but not limited to those and other factors identified in our annual report on Form 10-K for the fiscal year ended September 30, 2011 and our other reports filed with the Securities and Exchange Commission (“SEC”) and the following:

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

References in this filing to the “Company,” “we,” “us,” and “our” refer, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Our acquisitions of Tri-Diamond Staffing, Inc. (“Tri-Diamond”) and TS Staffing Services, Inc. (“TS Staffing”) were required to be accounted for as a pooling of interest from a related party. Our condensed consolidated financial statements as of December 30, 2011 have been restated to include these acquisitions as if they occurred on January 1, 2009 and October 1, 2010 for Tri-Diamond and TS Staffing, respectively. See Note 1 to the Condensed Consolidated Financial Statements.

Overview

Through our wholly-owned subsidiaries, Accountabilities, Corporate Resource Development Inc. (“CRD”), Insurance Overload Services, Inc. (“Insurance Overload”), Integrated Consulting Group, Inc. (“ICG Inc.”), Diamond Staffing Services, Inc. (“Diamond Staffing”) and TS Staffing, we are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial, clerical and administrative support and insurance related staffing. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States from our New York City headquarters and the operation of 113 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand our service offerings at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we are able to extinguish debt and incur additional expenses to increase our sales, marketing and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects our operating expenses will continue to grow in absolute dollars as our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and related companies, and have incurred negative working capital. As of December 30, 2011, we had negative working capital of $7,771,000, including approximately $2,094,000 in the current portion of long-term debt. The negative working capital at December 30, 2011 also includes a loan payable to a related party of $12,522,000, which is due and payable to Tri-State Employment Services, Inc. and affiliates (“Tri-State”) for costs charged by Tri-State for professional employment organization services obligations which arise and are paid in the ordinary course of business. Additionally, there is $9,536,000 of accrued wages and related costs at December 30, 2011, which were invoiced by Tri-State in January 2012 but are attributable to December 2011. In addition, as part of the acquisition of Tri-Diamond, the Company agreed to make a payment to TS Staffing’s predecessor, TS Staffing Corp. (“TSS Corp.”), the seller of Tri-Diamond, of $987,000 which is included loan payable to a related party as of December 30, 2011.

At December 30, 2011 accrued wages and related obligations – due to related party exceeded unbilled receivables by $840,000.  This occurred because the quarter ended during a holiday week, and the Company is obligated to pay certain temporary employees for holiday days despite the Company contractually being unable to invoice its customers for those amounts.

Total outstanding debt as of December 30, 2011 was $17,472,000, $108,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in “Working Capital”, to effectively accomplish these objectives.

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

On January 31, 2011, the Company completed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Diamond Staffing, Tri-Diamond, TS Staffing’s predecessor, TSS Corp., the former sole owner of all of the outstanding shares of Tri-Diamond, and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. Pursuant to the terms and conditions of the Merger Agreement dated January 10, 2011, Tri-Diamond merged with and into Diamond Staffing, with Diamond Staffing continuing as the surviving entity (the “Merger”). The Merger consideration consisted of shares of the Company’s common stock, valued at $25.0 million or $0.85 per share issued. The Merger was reviewed and approved by a special committee of the Board of Directors consisting of an independent director. The special committee received a fairness opinion which indicated that the purchase price paid by the Company for Tri-Diamond as well as the price per share of the Company’s common stock used to determine the number of shares to be issued, was fair from a financial point of view to the unaffiliated stockholders of the Company.

Because the Company and TSS Corp. and its affiliates were all under common control, the acquisition was recorded using the pooling of interests method as required under United States generally accepted accounting principles (“U.S. GAAP”). Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on July 20, 2009, which is the date Tri-Diamond was acquired by TSS Corp. See Note 3 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

TSS Corp. was an affiliate of Tri-State and wholly-owned by Robert Cassera, a director of the Company. Following the consummation of the Tri-Diamond acquisition, Tri-State, together with its affiliated entities (including TSS Corp.) and persons, became the beneficial owner of approximately 85.9% of the Company’s outstanding shares of common stock.

On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company. Pursuant to the terms of the Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Company’s common stock, par value $0.0001 per share, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 common shares were issued by the Company in exchange for an equal number of Company shares that were held by TS Stafffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 89.9% of the Company’s outstanding shares of common stock at December 30, 2011. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies. See also Note 3 to the Condensed Consolidated Financial Statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing
Goodwill for Impairment (“ASU 2011-08”),.  This ASU allows entities to use a qualitative approach to test goodwill for impairment.  Under ASU 2011-08, entities may first perform a qualitative assessment to determine whether it ismore likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company cannot presently determine what effect, if any, the application of the amendments in ASU 2011-08 may have on its financial statements.

Results of Operations

The Company’s subsidiaries completed the following acquisitions in fiscal years 2011 and 2012:
●	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010
●	Diamond Staffing acquired Tri-Diamond on January 31, 2011; and
●	The Company acquired TS Staffing on November 21, 2011.

As a result, the results of operations of ICG Inc. are included in the results of operations for fiscal year 2011 beginning on December 14, 2010. The acquisitions of Tri-Diamond and TS Staffing have been accounted for as a pooling-of-interests by a related party, and as a result, the Company’s results of operations have been restated to include the results of operations of Tri-Diamond as if the acquisition had occurred on January 1, 2009 and TS Staffing as if the acquisition had occurred on October 1, 2010.

Three months ended December 30, 2011 compared to three months ended December 31, 2010

Revenues

For the three months ended December 30, 2011, revenue increased $34.7 million or 27.1% to $162.5 million as compared to $127.8 million for the three months ended December 31, 2010, which was restated to include $34.1 million in revenue from Tri-Diamond and $48.8 million from TS Staffing’s predecessor, TSS Corp. Of the increase in the third fiscal quarter of 2011, $5.8 million was attributable to ICG Inc. which was acquired on December 14, 2010 from an unrelated third party and, therefore includes only operations from that date.

Revenue attributable to Accountabilities increased by $1,014,000, or 6.1%, to $17,669,000, in the three months ended December 30, 2011, as compared to $16,655,000 in the comparable period of fiscal 2010 due to net increase in client acquisition. CRD revenues increased $298,000 or 1.6% from $18.560,000 for the three months ended December 31, 2010 to $18,858,000 for the three months ended December 30, 2011. Insurance Overload revenues decreased from $8,050,000 in the first quarter of fiscal 2011 to $7,479,000 in the first quarter of fiscal 2012, a decrease of $571,000 or 7.1%. Diamond Staffing revenues increased from $34,136,000 in the first quarter of fiscal 2011 to $54,484,000 in the first quarter of fiscal 2012, an increase of $20,348,000 or 59.6%. Diamond Staffing’s improvement was due to strong organic growth, revenues from a new customer account and an acquisition in the second fiscal quarter of 2011 that added revenues of $8.4 million and of $3.8 million for the quarter ended December 30, 2011, respectively. TS Staffing revenues increased $7,788,000, or 16.0%, from $48,825,000 to $56,613,000 for the three months ended December 30, 2011 from the three months ended December 31, 2010 due to organic growth and a major customer added during the fiscal quarter.

A portion of the acquired businesses of the former GT Systems by CRD focused on permanent placement of personnel. The Company recognized approximately $0.8 million and $1.6 million in revenue in the three months ended December 30, 2011 and December 31, 2010, respectively, from permanent placements, primarily from CRD.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations  personnel resigned from the Company and began operating a competing temporary placement firm.  The Company expects this firm will compete for ICG Inc.’s light industrial business for the foreseeable future.  Management of the Company is unable to determine the impact of this occurence on our revenue and net income at this time.  The Company is also exploring its legal options related to this event.

Direct cost of producing revenues

Tri-State provide professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services.

For the three months ended December 30, 2011, direct cost of services increased $34.4 million or 31.7% to $142.7 million, as compared to $108.3 million for the three months ended December 31, 2010, which was restated to include $30.1 million and $42.6 million in direct cost of producing revenues from Tri-Diamond and TS Staffing, respectively.  Prior to being acquired by the company, Tri-Diamond and TS Staffing were affiliates of Tri-State and self administered their payroll services, benefits and workers compensation insurance, resulting in lower direct cost of producing revenues in the restated periods, and increased selling, general and administrative expenses.

Of the increase for the quarter, $5,267,000 of the increase was attributable to a full quarter of ICG Inc. Direct cost of producing revenues at Accountabilities increased by $1,467,000, or 10.0% to $16,174,000 as compared to $14,707,000 in the first fiscal quarter of 2011. This increase was primarily due to the 6.1% increase in revenues described above, as well as increases in state unemployment tax rates in the state’s Accountabilities operates. CRD’s direct cost of revenues increased $540,000 or 4.0% from $13,470,000 for the three months ended December 31, 2010 to $14,010,000 for the three months ended December 30, 2011, partially due to a 1.6% improvement in revenues as well as lower margins due to a lower mix of higher profit permanent placement revenues. Insurance Overload’s direct cost of producing revenues decreased $269,000 or 4.3% to $5,972,000 in the three months ended December 30, 2011, from $6,241,000 in the comparable period in 2010. This decrease was primarily due to Insurance Overload’s 7.1% revenue decrease for the quarter ended December 30, 2011. Diamond Staffing’s direct cost of producing revenue increased $18,474,000 or 61.4% from $30,089,000 for the quarter ended December 31, 2010 to $48,563,000 for the quarter ended December 30, 2011. The increase was primarily due to Diamond Staffing’s 59.6% revenue growth, increased payroll administration costs included in selling, general and expenses in the prior year period and increased payroll tax rates in certain states.  TS Staffing direct cost of revenues grew $8,839,000 or 20.8% from $42,578,000 for the quarter ended December 31, 2010 to $51,417,000 for the quarter ended December 30, 2011.  The increase was caused primarily by a 16.0% increase in revenues and payroll administration costs as well as certain pre-acquistion costs that were classified as selling, general and administrative expenses in the prior year period.

Gross profit

For the quarter ended December 30, 2011, gross profit increased $374,000 or 1.9% to $19,805,000 or 12.2% as a percentage of revenues compared to $19,431,000 or 15.2% as a percentage of revenues in the comparable quarter in 2010, which was restated to include $4,047,000 and $6,247,000 in gross profit from Diamond Staffing and TS Staffing, respectively. Of the increase for the quarter, $548,000 was attributable to a full quarters operations at ICG Inc. as well as revenue growth partially offset by lower gross margins. Gross profit at Accountabilities decreased $453,000 to $1,495,000 from $1,948,000 in the previous year. As a percentage of revenues, gross profit for fiscal 2011 decreased to 8.5% at Accountabilities, as compared to 11.7% in the prior year, primarily due to higher state unemployment tax rates. Gross profit at CRD decreased $242,000 or 4.8% to $4,848,000 in the three months ended December 30, 2011, compared to $5,090,000 in the quarter ended December 31, 2010, primarily due to a decrease in higher margin permanent placement revenue. As a percentage of revenues, gross profit at CRD decreased to 25.7% in the fiscal quarter ended December 30, 2011 from 27.4% in the quarter ended December 31, 2010 due to a reduction in higher margin permanent placement revenue.  Gross profit at Insurance Overload decreased $302,000 or 16.7% to $1,507,000 from $1,809,000 in the previous year primarily due to revenue decrease. As a percentage of revenue, gross profit for first fiscal quarter of 2012 decreased to 20.1% at Insurance Overload, as compared to 22.5% in the first fiscal quarter of 2010. Gross profit at Diamond Staffing increased $1,874,000 to $5,921,000 from $4,047,000 in the previous year. As a percentage of revenue, gross profit in the first quarter of 2012 decreased to 10.9% at Diamond Staffing, as compared to 11.9 % in the comparable period of 2010, due to increased payroll administration costs and increased payroll tax rates in states such as California.  Gross profit at TS Staffing decreased $1,051,000 to $5,196,000 for the quarter ended December 30, 2011 from $6,247,000 for the quarter ended December 31, 2010, due to higher payroll administration costs.

Selling, general and administrative expenses

For the three months ended December 30, 2011, selling, general and administrative expenses increased $45,000, or 0.3%, to $16,397,000, or 10.1% of revenues, as compared to $16,352,000, or 12.8% of revenues, in the same quarter of fiscal year 2010, which was restated to include $4,101,000 and $4,271,000 of expenses from Tri-Diamond and TS Staffing, respectively. The dollar increase was primarily due higher corporate administration costs, a $318,000 cost increase for a full quarter at ICG Inc. and increased selling expenses related to the increase in revenues. These increases were partially offset by to higher operating expenses at TS Staffing in restated fiscal year 2011 (part of the aforementioned payroll administration costs in direct cost of producing revenues in the current year) and non-recurring cost adjustments that decreased fiscal year 2011 costs at Insurance Overload of $980,0000.

Depreciation and amortization

For the three months ended December 30, 2011, depreciation and amortization decreased $68,000 to $505,000 as compared to $573,000 in the three months ended December 31, 2010, which was restated to include $213,000 and $104,000 from Tri-Diamond and TS Staffing, respectively.

Other income

For the three months ended December 31, 2010, CRD earned income of $40,000 under a service and collections agreement with Rosenthal, whereby the Company provided services to assist Rosenthal in collecting the outstanding receivables on behalf of the lender and its owner. CRD earned $7,000 from this on their agreement for the quarter ended December 30, 2011 but the gain was offset by miscellaneous other expenses.

Income from operations

The factors described above resulted in an increase in income from operations of $357,000, from $2,546,000, restated to include a loss  of $267,000 at Tri-Diamond and income of $1,872,000 from TS Staffing in the three months ended December 31, 2010, to $2,903,000 for the three months ended December 30, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first quarter of fiscal 2012, interest expense increased $677,000 to $1,354,000 as compared to $677,000 the same period in fiscal 2011, which was restated to include $172,000 and $171,000 of interest expense from Tri-Diamond and TS Staffing, respectively. Of this increase, $54,000 was attributable to a full quarter of ICG Inc. The net increase was due to higher average account receivable balances, on increased sales volumes, and higher weighted average borrowing rates at Accountabilities with Amerisource Funding, Inc. (“Amerisource”) and the recognition of interest expense on amounts due to Tri-State and affiliates of $356,000. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable, which in effect, reduces the interest charged on those balances.

Acquisitions related expense

Acquisition expenses for the three months ended December 30, 2011 decreased by $37,000 to $434,000 from $397,000 for the three months ended December 30, 2011. The expenses in the current quarter were due to the TS Staffing Acquisition which occurred on November 21, 2011, and the prior year amount was due to the Tri-Diamond Acquisition and other costs at TS Staffing. These expenses consisted primarily of legal and accounting fees.

Net income

The factors described above resulted in a net income of $1,152,000 for the three months ended December 30, 2011, as compared to net income of $1,435,000 in the comparable period in fiscal 2010, restated to include a loss of $439,000 at Tri-Diamond and gain of $1,642,000 at TS Staffing for the quarter ended December 30, 2010.

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

At December 30, 2011, we had $28,000 of cash on hand, an increase of $28,000 from no cash on hand as of September 30, 2010.

Net cash flows used in operating activities during the three months ended December 30, 2011, were ($1.7 million) as compared to $1.4 million provided by operating activities, restated to include $502,000 and $335,000 during the same period of the prior year for Tri-Diamond and TSS Corp., respectively. This decrease of ($3.1 million) primarily reflects net cash outflows of trade accounts receivables, bad debt and due from financial institution of ($2.6 million) and accounts payables and accrued wages and related obligations due to Tri-State of ($1.0 million).  The decrease in these payables were as a result of the Tri-Diamond Acquisition and TS Staffing Acquisition.and changes in the relationship of Diamond Staffing and TS Staffing to related parties.  These outflows were partially offset by cash inflows from an a decrease in other assets of $717,000, primarily a non-recurring increase in restricted cash in the prior year period.

Net cash used in investing activities during the three months ended December 30, 2011, increased $96,000 to ($150,000) from ($54,000) at December 31, 2011, due primarily to the purchase of  software $150,000.

Net cash provided by financing activities during the three months ended December 30, 2011 increased by $3.1 million to $1.9 million from cash used in financing activities of ($1.2 million) during the three months ended December 31, 2010. This increase primarily was due to a net increase in loan payable – related party of $4.6 million (converted from advances from related party in the prior year period) as a result of Tri-State providing financing for operations.   In addition to this inflow, a decrease in net repayments on long-term debt, net of short term borrowings, of $371,000 was partially offset by the retirement on the asset-based facility, net of prior year borrowings, of $1.9 million.

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

Working Capital

As of December 30, 2011, we had negative working capital of ($7,771,000). The largest component of the negative working capital at December 30, 2011 is $9,536,000 that is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services provided by Tri-State to us, which arise and are paid in the ordinary course of business. Other large components of the negative working capital are the current portion of long-term debt of $15,474,000, $13,380,000 of which represents the current portion of related party long-term debt. Within the current portion of long-term debt, $108,000 is past due or due upon demand as explained further below. Total outstanding debt as of December 30, 2011 was $17,472,000. The working capital deficit of ($7,771,000) as of December 30, 2011 represents a decrease in the deficit of $2,123,000 as compared to a working capital deficit of ($9,894,000) as of September 30, 2011. In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)	In connection with the ICG Acquisition, Tri-State provided ICG Seller $250,000 prior to the close of the acquisition on December 14, 2010.

b)	In connection with the acquisition of Tri-Diamond, the Company agreed to make a payment of $987,000 to TSS Corp. that was included in the loan payable to related party as of December 30, 2011.

c)	In the first quarter of fiscal 2011, the Company agreed with Tri-State to convert amounts owed to related party to a related party loan payable that accrues interest at 12% per annum.

d)
Tri-State has provided further financial accommodations to us by allowing us to delay from time to time amounts due to Tri-State under our professional services arrangement with Tri-State’s affiliates.

e)
We are aggressively managing cash and expenses with activities such as seeking additional efficiencies in our operating offices and corporate functions (including headcount reductions, if appropriate), improving our accounts receivable collection efforts and obtaining more favorable vendor terms.

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through December 30, 2012. The Company’s subsidiaries, other than ICG Inc. and Accountabilities (see Note 5 of the Condensed Consolidated Financial Statements), have entered into trade account receivable purchase agreements with Wells Fargo Credit Finance. Accountabilities had participated in the Wells Fargo trade accounts until June 13, 2011, when Accountabilities entered into a similar trade accounts receivable purchase agreement with Amerisource. On October 18, 2011 ICG Inc. entered into a similar agreement.  Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $50 million. As collections reduce previously sold receivables, we may replenish these with new receivables. As of December 30, 2011 and September 30, 2011, trade receivables of $45,349,000 and $35,614,000 had been sold and remain outstanding, net of amounts due from Wells Fargo totaling $4,492,000 and $4,772,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of 90 day London Interbank Offered Rate plus 5.3%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $719,000 for the three months ended December 30, 2011 and $677,000, restated to include $171,000 for Tri-Diamond and $172,000 for TS Staffing, respectively, for the three months ended December 31, 2010.  Wells Fargo interest expense also included $77,000 from Accountabilities for the first quarter of fiscal year 2011.

The trade accounts receivable purchase agreements Accountabilities and ICG Inc. entered into with Amerisource has a term of two years and a maximum borrowing amount of $6.0 million and $4.5 million at Accountabilities and ICG Inc., respectively, with an advance rate of 90%. The agreement provides for an interest rate of the prime rate plus 1% (with a minimum rate of 6% per annum and 5% per annum at Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At December 30, 2011 and September 30, 2011, there were $7,294,000 and $4,633,000 of trade accounts receivable sold that remains outstanding, respectively, net of  $1,362,000 and $660,000 due from Amerisource, respectively. The Company paid Amerisource $270,000 in interest for the quarter ended December 30, 2011.

Interest expense for the quarter ended December 30, 2011 also included $356,000 of related party interest due to conversting amounts due to related parties to a related party loan payable bearing interest at 12% per annum.

Sales of Common Stock

The Company did not issue any shares of its common or preferred stock in the first fiscal quarter of 2012.

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

Fiscal Year. Beginning on October 1, 2011, we report our operations are on a “52/53-week” fiscal year (”Fiscal Year”) ending on the Friday closest to September 30.  The Company’s fiscal quarters are the interim 13 week periods of the Fiscal Year, with the fourth quarter of a 53-week Fiscal Year extended to 14 weeks.  The differences in the Company’s Fiscal Year quarter (three month) and year end close dates and those of previous periods are not significant.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2011.

There were no changes in our internal controls over financial reporting during the quarter ended December 30, 2011 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 30, 2011 as filed with the SEC.

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

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended December 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 30, 2011 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the Three Month Period Ended December 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity at December 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended December 30, 2011 and December 31, 2010 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).(1)

(1) In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Resource Services, Inc.

Date: February 13, 2012	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Corporate Resource Services, Inc.

Date: February 13, 2012	By: /s/ Scott Schecter
Scott Schecter
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)