Form 10-Q
period 2012-03-30
Corporate Resource Services, Inc.
filed 2012-05-14
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30734

CORPORATE RESOURCE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Broadway, 11th Floor
New York, New York 10038
(Address of principal executive offices) (Zip code)

(646) 443-2380
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐
Non - accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate  number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date

Class	Outstanding as of May 9, 2012
Common Stock, $0.0001 par value	129,060,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 30, 2011 (unaudited) and September 30, 2011 (restated)	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 30, 2012 (unaudited) and March 31, 2011 (unaudited and restated)	4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended March 30, 2012 (unaudited and restated)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 30, 2012 (unaudited) and March 31, 2011 (unaudited and restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	26

Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. (Removed and Reserved)	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	33

Part I - Financial Information

Item 1. Financial Statements (unaudited)
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	March 30, 2012	September 30, 2011
	(unaudited)	(restated)

ASSETS

Current assets:
Cash	$186	$–
Accounts receivable – less allowance for doubtful accounts of $2,470 and $6,273, respectively	3,423	8,178
Due from financial institution	6,318	5,433
Unbilled receivables	11,704	13,441
Prepaid expenses	310	345
Total current assets	21,941	27,397

Property and equipment, net	1,101	1,073
Other assets	861	720
Intangible assets, net	5,776	6,331
Goodwill	9,691	10,089

Total assets	$39,370	$45,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,371	$12,186
Accrued wages and related obligations–due to related party	11,172	8,955
Borrowings under revolving credit facility	–	1,790
Current portion of long-term debt	1,303	2,060
Current portion of related party long-term debt	858	858
Due to related party	–	11,442
Loan payable – related party	786	–
Total current liabilities	19,490	37,291

Long term debt, net of current portion	1,659	2,339
Deferred rent	188	254
Total liabilities	21,337	39,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 130,994 and 104,977 shares issued and 129,060 and 103,043 outstanding as of March 30, 2012 and September 30, 2011, respectively	13	10
Additional paid-in capital	26,319	12,117
Accumulated deficit	(8,299)	(6,401)
Total stockholders’ equity	18,033	5,726

Total liabilities and stockholders’ equity	$39,370	$45,610

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2012	2011	2012	2011
		(restated)		(restated)
Revenues	$144,078	$122,597	$306,595	$250,422

Direct cost of producing revenues	1,402	42,380	25,812	115,412
Direct cost of producing revenues purchased from related parties	126,799	64,218	245,101	99,580

Gross profit	15,877	15,999	35,682	35,430

Selling, general and administrative expenses (including stock-based compensation of $45 and $969 for the three months ended March 30, 2012 and March 31, 2011, respectively, and $83 and $997 for the six months ended March 30, 2012 and March 31, 2011, respectively)	6,811	9,207	12,938	19,620
Selling, general and administrative expenses - related parties	10,640	6,466	20,910	12,405
Depreciation and amortization	505	894	1,010	1,467
Other income	(1)	–	(1)	(40)

Income (loss) from operations	(2,078)	(568)	825	1,978

Interest expense	1,159	691	2,157	1,368
Interest expense – related party	338	–	694	–
Acquisition expenses	12	158	409	592
Net gain on revaluation of ICG Inc.	(537)	–	(537)	–

Net income (loss) available to common stockholders	$(3,050)	$(1,417)	$(1,898)	$18

Net loss per common share:
Basic	$(0.03)	$(0.01)	$(0.02)	$–
Diluted	$(0.03)	$(0.01)	$(0.02)	$–

Weighted average shares outstanding:
Basic	103,381	102,208	103,181	102,215
Diluted	103,381	102,208	103,181	102,525

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, amounts in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of September 30, 2011 (restated)	104,977	$10	$12,117	$(6,401)	$5,726

Equity adjustment as a result of pooling-of-interest of TS Staffing Acquisition	–	–	2,122	–	2,122
Stock-based compensation	54	1	82	–	83
Conversion of related party loan payable to equity	25,963	2	11,998	–	12,000

Net loss for the six months ended March 30, 2012	–	–	–	(1,898)	(1,898)

Balances as of March 30, 2012	130,994	$13	$26,319	$(8,299)	$18,033

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Six Months Ended

	March 30, 2012	March 31, 2011
		(restated)
Cash flows from operating activities:
Net income (loss)	$(1,898)	$18
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	969	1,467
Amortization of deferred financing costs	41	10
Impairment of goodwill and intangible assets	579	–
Bad debt expense	168	1,056
Stock-based compensation	83	997
Gain on remeasurement of long term debt	(766)	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(1,425)	(2,578)
Due from financial institution	(683)	432
Prepaid expenses	35	38
Other assets	(182)	(56)
Accrued wages and related obligations – due related party	2,217	947
Accounts payable and accrued liabilities	(676)	(1,272)
Deferred rent	(66)	11
Net cash (used in) provided by operating activities	(1,604)	1,070

Cash flows from investing activities:
Purchase of property and equipment	(198)	(24)
Acquisition of assets through business combinations	(200)	(50)
Net cash used in investing activities	(398)	(74)

Cash flows from financing activities:
Principal payments on long-term debt	(1,046)	(1,358)
Short term borrowings	150	74
Loan payable – related party – net	4,874	–
Advances from related party – net	–	2,178
Payments on asset-based facility – net	(1,790)	(1,251)
Deferred financing costs	–	82
Net cash provided by (used in) financing activities	2,188	(275)

Change in cash	186	721

Cash at beginning of period	–	254

Cash at end of period	$186	$975

See accompanying notes to condensed consolidated financial statements.

1. Description of the Company and its Business

Nature of Operations

Corporate Resource Services Inc. (the “Company”)  is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of approximately 109 staffing and recruiting offices.

The Company

References in these Notes to the Condensed Consolidated Financial Statements to the  Company refer to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities, Inc. (“Accountabilities”), a wholly-owned subsidiary of the Company and Delaware corporation;

●	Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company and Delaware corporation

●	Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company and Delaware corporation;

●	Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 18, 2010, acquired , through a public foreclosure sale, certain assets of the Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 relating to the temporary placement of employees in the light industrial industry and in translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Condensed Consolidated Financial Statements;

●	Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”). Tri-Diamond’s predecessor, Diamond Staffing, Inc., was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by TS Staffing Corp. (“TSS Corp.”). Robert Cassera was the sole owner of TSS Corp. and Tri-State Employment Services, Inc., which together with its affiliated entities and persons (“Tri-State”) was the beneficial owner of approximately 91.9% of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at March 30, 2012. Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“GAAP”) for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009 (see Note 3); and,

●	TS Staffing Services, Inc. (“TS Staffing”), a wholly-owned subsidiary of the Company and a Texas corporation formed on October 21, 2011. On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “Acquisition Agreement”) with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company. Pursuant to the terms of the Acquisition Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share (“TS Staffing Shares”), in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company issued an additional 38,001,402 shares of Common Stock in exchange for an equal number of Company shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 91.9% of the Company’s outstanding shares of common stock at March 30, 2012. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had been in effect for all reporting periods (see Note 3).

2. Summary of Significant Accounting Policies

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP and the rules of the Securities and Exchange Commission (the “SEC”).  The accompanying condensed consolidated balance sheet as of September 30, 2011 has been restated to reflect the acquisition of TS Staffing that was accounted for using the pooling-of-interest method of accounting.

Beginning on October 1, 2011, the Company’s operations are on a “52/53-week” fiscal year ending on the Friday closest to September 30 (“Fiscal Year”).  The Company’s fiscal quarters are the interim 13 week periods of the Fiscal Year, with the fourth quarter of a 53-week Fiscal Year extended to 14 weeks.  The differences in the Company’s Fiscal Year quarters (three months) and year end close dates and those of previous periods are not significant.

Revenue Recognition

Staffing and consulting revenues are recognized when services are delivered. Permanent placement revenue, which generated 0.8% and 0.7% of our total revenues for the three months ended March 30, 2012 and March 31, 2011, respectively, and 0.7% and 1.0% of our total revenues for the six months ended March 30, 2012 and March 31, 2011, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Related Party Liabilities

The Company classifies liabilities to related parties on its balance sheet as the following:
●	“Accrued wages and related obligations – due to related party” represent accrued wages, taxes and other related items that have not yet been invoiced.
●
“Due to related party” represents amounts due for items that have been invoiced.  In the first quarter of the 2012 Fiscal Year, the Company and Tri-State agreed to convert these amounts to a loan payable bearing interest at 12% per annum.

●	“Related party long-term debt” represents amounts due for long-term borrowings from a related party.

Per Share Information

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS per share reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings.  Diluted loss per share is not computed because any potential common shares would reduce the reported loss per share and, therefore, have an antidulitive effect.  Such potential additional shares of Common Stock is included in the computation of diluted earnings per share for the six months ended March 31, 2011.

The following table sets forth the computation of basic and diluted per share information:

Six Months Ended March 31, 2011
Numerator:
Net income	$18,000

Denominator:
Weighted average shares of common stock outstanding	102,215,000
Dilutive effect of stock warrants, convertible debt and restricted stock	310,000
Weighted average shares of common stock outstanding, assuming dilution	102,525,000

Net income per share:
Basic	$–
Diluted	$–

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

Interim Financial Information

The condensed consolidated financial information as of and for the three and six months periods ended March 30, 2012 and March 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2011, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on December 28, 2011. Certain reclassifications have been made to the accompanying condensed consolidated financial statements of prior periods to conform to the current period’s presentation.

3. Acquisitions

Integrated Consulting Group of NY LLC

The ICG Acquisition was completed through a public foreclosure sale on December 14, 2010 (the “Closing Date”). On that date, ICG Inc. acquired, a portion of the assets of ICG Seller, related to the temporary and permanent placement of employees in the light industrial industry and in translation and interpreting services. The consideration for these assets acquired  included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to $3,197,000, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

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

The Company also incurred $407,000 in acquisition related costs during the first two quarters of fiscal year 2011 in connection with this acquisition. On January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  The Company received a $350,000 payment in the settlement of this matter and has recognized that amount in income from settlements for the three and six months ended March 30, 2012.  The Company also expects that this departure will affect ICG Inc.’s light industrial business for the foreseeable future.  These events have triggered an adjustment to the purchase cost under the acquisition agreement; therefore, the Company has estimated and recognized a gain of $766,000 on the remeasurement of long term debt offset by the impairment of goodwill of $398,000 and intangible assets of $181,000 in the three and six months ended March 30, 2012.  The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the Financial Statements of the Company December 14, 2010 – March 31, 2011	Supplemental Pro forma Consolidated October 1, 2010 – March 31, 2011
Revenues	$8,241,000	$14,578,000

Net loss	$(612,000)	$(929,000)

Tri-Diamond Staffing, Inc.

On January 31, 2011, the Company completed the Tri-Diamond Acquisition from TSS Corp. through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000,000, which was paid through the issuance of 29,411,765 shares of the Common Stock to a related party. Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses. The Company incurred $314,000 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition. Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company accrued a payment to TSS Corp. of $987,000.

TS Staffing Services, Inc.

On November 21, 2011, the Company entered into the Acquisition Agreement pursuant to which the Company acquired all of the TS Staffing Shares, in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company issued an additional 38,001,402 shares of Common Stock in exchange for an equal number of shares of Common Stock that were held by TS Stafffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.  The Company incurred acquisition related costs of $409,000 related to the acquisition of TS Staffing during the six months ended March 30, 2012.

A condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the acquisition of TS Staffing for the three and  six months ended March 31, 2011 are presented below:

	Three Months Ended March 31, 2011
	Corporate Resource Services, Inc.	TS Staffing Corp.	Combined

Revenues	$76,712,000	$45,885,000	$122,597,000

Direct cost of producing revenues	64,515,000	42,083,000	106,598,000

Gross profit	12,197,000	3,802,000	15,999,000

Operating expenses	13,200,000	3,367,000	16,567,000

Income (loss) from operations	(1,003,000)	435,000	(568,000)

Interest and other expenses	612,000	237,000	849,000

Net income (loss)	$(1,615,000)	$198,000	$(1,417,000)

Basic and diluted loss per common share	$0.01		$0.01

Basic and diluted Weighted average shares outstanding:	67,369,000	34,839,000	102,208,000

	Six Months Ended March 31, 2011
	Corporate Resource Services, Inc.	TS Staffing Corp.	Combined

Revenues	$155,712,000	$94,710,000	$250,422,000

Direct cost of producing revenues	130,331,000	84,661,000	214,992,000

Gross profit	25,381,000	10,049,000	35,430,000

Operating expenses	25,710,000	7,742,000	33,452,000

Income (loss) from operations	(329,000)	2,307,000	1,978,000

Interest and other expenses	1,493,000	467,000	1,960,000

Net income (loss)	$(1,822,000)	$1,840,000	$18,000

Income per common share:
Basic	$0.01		$–
Diluted	$0.01		$–

Weighted average shares outstanding:
Basic	67,376,000	34,839,000	102,215,000
Diluted	67,686,000	34,839,000	102,525,000

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at March 30, 2012 and September 30, 2011:

	As of March 30, 2012
	Gross	Impairment	Accumulated Amortization	Net
Customer lists and relationships (3 to 10 years)	$13,972,000	$(137,000)	$(8,532,000)	$5,303,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	1,569,000	(44,000)	(1,374,000)	151,000
Trade name (20 years)	364,000	–	(56,000)	308,000
Lease agreements (3 years)	250,000	–	(236,000)	14,000

Total	$16,293,000	$(181,000)	$(10,336,000)	$5,776,000

Goodwill (indefinite life)	$10,089,000	$(398,000)		$9,691,000

	As of September 30, 2011
	Gross	Impairment	Accumulated Amortization	Net
Customer lists and relationships (3 to 10 years)	$13,547,000	$–	$(7,864,000)	$5,683,000
Backlog (6 to 12 months)	138,000	–	(131,000)	7,000
Non-competition agreements (2 to 5 years)	1,569,000	–	(1,263,000)	306,000
Trade name (20 years)	364,000	–	(47,000)	317,000
Lease agreements (3 years)	250,000	–	(232,000)	18,000

Total	$15,868,000	$–	$(9,537,000)	$6,331,000

Goodwill (indefinite life)	$10,089,000	$–		$10,089,000

In the three and six months ended March 30, 2012, the Company acquired $425,000 of customer lists in conjunction with acquisitions completed by Diamond Staffing. The Company recorded amortization expense for the three months ended March 30, 2012 and March 31, 2011 of $380,000 and $809,000, respectively, and the six months ended March 30, 2012 and March 31, 2011 of $799,000 and $1,301,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining six months of the 2012 Fiscal Year is $707,000, and for the 2013, 2014, 2015, 2016 and 2017 Fiscal Years  is $1,007,000, $716,000, $638,000, $581,000 and $481,000, respectively.

The Company performed its latest annual impairment analysis as of September 2011, and will continue to test for impairment annually. No impairment was indicated as of September 30, 2011.  The Company also measures impairment, as conditions warrant, throughout the Fiscal Year.  In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm (see Note 3).  Based on the effect of  the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and  for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively.

5. Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Credit Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when they entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”). At March 30, 2012, the maximum aggregate amount of trade receivables that could be sold by our participating subsidiaries to Wells Fargo in the aggregate was $50,000,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of March 30, 2012 and September 30, 2011, trade receivables of $44,137,000 and $38,701,000 (restated to include $13,339,000 from TS Staffing), respectively, had been sold and remained outstanding, net of amounts due from Wells Fargo totaling $5,168,000 and $4,772,000, restated to include $1,619,000 from TS Staffing. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.3%. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare related receivables.

Under the terms of the agreements the Company’s subsidiaries have with Wells Fargo and Amerisource, with the exception of CRD permanent placement receivables, the lender advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

See Note 12 — Subsequent events, for a description of amendments made to the Company’s agreement with Wells Fargo.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations amounted to $703,000 and $1,422,000 for the three and six months ended March 30, 2012, respectively, compared to $587,000 and $1,264,000 for the three and six months ended March 31, 2011, respectively, restated to include $237,000 and $408,000 for TS Staffing for the three and six months ended March 31, 2011, respectively. Tri-State and Robert Cassera have guaranteed our obligations to Wells Fargo.  Wells Fargo interest expense also included $62,000 and $135,000 from Accountabilities for the three and six months ended March 31, 2011, respectively.

The agreements Accountabilities and ICG Inc. entered into with Amerisource on June 13, 2011 and October 18, 2011, respectively, have a term of two years and a maximum borrowing amount of $6,000,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At March 30, 2012 and September 30, 2011, there were $7,778,000 and $4,663,000 of trade accounts receivable sold that remain outstanding, net of $1,150,000 and $660,000 due from Amerisource. The Company incurred interest on these borrowings of $316,000 and $586,000 for the three and six months ended March 30, 2012, respectively.

6. Related Parties

Commencing August 2010, TS Employment, Inc. (“TS Employment”) began providing professional employer services to the Company. Professional employer services rendered include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. The aggregate amount payable to TS Employment for such services, was, due to the timing and payment of invoices received, $11,172,000 and $8,955,000 as of March 30, 2012 and September 30, 2011, respectively.

The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by TS Employment for the three months ended March 30, 2012 and March 30, 2011 was $137,439,000 and $70,684,000 respectively, and the total amount charged for the six months ended March 30, 2012 and March 30, 2011 was $266,011,000 and $111,985,000, respectively. TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $11,442,000 on September 30, 2011.  On October 1, 2011, the Company and Tri-State agreed to convert this related party payable to a related party loan payable and charge each affiliate interest at the rate of 12% per annum. On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12 million of this loan payable into 25,962,788 shares of the Common Stock, at a value per share of $0.4622.  This conversion is reflected in the loan payable-related party balance as of March 30, 2012.

The balance of the related party loan payable,  after giving effect to the conversions noted above, was $786,000 as of March 30, 2012, and the Company recognized $338,000 and $694,000 of related party interest expense for the three and six months ended March 30, 2012, respectively.

7. Long-Term Debt

Long-term debt at March 30, 2012, and September 30, 2011 is summarized as follows:

	March 30, 2012	September 30, 2011

Debt:
ICG Inc. acquisition (i)	$1,650,000	$2,938,000
ICG Inc. revolving credit facility and term loan (ii)	–	1,790,000
CRD acquisition (iii)	734,000	1,034,000
Cameo Acquisition (iv)	311,000	377,000
Other debt	267,000	50,000
Total	2,962,000	6,189,000
Less current maturities	1,303,000	3,850,000
Non-current portion	1,659,000	2,339,000

Related party short-term debt:
CRD acquisition (v)	750,000	750,000
18% unsecured convertible note (vi)	100,000	100,000
Demand loans (vii)	8,000	8,000
Total	858,000	858,000
Less current maturities	858,000	858,000
Non-current portion	–	–

Total debt	3,820,000	7,047,000
Less current maturities	2,161,000	4,708,000
Total non-current portion	$1,659,000	$2,339,000

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company was obligated to pay an estimated $3,641,000 which includes an agreement to pay $183,000 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date, which amount was being paid in installments from January to July 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began operating a competing temporary placement firm (see Note 3).   The Company also expects that this will affect ICG Inc.’s light industrial business for the foreseeable future and has estimated and recognized a reduction of $713,000 of the Rosenthal commission.   The remaining liability to Rosenthal at March 30, 2012 is $1,503,000 with approximately $329,000 estimated to be payable by March 30, 2013. Additionally, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. The Company originally estimated the value of these payments to be $533,000, reduced by $53,000 due to the facts described above (see Note 3) in January 2012.   The remaining liability to the former owner at March 30, 2012 is $146,000, all of which is payable by March 30, 2013.

Payments aggregating $523,000 were paid against the ICG Acquisition debt during the six months ended March 30, 2012.

(ii)
On December 14, 2010,  ICG Inc. entered into a two year $4,200,000 revolving credit facility. On October 18, 2011, ICG Inc. effectively refinanced this debt by entering into a trade accounts receivable purchase agreement with Amerisource  (See Note 5).

(iii)
In connection with CRD’s acquisition of certain assets of GT Systems for $3,000,000 consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Common Stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the  right to repurchase these shares at the par value of $0.0001 per share.

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

(vi)
This $100,000 unsecured note is convertible into 250,000 shares of Common Stock at any time at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum. This note and accrued interest was paid in full on May 11, 2012.

(vii)
Demand loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company at December 30, 2010. The amounts were not subject to interest and are classified as short-term loans and are due and payable upon demand. The Company received a demand for payment of outstanding principal under this demand loan in November 2010. In the fourth quarter of the 2011 Fiscal Year, $48,000 of this obligation was satisfied. The Company is contesting the remaining amounts due under this obligation.

8. Stock-Based Compensation

In 2009 the Company’s Board of Directors terminated an Equity Incentive Plan (the “Plan”) and as a result, there will be no further stock grants thereunder. However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the Plan. As of December 30, 2011, there were no shares of restricted stock that remained unvested.

Additionally, during the second fiscal quarter of 2011, we granted 750,000 shares of Common Stock, and 555,000 restricted stock units in connection with the hiring of two executive officers of the Company and 60,000 shares to two other employees of the Company.

Compensation expense is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. Fair value is determined as a discount from the current market price quote to reflect (i) a lack of liquidity resulting from the restricted status and low trading volume of the Common Stock and (ii) private placement valuations.  Compensation expense relating to restricted stock awards was $45,000 and $969,000 for the three months ended  March 30, 2012 and March 31, 2011, respectively, and $83,000 and $997,000 for the six months ended March 30, 2012 and March 31, 2011, respectively. As of March 30, 2012, there was $67,000 of total unrecognized compensation cost. The total fair value of the shares that vested during the three months and six months ended March 30, 2012 was $5,000 and $13,000, respectively.

9. Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	March 30, 2012	March 31, 2011

Cash paid for interest	$2,148,000	$1,359,000
Non-cash investing and financing activities:
Conversion of loans payable to related party to unregistered commons hares	12,000,000	–
Conversion of accrued interest to unregistered common shares	–	40,000
Fair value of shares issued for TS Staffing Acquisition	30,000,000	–
Fair value of shares issued for Diamond Acquisition	–	25,000,000
Assets acquired for issuance of debt	425,000	7,237,000
Loan payable to related party – net	8,547,000	–
Advances from related party – net	(8,547,000)	–

10. Stockholders’ Equity

On March 30, 2012 the Company and TS Employment entered into an agreement to convert $12 million of the loan payable into 25,962,788 shares of Common Stock, which used a value per share of $0.4622.  This conversion is reflected in the balance of the loan as of March 30, 2012.

11. Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days old except for certain healthcare related receivables that are required to be repurchased after 120 days. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Lease Commitments

At March 12, 2012, the Company had operating leases, primarily for office premises, expiring at various dates through September 2016. Future minimum rental commitments under operating leases are as follows:

Fiscal Years:
2012 (remaining six months)	$1,160,000
2013	1,820,000
2014	1,601,000
2015	963,000
2016	143,000
Thereafter	98,000
$5,785,000

Employment Agreements

The Company has employment agreements with certain key members of management. Each of the agreements may be terminated by the Company and the individual upon advance notice for periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without cause as defined in the applicable agreement.

12. Subsequent Events

Effective April 19, 2012, CRD and TS Staffing entered into a Third Amendment to Account Purchase Agreement and First Amendment to Account Purchase Agreement, respectively, while Insurance Overload and Diamond Staffing each entered into a separate Second Amendment to Account Purchase Agreement with Wells Fargo (collectively, the “Amendments”).  The Amendments collectively increased the maximum amount of trade accounts receivables that may be sold to Wells Fargo from $50,000,000 to $67,500,000. In addition, the interest rate on the aggregate amount of trade receivables outstanding was increased under the Amendments from LIBOR plus 5.30% per annum to LIBOR plus 5.55% per annum; provided, however, that if such interest rate exceeds the lawful maximum, interest shall accrue at such maximum rate.

The Company did not identify any further subsequent events that required additional disclosure or adjustments in our financial statements through the date the financial statements were available to be issued, which was May 14, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of  1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements.  These risks and uncertainities include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K for our 2011 Fiscal Year and our other reports filed with the SEC and the following:

●	our ability to satisfy our working capital requirements;
●	our ability to identify suitable acquisition candidates or investment opportunities;
●	our ability to integrate any acquisitions made and fully realize the anticipated benefits of these acquisitions;
●	successor liabilities that we may be subject to as a result of acquisitions;
●	material employment related claims and costs as a result of the nature of our business;
●	our ability to retain key management personnel;
●	the financial difficulty of our clients, which may result in nonpayment of amounts owed to us;
●	significant economic downturns resulting in reduced demand for our services;
●	our ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to satisfy our clients;
●	our ability to raise additional capital;
●	our ability to achieve and manage growth;
●	the continued cooperation of our creditors; and
●	our ability to diversify our client base.

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

Our acquisitions of Tri-Diamond and TS Staffing were required to be accounted for as a pooling-of-interest from a related party. Our condensed consolidated financial statements as of March 30, 2012 have been restated to include these acquisitions as if they occurred on January 1, 2009 and October 1, 2010 for Tri-Diamond and TS Staffing, respectively. See Note 1 to the Condensed Consolidated Financial Statements.

Overview

We are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial, clerical and administrative support and insurance related staffing. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States from our New York City headquarters and the operation of 109 staffing and recruiting offices.

Our future profitability and rate of growth, if any, will be directly affected by our ability to continue to expand the services we offer at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we are able to extinguish debt and incur additional expenses to increase our sales, marketing and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects that our operating expenses will continue to grow in absolute dollars as our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and related companies. As of March 30, 2012, we had working capital of $2,451,000.  Current liabilities included approximately $2,161,000 (including $858,000 to related parties) in the current portion of long-term debt. Current liabilities at March 30, 2012 also include a loan payable to a related party of $786,000, which is due and payable to Tri-State for costs charged by Tri-State for professional employment organization services  which arise and are paid in the ordinary course of business. On March 30, 2012 the Company and TS Employment agreed to convert $12 million of loans payable into 25,962,788 of Common Stock, at a value per share of $0.4622.  Additionally, $11,172,000 of accrued wages and related costs that were invoiced by Tri-State in April 2012 but are attributable to March 2012. Our total outstanding debt and loans payable to related party as of March 30, 2012 was $4,606,000, $858,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital”, to effectively accomplish these objectives.

Mergers and Acquisitions

One of our key strategies is to focus on mergers and acquisitions of companies that grow or complement our business and the services we offer, expand our geographic presence or further strengthen our existing infrastructure.

The ICG Acquisition was completed on December 14, 2010. The consideration for the assets acquired included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to approximately $3,197,000, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal, for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal was a party to with ICG Seller and its affiliates, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three-year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on December 14, 2010, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date.

On January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  The Company received a $350,000 payment in the settlement of this matter and has recognized that amount in income from settlements for the three and six months ended March 30, 2012.  The Company also expects that this will affect ICG Inc.’s light industrial business for the foreseeable future and has estimated and recognized a gain of $766,000 on the remeasurement of long term debt partially offset by the impairment of goodwill of $398,000 and intangible assets of $181,000 in the three and six months ended March 30, 2012.

ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State. We have accounted for this purchase using the acquisition method of accounting and the results of operations of ICG Inc. have been included in our results since December 14, 2010.

On January 31, 2011, the Company completed its acquisition of Tri-Diamond pursuant to an Agreement and Plan of Merger dated January 30, 2011 (the “Merger Agreement”) among the Company, Diamond Staffing, Tri-Diamond, TS Staffing’s predecessor, TSS Corp., the former sole owner of all of the outstanding shares of Tri-Diamond, and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. Pursuant to the terms and conditions of the Merger Agreement, Tri-Diamond merged with and into Diamond Staffing, with Diamond Staffing continuing as the surviving entity (the “Merger”). The Merger consideration consisted of shares of the Common Stock, valued at $25.0 million or $0.85 per share issued. The Merger was reviewed and approved by a special committee of the Board of Directors consisting of an independent director. The special committee received a fairness opinion which indicated that the purchase price paid by the Company for Tri-Diamond as well as the price per share of Common Stock used to determine the number of shares to be issued, was fair from a financial point of view to the unaffiliated stockholders of the Company.

Because the Company and TSS Corp. and its affiliates were all under common control, the acquisition was recorded using the pooling-of-interest method as required under GAAP. Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on July 20, 2009, which is the date Diamond Staffing, Inc., the predecessor of Tri-Diamond, was acquired by TSS Corp. (see Note 3).  TSS Corp. was an affiliate of Tri-State and wholly-owned by Mr. Cassera, a director and majority shareholder of the Company. Following the consummation of the Tri-Diamond acquisition, Tri-State, together with its affiliated entities (including TSS Corp.) and persons, became the beneficial owner of approximately 85.9% of the outstanding shares of Common Stock.

On November 21, 2011, the Company entered into the Acquisition Agreement with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company (the “TS Staffing Acquisition”). Pursuant to the terms of the Acquisition Agreement, the Company acquired all of the TS Staffing Shares in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of Common Stock.  That number of shares, valued at $0.8611 per share, was equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 shares of Common Stock were issued by the Company in exchange for an equal number of shares of Common Stock that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with their affiliated entities and persons was the beneficial owner of approximately 91.9% of the Common Stock at March 30, 2012. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies. See also Note 3 to the Condensed Consolidated Financial Statements.

Management expects acquisitions to continue to play a key role in our future growth. Completing such acquisitions with unrelated third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms acceptable to us, given our current financial position as discussed below.

Recent Accounting Pronouncements

There are no new accounting pronouncements which have yet to take effect that the Company believes will have a material effect on its financial statements.

Results of Operations

The Company’s subsidiaries completed the following acquisitions in the 2011 and 2012 Fiscal Years:
•	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on December 14, 2010;
•	Diamond Staffing acquired Tri-Diamond on January 31, 2011; and
•	The Company acquired TS Staffing on November 21, 2011.

As a result, the results of operations of ICG Inc. are included in the results of operations for the 2011 Fiscal Year beginning on December 14, 2010. Since TS Staffing was acquired from a related party, they have been accounted for as a pooling-of-interest by a related party and, as a result, the Company’s results of operations have been restated to include the results of operations of TS Staffing as if the acquisition had been in effect for all reporting periods.

The Company’s operations are subject to seasonal variations based on the nature of the industry.  The Company’s revenues tend to be strongest in its first fiscal quarter primarily due to growth in the light industrial business supporting the holiday season.  Revenues tend to be weakest in our second fiscal quarter following the previous quarter’s peak and have traditionally grown throughout the year thereafter.  Our gross profit percentage follows a similar trend due to payroll taxes that reach statutory limits at some point in the year and restart annually on January 1.  As the payroll taxes related to temporary employees reach the statutory threshold, some of these taxes are reduced and the hourly cost of producing revenues decreases, causing an increase in related gross margin percentage.

Three months ended March 30, 2012 compared to three months ended March 31, 2011

Revenues

For the three months ended March 30, 2012, revenue increased $21.5 million, or 17.5%, to $144.1 million as compared to $122.6 million for the three months ended March 31, 2011, which was restated to include $45.9 million from TS Staffing’s predecessor, TSS Corp. The Company’s strong growth continues to be primarily driven by a combination of acquisition activity and organic growth that is consistent with national staffing industry trends.  The increase for the three months ended March 30, 2012 compared to the three months ended March 31, 2011 was primarily driven by (i) a new light industrial customer from the first quarter of the 2011 Fiscal Year  that added $3.3 million in revenues, (ii) acquisitions since the second quarter of the 2011Fiscal Year have added $3.5 million of revenues, and (iii) the remaining increase of $12.7 million, or 10.4% of 2011 Fiscal Year revenues, resulting from other new customers and demand from existing customers that is consistent with national staffing industry trends.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  For the three months ended March 30, 2012, ICG Inc. revenues decreased $1.4 million or 22.3% from $6.6 million to $5.2 million.

CRD’s acquisition of a portion of the businesses of the former GT Systems focused on the permanent placement of personnel. The Company recognized approximately $1.1 million and $0.9 million in revenue in the three months ended March 30, 2012 and March 31, 2011, respectively, from permanent placements, primarily from CRD.

Direct cost of producing revenues

Tri-State provides professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services, which include the payroll and releted taxes of the Company's temporary employees.

For the three months ended March 30, 2012, direct cost of services increased $21.6 million, or 20.3%, to $128.2 million, as compared to $106.6 million for the three months ended March 31, 2011, which was restated to include $42.1 million in direct cost of producing revenues from TS Staffing.  Prior to being acquired by the Company, TS Staffing‘s predecessor, TSS Corp., was an affiliate of Tri-State and self administered payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between cost of producing revenues and selling, general and administrative expenses.

The cost of producing revenues increase for the quarter ended March 30, 2012 was primarily driven by the 17.5% increase in revenues.  As a percentage of revenue, the Company’s cost of producing revenues increased 2.1%, from 86.9% to 89.0%, primarily as a result of the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins.  In addition, as described above, the cost of producing revenues at TS Staffing did not include payroll services, benefits and workers compensation insurance, which caused  the cost of producing revenues as a percentage of revenues at TS Staffing to increase from 91.7% to 92.2%.  These increases were partially offset by a reclassification of related party interest of $338,000.  These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For the reasons described above,  gross profit for the quarter ended March 30, 2012 decreased $122,000, or 0.8%, to $15.9 million, or 11.0% of revenues compared to $16.0 million, or 13.1% revenues in the same quarter in the 2011 Fiscal Year, which was restated to include $3.8 million in gross profit from TS Staffing.

Selling, general and administrative expenses

For the three months ended March 30, 2012, selling, general and administrative expenses increased $1.8 million, or 11.3%, to $17.5 million, or 12.1% of revenues, as compared to $15.7 million, or 12.8% of revenues, in the three  months ended March 31, 2011, which was restated to include $3.3 million of expenses from TS Staffing. The increase was primarily due to increased selling expenses related to the increase in revenues, primarily commissions and new employees added to support the revenue growth, as well as higher corporate administration costs. These increases were partially offset by a decrease in the aforementioned payroll administration costs at TS Staffing in the restated 2011 Fiscal Year, and a decrease in stock-based compensation expense of $0.9 million, primarily due to the granting of restricted common shares to two senior executives in the second quarter of the 2011 Fiscal Year.

During the second and third quarters of the 2012 Fiscal Year, the Company has undertaken initiatives to reduce selling, general and administrative costs.

Depreciation and amortization

For the three months ended March 30, 2012, depreciation and amortization decreased $389,000 to $505,000 as compared to $894,000 in the three months ended March 31, 2011, which was restated to include $101,000 from TS Staffing, primarily due to a decrease in the amortization of the intangibles related to the ICG Acquisition.

Loss from operations

The factors described above resulted in an increase in the loss from operations of $1,510,000, from ($568,000), restated to include income of $435,000 from TS Staffing, for the three months ended March 31, 2011, to ($2,078,000) for the three months ended March 30, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the second quarter of the 2012 Fiscal Year, interest expense increased $806,000 to $1,497,000 as compared to $691,000 the same period in the 2011 Fiscal Year, which was restated to include $237,000 of interest expense from TS Staffing. The net increase was due to higher average account receivable balances due to increased sales volumes, higher weighted average borrowing rates at Accountabilities with Amerisource, the recognition of interest expense on amounts due to Tri-State and affiliates of $338,000 and the recognition of $140,000 of early termination fees due to ICG Inc.’s change in funding sources in October 2011. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable which, in effect, reduces the interest charged on those balances.

Acquisitions related expenses

Acquisition expenses for the three months ended March 30, 2012 were $12,000, a decrease of $146,000 from $158,000 for the three months ended March 31, 2011. The expenses in the current quarter were due to some additional  incurred costs related to the TS Staffing Acquisition which occurred on November 21, 2011, and the prior year amount was due to the Tri-Diamond Acquisition which closed in the second fiscal quarter of 2011. These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with a sales executive from ICG Inc. and other  personnel resigning in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the quarter ended March 30, 2012:
•	Gain on remeasurement of long term debt of $766,000;
•	Income from settlements of $350,000; and,
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Net loss

The factors described above resulted in a net loss of $3.1 million for the three months ended March 30, 2012, as compared to a net loss of $1.4 million in the comparable period in the 2011 Fiscal Year, restated to include net income of $198,000 at TS Staffing for the quarter ended March 31, 2011.

Six months ended March 30, 2012 compared to six months ended March 31, 2011

Revenues

For the six months ended March 30, 2012, revenue increased $56.2 million or 22.4% to $306.6 million as compared to $250.4 million for the six months ended March 31, 2011, which was restated to include $94.7 million from TS Staffing. Of the increase, $4.3 million was attributable to a full six months of ICG Inc. which was included for three and one-half months in the 2011 Fiscal Year.  The Company’s strong growth continues to be primarily driven by a combination of acquisition activity and organic growth that is consistent with national staffing industry trends.  The increase for the six months ended March 30, 2012 compared to the six months ended March 31, 2011 was primarily due to (i) a new light industrial customer from the first quarter of the 2011 Fiscal Year  that added $11.6 million in revenues,  (ii) acquisitions since the second quarter of the 2011Fiscal Year that have added $7.4 million of revenues, and (iii)  the remaining increase of $32.9 million or 13.1% of 2011 Fiscal Year revenues, resulting from other new customers and demand from existing customers that is consistent with national staffing industry trends.

CRD’s acquisition of a portion of the businesses of GT systems  focused on permanant placement of personnel. The company recognized approximately $2.2 million and $2.5 million in revenue in the six  months ended  March  30, 2012 and March 31, 2011, respectively from permanant placements primarily from CRD.

Direct cost of producing revenues

Tri-State provides professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services, and include the payroll and related taxes of the Company’s temporary employees.

For the six months ended March 30, 2012, direct cost of services increased $55.9 million, or 26.0%, to $270.9 million, as compared to $215.0 million for the six months ended March 31, 2011, which was restated to include $84.7 million in direct cost of producing revenues from TS Staffing.  Prior to being acquired by the Company, TS Staffing‘s successor, TSS Corp., was an affiliate of Tri-State and self administered payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between producing revenues and selling, general and administrative expenses.

The cost of producing revenues increase for the six months ended March 30, 2012 was primarily driven by the 22.4% increase in revenues.  As a percentage of revenue, the Company’s cost of producing revenues increased 2.1%, from 85.9% to 88.4%, primarily as a result of the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins.  In addition, as described above, the cost of producing revenues at TS Staffing did not include payroll services, benefits and workers compensation insurance , which caused  the cost of producing revenues as a percentage of revenues at TS Staffing to increase from 89.4% to 91.5%.  These increases were partially offset by a reclassification of related party interest of $694,000.  These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For the reasons described above, gross profit for the six months ended March 30, 2012 increased $252,000, or 0.7%, to $35.7 million, or 11.6% of revenues, compared to $35.4 million, or 14.1% of revenues in the same period of the 2011 Fiscal Year, which was restated to include $10.0 million in gross profit from TS Staffing.

Selling, general and administrative expenses

For the six months ended March 30, 2012, selling, general and administrative expenses increased $1.8 million, or 5.7%, to $33.8 million, or 11.4% of revenues, as compared to $32.0, or 12.8% of revenues, in the six months ended March 31, 2011, which was restated to include $7.5 million of expenses from TS Staffing.

The dollar increase was primarily due to increased selling expenses related to the increase in revenues, primarily commissions and new employees added to support the revenue growth, as well as higher corporate administration costs. These increases were partially offset by a decrease in the aforementioned payroll administration costs at TS Staffing in the restated 2011 Fiscal Year, and a decrease in stock-based compensation expense of $0.9 million, primarily due to the granting of restricted common shares to two senior executives in the second quarter of the 2011 Fiscal Year.

During the second and third quarters of the 2012 Fiscal Year, the Company has undertaken initiatives to reduce selling, general and administrative costs.

Depreciation and amortization

For the six months ended March 30, 2012, depreciation and amortization decreased $357,000 to $1,010,000 as compared to $1,467,000 in the six months ended March 31, 2011, which was restated to include $205,000 from TS Staffing, primarily due to a decrease in the amortization of intangibles related to the ICG Acquisition.

Other income

For the six months ended March 30, 2012, other income was $1,000 compared with $40,000 for the six months ended March 31, 2011.  The 2011 Fiscal Year other income was attributable to CRD for amounts earned under a service and collections agreement with Rosenthal, whereby the Company provided services to assist Rosenthal in collecting their outstanding receivables.

Income from operations

The factors described above resulted in a decrease in income from operations of $1,153,000, from $1,978,000, restated to include income of $2,307,000 from TS Staffing for the six months ended March 31, 2011, to $825,000 for the six months ended March 30, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first six months of Fiscal Year 2012, interest expense increased $1,483,000 to $2,851,000 as compared to $1,368,000 the same period in the 2011 Fiscal Year, which was restated to include $408,000 of interest expense from TS Staffing. The net increase was due to higher average account receivable balances due to increased sales volumes, and higher weighted average borrowing rates at Accountabilities with Amerisource,the recognition of interest expense on amounts due to Tri-State and affiliates of $694,000 and the recognition of $140,000 of early termination fees due to ICG Inc.’s change in funding sources in October 2011. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable which, in effect, reduces the interest charged on those balances.

Acquisitions related expenses

Acquisition expenses for the six months ended March 30, 2012 decreased by $183,000 to $409,000 from $592,000 for the six months ended March 31, 2011, restated to include $59,000 from TS Staffing. The expenses in the current year were due to the TS Staffing Acquisition which occurred on November 21, 2011, and the prior year amount was due to the Tri-Diamond Acquisition which closed in the second fiscal quarter of 2011. These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigning in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the six months ended March 30, 2012:
•	Gain on remeasurement of long term debt of $766,000;
•	Income from settlements of $350,000; and,
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Net income (loss)

The factors described above resulted in a net loss of $1.9 million for the six months ended March 30, 2012, as compared to a net income of $18,000 in the comparable period in the 2011 Fiscal Year, restated to include net income of $1.8 million at TS Staffing for the six months ended March 31, 2011.

Liquidity and Capital Resources

Cash Flows

We have been relying on funding from related parties to supplement cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection and proceeds from issuance of our common stock to satisfy our working capital requirements and to fund acquisitions. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital requirments, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to restructure our operations.

At March 31, 2012, we had $186,000 of cash on hand, as compared with no cash at September 30, 2010.

Net cash used in operating activities during the six months ended March 31, 2012, were ($1.6 million) as compared to $1.1 million provided by operating activities, restated to include $2.8 million of net cash provided during the same period of the prior year for TS Staffing. This decrease of ($2.6 million) primarily reflects the net loss of $1.9 million.

Net cash used in investing activities during the six months ended March 30, 2012, increased $324,000 to ($398,000) from ($74,000) during the six months ended March 31, 2011, due primarily to cash outflows for acquisitions by Diamond Staffing of $200,000 as well as the purchase of software and related computer hardware of $173,000.

Net cash provided by financing activities during the six months ended March 30, 2012 increased by $2.5 million to $2.2 million from cash used in financing activities of ($0.3 million) during the six months ended March 31, 2011. This increase primarily was due to a net increase funding provided by Tri-State. These inflows were partially offset by outflows of $227,000 due to the retirement of tax asset-based facility net of a decrease payments of long term debt.

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

Working Capital

As of March 31, 2012, our working capital was $2,451,000. The largest component of the current liabilities as of March 30, 2012 is $11,172,000 that is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services, which arise and are paid in the ordinary course of business. Other large components of the current liabilities are the current portion of long-term debt of $2,947,000, $1,644,000 of which represents the current portion of related party long-term debt. Within the current portion of long-term debt, $858,000 is past due or due upon demand as explained further below. Total outstanding debt and loans payable to related party as of March 30, 2012 was $4,606,000. Working capital of $2,451,000 as of March 30, 2012 represents an increase in working capital convert $12.0 million of debt into of $12,345,000 as compared to a working capital deficit of ($9,894,000) as of September 30, 2011. The improvement is primarily due to the Company and TS Employment agreeing to convert 25,962,788 of unregistered shares of its common stock on March 30, 2012.  In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)	On March 30, 2012 the Company and TS Employment entered into a conversion agreement to convert $12 million of the loan payable into 25,962,788 shares of the Common Stock.
b)
Tri-State has provided further financial accommodations to us by allowing us to delay from time to time amounts due to Tri-State under our professional services arrangement with Tri-State’s affiliates.

c)
We are aggressively managing cash and expenses with activities such as seeking additional efficiencies in our operating offices and corporate functions (including headcount reductions, if appropriate), improving our accounts receivable collection efforts and obtaining more favorable vendor terms.

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through March 30, 2013. The Company’s subsidiaries, other than ICG Inc. and Accountabilities (see Note 5), have entered into trade account receivable purchase agreements with Wells Fargo Credit Finance. Accountabilities had participated in the Wells Fargo agreements until June 13, 2011, when Accountabilities entered into a similar trade accounts receivable purchase agreement with Amerisource. On October 18, 2011, ICG Inc. entered into a similar agreement with Amerisource. Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $50 million as of March 30, 2012. As collections reduce previously sold receivables, we may replenish these with new receivables. As of March 30, 2012 and September 30, 2011, trade receivables of $44,137,000 and $38,701,000, restated to include $13,339,000 from TS Staffing, had been sold and remain outstanding, net of amounts due from Wells Fargo totaling $5,168,000 and $4,772,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of 90 day London Interbank Offered Rate plus 5.3%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $703,000 for the three months ended March 30, 2012 compared to $587,000 for the three months ended March 30, 2012, restated to include $237,000 from TS Staffing, and $1,422,000 for the six months ended March 30, 2012 compared to $1,264,000, restated to include $408,000 for TS Staffing, for the six months ended March 31, 2011. Wells Fargo interest expense also included $62,000 and $135,000 from Accountabilities for the three and six months ended March 31, 2011, respectively.

Effective April 19, 2012, the Company’s wholly-owned subsidiaries entered into the Amendments.  Each of the Amendments increased the aggregate maximum aggregate amount of trade accounts receivables that may be sold to Wells Fargo from $50,000,000 to $67,500,000. In addition, the interest accrued on the aggregate amount of trade receivables was increased under the Amendments from LIBOR plus 5.30% per annum to LIBOR plus 5.55% per annum; provided, however, that if such interest rate exceeds the lawful maximum, if any, interest shall accrue at such maximum rate. The trade accounts receivable purchase agreements Accountabilities and ICG Inc. entered into with Amerisource have a term of two years and a maximum borrowing amount of $6.0 million and $4.5 million at Accountabilities and ICG Inc., respectively, with an advance rate of 90%. The agreement provides for interest at the prime rate plus 1% (with a minimum rate of 6% per annum and 5% per annum at Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At March 30, 2012 and September 30, 2011, there were $7,778,000 and $4,663,000 of trade accounts receivable sold that remained outstanding, respectively, net of $1,150,000 and $660,000 due from Amerisource, respectively. The Company paid Amerisource $316,000 and $586,000 in interest for the three and six months ended March 30, 2012, respectively.

Interest expense for the six months ended March 30, 2012 also included $694,000 of related party interest due to converting amounts due to related parties to a related party loan payable bearing interest at 12% per annum.

Sales of Common Stock

The Company did not issue any shares of Common Stock or its preferred stock in the second quarter of the 2012 Fiscal Year.

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

Contractual Obligations

A summary of the Company’s obligations and commitments as of March 30, 2012 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt	$1,303,000	$1,323,000	$366,000	$–	$2,992,000
Related party long-term debt	858,000	–	–	–	858,000
Loan payable – related party	786,000	–	–	–	786,000
Due to financial institutions on sales of receivables	51,915,000	–	–	–	51,915,000
Operating leases	1,160,000	3,421,000	1,106,000	98,000	5,785,000
Employment Agreements	1,108,000	–	–	–	1,108,000
Total	$57,160,000	$4,744,000	$1,472,000	$98,000	$63,494,000

Off-Balance Sheet Arrangements

 We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of our most recent fiscal year end we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation

 Inflation and changing prices have not had a material effect on the Company’s net revenues and results of operations, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 30, 2012.

There were no changes in our internal controls over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.

Part II	Other Information
Item 1.	Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the 2011 Fiscal Year. Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business as of the date of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the 2011 Fiscal Year as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)
Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

2.1	Asset Purchase Agreement dated December 5, 2005, between Accountabilities, Inc. and Stratus Services Group, Inc. (30)

2.2	Asset Purchase Agreement dated March 31, 2006, between Accountabilities, Inc. and US Temp Services, Inc. (2)

2.3	Asset Purchase Agreement dated February 26, 2007, between Accountabilities, Inc. and ReStaff Services, Inc. (2)

2.4	Agreement and Plan of Merger dated as of February 23, 2010, by and among Accountabilities, Inc., Corporate Resource Services, Inc. and ACBT Merger Co., Inc. (3)

2.5	Agreement and Plan of Merger dated as of August 27, 2010, by and among TS Staffing Corp., Tri-Overload Staffing Inc., Corporate Resource Services, Inc. and Insurance Overload Acquisition Corp. (4)

2.6
Foreclosure and Asset Purchase Agreement dated as of March 24, 2010, by and among Rosenthal & Rosenthal, Inc., GT Systems Inc., certain operating affiliates of GT Systems Inc., Eric Goldstein, Corporate Resource Development Inc., Corporate Resource Services, Inc. and Tri-State Employment Services, Inc. (5)

2.7
Foreclosure and Asset Purchase Agreement dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (6)

2.8
Amendment No. 1, dated as of December 7, 2010, to the Foreclosure and Asset Purchase Agreement dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (31)

2.9
Amendment No. 2, dated as of December 13, 2010, to the Foreclosure and Asset Purchase Agreement dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (32)

2.10
Agreement and Plan of Merger dated as of January 10, 2011, by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc. (33)

2.11
Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011, by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc. (34)

3.1	Amended and Restated Certificate of Incorporation of the Company (7)

3.2	Amended and Restated Bylaws of the Company (35)

10.1	Convertible Note dated August 6, 2007 issued by Accountabilities, Inc. to North Atlantic Resources LTD in principal amount of $250,000 (1)

10.2	Form of Warrant issued to purchase shares of Accountabilities, Inc. common stock (1)

10.3	Employment Agreement dated May 31, 2005, between Humana Trans Services Holding Corp. and Allan Hartley (1)

10.4	Employment Agreement dated January 30, 2007, between Accountabilities, Inc. and Mark S. Levine (1)

10.5	Employment Agreement dated March 5, 2007, between Accountabilities, Inc. and Stephen DelVecchia (1)

10.6	Convertible Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $675,000 (1)

10.7	Demand Note dated March 31, 2006 issued by Accountabilities, Inc. to Washington Capital, LLC in principal amount of $150,000 (1)

10.8	Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $175,000 (1)

10.9	Promissory Note dated March 31, 2006 issued by Accountabilities, Inc. to Stratus Services Group, Inc. in principal amount of $80,000 (1)

10.10	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and William Thomas (1)

10.11	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and Jerry Schumacher (1)

10.12	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and Washington Capital, LLC (1)

10.13	Promissory Convertible Note dated April 1, 2006 issued by Accountabilities, Inc. to NGA, Inc. in principal amount of $300,000 (1)

10.14	Subordinated Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff, Inc. in principal amount of $300,000 (1)

10.15	Promissory Note dated February 26, 2007 issued by Accountabilities, Inc. to ReStaff, Inc. in principal amount of $2,900,000 (1)

10.16	Interim Financing Agreement dated February 23, 2007 between Accountabilities, Inc. and TSE-PEO, Inc. (1)

10.17	Stock Purchase Agreement dated November 27, 2006 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)

10.18	Agreement dated August 1, 2006 between Accountabilities, inc. and TSE-PEO, Inc. (1)

10.19	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo Bank, National Association (1)

10.20	Finder’s Fee Agreement dated February 26, 2007 between Accountabilities, Inc. and Pylon Management, Inc. (1)

10.21	Accountabilities, Inc. Equity Incentive Plan (8)

10.22	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Washington Capital, LLC (8)

10.23	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Bernard Freedman (8)

10.24	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Bernard Freedman (8)

10.25	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and NGA, Inc. (8)

10.26	Exchange Agreement dated January 22, 2008, between Accountabilities, Inc. and North Atlantic Resources LTD (8)

10.27	Warrant dated January 22, 2008 issued to North Atlantic Resources LTD (8)

10.28	Form of Warrant issued in connection with January 2008 private placement (8)

10.29	Stock Purchase Agreement dated March 5, 2008, between Accountabilities, Inc. and Tri-State Employment Services, Inc. (9)

10.30	Exchange Agreement dated January 31, 2008, between Accountabilities, Inc. and NGA, Inc. (9)

10.31	Convertible Note dated January 31, 2008 issued to NGA, Inc. in the principal amount of $100,000 (9)

10.32	Stock Purchase Agreement dated March 5, 2008, between Accountabilities, Inc. and Keystone Capital Resources, LLC (9)

10.33	Form of Stock Purchase Agreement executed in conjunction with sale of 1,107,500 shares of Accountabilities, Inc. common stock for $0.20 per share (9)

10.34
Form of Stock Purchase Agreement executed in conjunction with sale of 100,540 shares of Accountabilities, Inc. common stock for $0.35 per share and warrants to purchase up to 9,800 shares of Accountabilities, Inc. common stock at an exercise price of $0.50 per share (9)

10.35	Form of Warrant issued in connection with private placement of 100,540 shares of Accountabilities, Inc. common stock (9)

10.36	Convertible Note Purchase Agreement dated August 6, 2007, between Accountabilities, Inc. and North Atlantic Resources LTD, Inc. (10)

10.37	Exchange Agreement dated February 28, 2008, between Accountabilities, Inc. and ReStaff Services, Inc. (11)

10.38	Subordinated Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $100,000 (11)

10.39	Subordinated Promissory Note dated February 28, 2008 issued by Accountabilities, Inc. to ReStaff Services, Inc. in principal amount of $1,700,000 (11)

10.40	Clarification Addendum to the Asset Purchase Agreement dated February 28, 2008, between Accountabilities, Inc. and ReStaff Services, Inc. (11)

10.41	Termination of Asset Purchase Agreement; Transfer of Hyperion Energy Common Stock (11)

10.42	Promissory Note dated May 15, 2008 issued by Tri-State Employment Services, Inc. to Accountabilities, Inc. in principal amount of $200,000 (12)

10.43	Stock Purchase Agreement dated May 15, 2008, between Accountabilities, Inc. and Tri-State Employment Services, Inc. (12)

10.44	Form of Stock Purchase Agreement utilized in connection with May, 2008 private placement (12)

10.45	Temporary Forbearance Agreement dated October 31, 2008, between Accountabilities, Inc. and Bernard Freedman (13)

10.46	Temporary Forbearance Agreement dated October 31, 2008, between Accountabilities, Inc. and Bernard Freedman (13)

10.47	Temporary Forbearance Agreement dated October 31, 2008, between Accountabilities, Inc. and Washington Capital, LLC (13)

10.48	Subordinated Promissory Note dated March 1, 2009 issued by Accountabilities, Inc. to ReStaff Services, Inc. in the principal amount of $1,201,097 (14)

10.49	Debt Assumption Agreement dated February 22, 2010, by and between Accountabilities, Inc. and Tri-State Employment Services, Inc. (15)

10.50	Exchange Agreement dated December 29, 2009, between Accountabilities, Inc. and Tri-State Employment Services, Inc. (16)

10.51	Settlement and Release Agreement dated February 5, 2010, between Accountabilities, Inc. and Rhonda Faria (17)

10.52	Consulting Agreement dated March 24, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein (18)

10.53	Services Agreement dated March 29, 2010, by and between Corporate Resource Development Inc. and Noor Associates, Inc. (19)

10.54	Employment Agreement dated March 29, 2010, between Corporate Resource Development Inc. and Habib Noor (20)

10.55	Registration Rights Agreement dated August 27, 2010, by and between Corporate Resource Services, Inc. and TS Staffing Corp. (21)

10.56	Account Purchase Agreement dated August 27, 2010, between Wells Fargo Bank, National Association and Insurance Overload Acquisition Corp. (22)

10.57	Form of Continuing Guaranty made by Corporate Resource Services, Inc. and its affiliates in favor of Wells Fargo Bank, National Association (23)

10.58	Master Services Agreement (PEO Services) dated August 27, 2010, by and between Corporate Resource Services, Inc. and TSE-PEO, Inc. (24)

10.59	Master Services Agreement (PEO Services) dated August 27, 2010, by and between Corporate Resource Services, Inc. and TS Employment, Inc. (25)

10.60	ICG Participation Agreement dated November 9, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (36)

10.61
Amended and Restated Commission Agreement dated December 14, 2010, by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc. (37)

10.62	Amended and Restated Consulting Agreement dated December 14, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein (38)

10.63+	Non-Competition Agreement dated as of December 14, 2010, by and among Integrated Consulting Group, Inc. and Eric Goldstein (39)

10.64	Loan and Security Agreement dated as of December 14, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (40)

10.65	Account Purchase Agreement dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc. (26)

10.66	Continuing Guaranty dated January 31, 2011, executed by Diamond Staffing Services, Inc. in favor of Wells Fargo Bank, National Association (27)

10.67	Employment Agreement dated January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro (28)

10.68	Employment Agreement dated February 18, 2011, by and between Corporate Resource Services, Inc. and Scott Schecter (29)

10.69	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association (41)

10.70	Third Amendment to Account Purchase Agreement dated March 29, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (42)

10.71	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association (43)

10.72	First Amendment to Account Purchase Agreement dated March 29, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association (44)

10.73	Conversion Agreement dated March 30, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc. (45)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended March 30, 2012 and March 31, 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity at March 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended March 30, 2012 and March 31, 2011 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).(46)

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

Footnote 1
Incorporated by reference to similarly numbered Exhibit filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy, Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 2	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 2.1 to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 4	Incorporated by reference to Exhibit 2.1 to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 5	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 6	Incorporated by reference to Exhibit 2.1 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 3, 2012.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 9	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 10	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on April 15, 2008.

Footnote 11	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 12	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 13	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 17, 2009.

Footnote 14	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 19, 2009.

Footnote 15	Incorporated by reference to Exhibit 10.1 of the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 16	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 5, 2010.

Footnote 17	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 12, 2010.

Footnote 18	Incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 19	Incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 20	Incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 21	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 22	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 23	Incorporated by reference to Exhibit 10.3 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

Date: May 14, 2012	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By: /s/ Scott Schecter
Scott Schecter
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)