Form 10-Q/A
period 2012-03-30
Corporate Resource Services, Inc.
filed 2012-05-15
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

None
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

PURPOSE OF AMENDMENT

Corporate Resource Services, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three months ended on March 30, 2012 that it filed with the Securities and Exchange Commission on May 14, 2012 (the “Form 10-Q”) for the purposes of (i) adding a subsequent event to Note 12 of Part I, Item 1, and to Part I, Item 2, and (ii) correcting certain typographical and stylistic errors.  No other changes have been made to the Form 10-Q, and this Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q.

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

The Company

References in these Notes to the Condensed Consolidated Financial Statements to the  Company refer to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities, Inc. (“Accountabilities”), a wholly-owned subsidiary of the Company and Delaware corporation;

●	Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company and Delaware corporation

●	Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company and Delaware corporation;

●	Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 18, 2010, acquired , through a public foreclosure sale, certain assets of the Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 relating to the temporary placement of employees in the light industrial industry and in translation and interpreting services (the “ICG Acquisition”). See also Note 3 to the Condensed Consolidated Financial Statements;

●	Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”). Tri-Diamond’s predecessor, Diamond Staffing, Inc., was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by Tri-Diamond, which was wholly-owned by TS Staffing Corp. (“TSS Corp.”). Robert Cassera was the sole owner of TSS Corp. and Tri-State Employment Services, Inc., which together with its affiliated entities and persons (“Tri-State”) was the beneficial owner of approximately 91.9% of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at March 30, 2012. Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“GAAP”) for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009 (see Note 3); and,

●	TS Staffing Services, Inc. (“TS Staffing”), a wholly-owned subsidiary of the Company and a Texas corporation formed on October 21, 2011. On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “Acquisition Agreement”) with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company. Pursuant to the terms of the Acquisition Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share (“TS Staffing Shares”), in exchange for the issuance and commitment to issue an aggregate of 34,839,159 shares of the Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company issued an additional 38,001,402 shares of Common Stock in exchange for an equal number of Company shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

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

3. Acquisitions

Integrated Consulting Group of NY LLC

The ICG Acquisition was completed through a public foreclosure sale on December 14, 2010 (the “Closing Date”). On that date, ICG Inc. acquired a portion of the assets of ICG Seller, related to the temporary and permanent placement of employees in the light industrial industry and in translation and interpreting services. The consideration for these assets acquired  included (i) the repayment of ICG Seller’s outstanding obligations on the Closing Date under its credit facility, which amounted to $3,197,000, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for the next two years, and 2% of its net sales for the three year period thereafter. In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two year period commencing on the Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

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

See Note 12 — Subsequent events, for a description of amendments made to the Company’s agreements with Wells Fargo.

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

The agreements Accountabilities and ICG Inc. entered into with Amerisource on June 13, 2011 and October 18, 2011, respectively, have a term of two years and a maximum borrowing amount of $6,000,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At March 30, 2012 and September 30, 2011, there were $7,778,000 and $4,663,000 of trade accounts receivable sold in the aggregate that remain outstanding, net of $1,150,000 and $660,000 due from Amerisource. The Company incurred interest on these borrowings of $316,000 and $586,000 for the three and six months ended March 30, 2012, respectively.

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

The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by TS Employment for the three months ended March 30, 2012 and March 30, 2011 was $137,439,000 and $70,684,000 respectively, and the total amount charged for the six months ended March 30, 2012 and March 30, 2011 was $266,011,000 and $111,985,000, respectively. TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $11,442,000 on September 30, 2011.  On October 1, 2011, the Company and Tri-State agreed to convert this related party payable to a related party loan payable and charge each affiliate interest at the rate of 12% per annum. On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12 million of this loan payable into 25,962,788 shares of the Common Stock, at a value per share of $0.4622.  This conversion is reflected in the loan payable—related party balance as of March 30, 2012 (See Note 10).

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

(vi)
This $100,000 unsecured note is convertible into 250,000 shares of Common Stock at any time prior to repayment at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note has increased to 18% per annum. This note and accrued interest was paid in full on May 11, 2012.

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

12. Subsequent Events

Effective April 19, 2012, CRD and TS Staffing entered into a Third Amendment to Account Purchase Agreement and First Amendment to Account Purchase Agreement, respectively, while Insurance Overload and Diamond Staffing each entered into a separate Second Amendment to Account Purchase Agreement with Wells Fargo (collectively, the “Amendments”).  The Amendments collectively increased the maximum amount of trade accounts receivables that may be sold to Wells Fargo from $50,000,000 to $67,500,000. The increase in the maximum amount of available financing is the result of a participation between Wells Fargo, participating as administrative lender, and another lender. In addition, the interest rate on the aggregate amount of trade receivables outstanding was increased under the Amendments from LIBOR plus 5.30% per annum to LIBOR plus 5.55% per annum; provided, however, that if such interest rate exceeds the lawful maximum, interest shall accrue at such maximum rate.

Effective Monday April 16, 2012, TS Employment reduced its administrative fee to the Company and its subsidiaries by 0.1%. This reduction will yield a savings of approximately $500,000 annually. The Company will continue to negotiate with TS Employment for further reductions to the administrative fee.

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

On January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm that has resulted  in a reduction of approximately 35% of ICG Inc’s revenues.  The Company received a $350,000 payment in the settlement of the litigation of this matter and has recognized that amount in other income for the three and six months ended March 30, 2012.  The Company also expects that this will affect ICG Inc.’s light industrial business for the foreseeable future and has estimated and recognized a gain of $766,000 on the remeasurement of long term debt partially offset by the impairment of goodwill of $398,000 and intangible assets of $181,000 in the three and six months ended March 30, 2012.

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

Because the Company and TSS Corp. and its affiliates were all under common control, the acquisition was recorded using the pooling-of-interest method as required under GAAP. Accordingly, all financial statements and financial information have been restated to reflect the combined companies as if the acquisition occurred on January 1, 2009, which is the date Diamond Staffing, Inc., the predecessor of Tri-Diamond, was acquired by Tri-Diamond, which was wholly-owned by TSS Corp. (see Note 3).  TSS Corp. was an affiliate of Tri-State and wholly-owned by Mr. Cassera, a director and majority shareholder of the Company. Following the consummation of the Tri-Diamond acquisition, Tri-State, together with its affiliated entities (including TSS Corp.) and persons, became the beneficial owner of approximately 85.9% of the outstanding shares of Common Stock.

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

As a result, the results of operations of ICG Inc. are included in the results of operations for the 2011 Fiscal Year beginning on December 14, 2010. Since TS Staffing was acquired from a related party, it has been accounted for as a pooling-of-interest by a related party and, as a result, the Company’s results of operations have been restated to include the results of operations of TS Staffing as if the acquisition had been in effect for all reporting periods.

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

The cost of producing revenues increase for the quarter ended March 30, 2012 was primarily driven by the 17.5% increase in revenues.  As a percentage of revenue, the Company’s cost of producing revenues increased 2.1%, from 86.9% to 89.0%, primarily as a result of the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins.  In addition, as described above, the cost of producing revenues at TS Staffing did not include payroll services, benefits and workers compensation insurance, which caused  the cost of producing revenues as a percentage of revenues at TS Staffing to increase from 91.7% to 92.2%.  These increases were partially offset by a credit for related party interest of $338,000.  These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Effective Monday April 16, 2012, TS Employment reduced its administrative fee to the Company and its subsidiaries by 0.1%. This reduction will yield a savings of approximately $500,000 annually. The Company will continue to negotiate with TS Employment for further reductions to the administrative fee.

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

Acquisitions related expenses

Acquisition expenses for the three months ended March 30, 2012 were $12,000, a decrease of $146,000 from $158,000 for the three months ended March 31, 2011. The expenses in the current quarter were due to some additional  incurred costs related to the TS Staffing Acquisition which occurred on November 21, 2011, and the prior year amount was due to the Tri-Diamond Acquisition which closed in the second fiscal quarter of Fiscal Year 2011. These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with a sales executive from ICG Inc. and other  personnel resigning in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the quarter ended March 30, 2012:
•	Gain on remeasurement of long term debt of $766,000;
•	Cash received resulting from a settlement of litigation of $350,000; and,
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

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

The cost of producing revenues increase for the six months ended March 30, 2012 was primarily driven by the 22.4% increase in revenues.  As a percentage of revenue, the Company’s cost of producing revenues increased 2.1%, from 85.9% to 88.4%, primarily as a result of the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins.  In addition, as described above, the cost of producing revenues at TS Staffing did not include payroll services, benefits and workers compensation insurance , which caused  the cost of producing revenues as a percentage of revenues at TS Staffing to increase from 89.4% to 91.5%.  These increases were partially offset by a credit for related party interest of $694,000.  These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Effective Monday April 16, 2012, TS Employment reduced its administrative fee to the Company and its subsidiaries by 0.1%. This reduction will yield a savings of approximately $500,000 annually. The Company will continue to negotiate with TS Employment for further reductions to the administrative fee.

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

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first six months of Fiscal Year 2012, interest expense increased $1,483,000 to $2,851,000 as compared to $1,368,000 the same period in the 2011 Fiscal Year, which was restated to include $408,000 of interest expense from TS Staffing. The net increase was due to higher average account receivable balances due to increased sales volumes, and higher weighted average borrowing rates at Accountabilities with Amerisource, the recognition of interest expense on amounts due to Tri-State and affiliates of $694,000 and the recognition of $140,000 of early termination fees due to ICG Inc.’s change in funding sources in October 2011. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable which, in effect, reduces the interest charged on those balances.

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

Net gain on ICG Inc. revaluation

In conjunction with a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigning in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the six months ended March 30, 2012:
•	Gain on remeasurement of long term debt of $766,000;
•	Cash received resulting from a settlement of litigation of $350,000; and,
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Net income (loss)

The factors described above resulted in a net loss of $1.9 million for the six months ended March 30, 2012, as compared to a net income of $18,000 in the comparable period in the 2011 Fiscal Year, restated to include net income of $1.8 million at TS Staffing for the six months ended March 31, 2011.

Liquidity and Capital Resources

Cash Flows

We have been relying on funding from related parties to supplement cash flows from operations, borrowings under debt facilities, the sale of our trade receivables prior to collection and proceeds from issuance of our common stock to satisfy our working capital requirements and to fund acquisitions. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital requirements, take advantage of business opportunities, including growth of our existing business and mergers and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to restructure our operations.

At March 30, 2012, we had $186,000 of cash on hand, as compared with no cash at September 30, 2010.

Net cash used in operating activities during the six months ended March 30, 2012, were ($1.6 million) as compared to $1.1 million provided by operating activities, restated to include $2.8 million of net cash provided during the same period of the prior year for TS Staffing. This net decrease of ($2.7 million) primarily reflects the net loss of $1.9 million.

Net cash used in investing activities during the six months ended March 30, 2012, increased $324,000 to ($398,000) from ($74,000) during the six months ended March 31, 2011, due primarily to cash used for acquisitions by Diamond Staffing of $200,000 as well as the purchase of software and related computer hardware of $173,000.

Net cash provided by financing activities during the six months ended March 30, 2012 increased by $2.5 million to $2.2 million from cash used in financing activities of ($0.3 million) for the six months ended March 31, 2011. This increase primarily was due to a net increase funding provided by Tri-State. These inflows were partially offset by outflows of $227,000 due to the retirement of an asset-based facility net of a decrease payments of long term debt.

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

Working Capital

As of March 30, 2012, our working capital was $2,451,000. The largest component of the current liabilities as of March 30, 2012 is $11,172,000 that is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services, which arise and are paid in the ordinary course of business. Other large components of the current liabilities are the current portion of long-term debt of $2,947,000, $1,644,000 of which represents the current portion of related party long-term debt. Within the current portion of long-term debt, $858,000 is past due or due upon demand as explained further below. Total outstanding debt and loans payable to related party as of March 30, 2012 was $4,606,000. Working capital of $2,451,000 as of March 30, 2012 represents an increase in working capital of $12,345,000 as compared to a working capital deficit of ($9,894,000) as of September 30, 2011. The improvement is primarily due to the Company and TS Employment agreeing to convert $12.0 million of debt into 25,962,788 of unregistered shares of its common stock on March 30, 2012.  In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. Our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

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

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through March 30, 2013. The Company’s subsidiaries, other than ICG Inc. and Accountabilities (see Note 5), have entered into trade account receivable purchase agreements with Wells Fargo Credit Finance. Accountabilities had participated in the Wells Fargo agreements until June 13, 2011, when Accountabilities entered into a similar trade accounts receivable purchase agreement with Amerisource. On October 18, 2011, ICG Inc. entered into a similar agreement with Amerisource. Under the Wells Fargo agreements, the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $50 million as of March 30, 2012. As collections reduce previously sold receivables, we may replenish these with new receivables. As of March 30, 2012 and September 30, 2011, trade receivables of $44,137,000 and $38,701,000, restated to include $13,339,000 from TS Staffing, had been sold and remain outstanding, net of amounts due from Wells Fargo totaling $5,168,000 and $4,772,000, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of 90 day London Interbank Offered Rate plus 5.3%. Receivables sold may not include amounts over 90 days past due. Under the terms of the agreements, with the exception of CRD permanent placement receivables, the financial institution advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the term of CRD’s agreement, the financial institution advances 65% of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the trade accounts receivable purchase agreements are included in interest expense in the accompanying Statements of Operations and amounted to $703,000 for the three months ended March 30, 2012 compared to $587,000 for the three months ended March 31, 2011, restated to include $237,000 from TS Staffing, and $1,422,000 for the six months ended March 30, 2012 compared to $1,264,000, restated to include $408,000 for TS Staffing, for the six months ended March 31, 2011. Wells Fargo interest expense also included $62,000 and $135,000 from Accountabilities for the three and six months ended March 30, 2012, respectively.

Effective April 19, 2012, the Company’s wholly-owned subsidiaries entered into the Amendments.  Each of the Amendments increased the aggregate maximum aggregate amount of trade accounts receivables that may be sold to Wells Fargo from $50,000,000 to $67,500,000. The increase in the maximum amount of available financing is the result of participation between Wells Fargo, participating as administrative lender, and another lender. In addition, the interest accrued on the aggregate amount of trade receivables was increased under the Amendments from LIBOR plus 5.30% per annum to LIBOR plus 5.55% per annum; provided, however, that if such interest rate exceeds the lawful maximum, if any, interest shall accrue at such maximum rate. The trade accounts receivable purchase agreements Accountabilities and ICG Inc. entered into with Amerisource have a term of two years and a maximum borrowing amount of $6.0 million and $4.5 million at Accountabilities and ICG Inc., respectively, with an advance rate of 90%. The agreement provides for interest at the prime rate plus 1% (with a minimum rate of 6% per annum and 5% per annum at Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. At March 30, 2012 and September 30, 2011, there were $7,778,000 and $4,663,000 of trade accounts receivable sold that remained outstanding, respectively, net of $1,150,000 and $660,000 due from Amerisource, respectively. The Company paid Amerisource $316,000 and $586,000 in interest for the three and six months ended March 30, 2012, respectively.

Interest expense for the six months ended March 30, 2012 also included $694,000 of related party interest due to converting amounts due to related parties to a related party loan payable bearing interest at 12% per annum.

Sales of Common Stock

On March 30, 2012 the Company and TS Employment entered into an agreement to convert $12 million of the loan payable – related party into 25,962,786 shares of common stock which used a value per share of $10.46%.

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

Contractual Obligations

A summary of the Company’s obligations and commitments as of March 30, 2012 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt	$1,303,000	$1,323,000	$366,000	$–	$2,992,000
Related party long-term debt	858,000	–	–	–	858,000
Loan payable – related party	786,000	–	–	–	786,000
Due to financial institutions on sales of receivables	51,915,000	–	–	–	51,915,000
Operating leases	1,160,000	3,421,000	1,106,000	98,000	5,785,000
Employment Agreements	2,208,000	–	–	–	2,208,000
Total	$58,230,000	$4,744,000	$1,472,000	$98,000	$64,544,000

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

CORPORATE RESOURCE SERVICES, INC.

Date: May 15, 2012	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By: /s/ Scott Schecter
Scott Schecter
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)