Form 10-Q
period 2012-06-29
Corporate Resource Services, Inc.
filed 2012-08-13
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

OR

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

(212) 981-9545
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

Large accelerated Filer ☐	Accelerated filer ☐
Non - accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding as of August 13, 2012
Common Stock, $0.0001 par value	129,430,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 29, 2012 (unaudited) and September 30, 2011 (restated)	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 29, 2012 (unaudited) and June 30, 2011 (unaudited and restated)	4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended June 29, 2012 (unaudited and restated)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2012 (unaudited) and June 30, 2011 (unaudited and restated)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risks	24

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	33

Part I - Financial Information

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	June 29, 2012	September 30, 2011
	(unaudited)	(restated)
ASSETS

Current assets:
Cash	$108	$–
Accounts receivable – less allowance for doubtful accounts of $2,752 and $4,513, respectively	3,868	8,178
Due from financial institution	6,455	5,433
Unbilled receivables	12,404	13,441
Prepaid expenses	330	345
Total current assets	23,165	27,397

Property and equipment, net	1,046	1,073
Other assets	338	720
Intangible assets, net	5,416	6,331
Goodwill	9,691	10,089

Total assets	$39,656	$45,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued liabilities and accrued wages and related obligations	$5,742	$12,186
Accrued wages and related obligations–due to related party	11,600	8,955
Borrowings under revolving credit facility	–	1,790
Current portion of long-term debt	1,377	2,060
Current portion of related party long-term debt	758	858
Due to related party	–	11,442
Loan payable – related party	3,088	–
Total current liabilities	22,565	37,291

Long term debt, net of current portion	1,319	2,339
Deferred rent	183	254
Total liabilities	24,067	39,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 131,364 and 104,977 shares issued and 129,430 and 103,043 outstanding as of June 29, 2012 and September 30, 2011, respectively	13	10
Additional paid-in capital	26,369	12,117
Accumulated deficit	(10,793)	(6,401)
Total stockholders’ equity	15,589	5,726

Total liabilities and stockholders’ equity	$39,656	$45,610

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
		(restated)		(restated)
Revenues	$153,484	$138,215	$460,079	$388,637

Direct cost of producing revenues purchased from related parties	134,552	76,862	379,653	176,442
Direct cost of producing revenues	851	43,837	26,663	160,688

Gross profit	18,081	17,516	53,763	51,507

Selling, general and administrative expenses - related parties	11,335	8,348	32,245	20,753
Selling, general and administrative expenses	7,267	6,741	20,205	24,922
Depreciation and amortization	458	743	1,468	2,210

Income (loss) from operations	(979)	1,684	(155)	3,622

Interest expense	886	767	3,043	2,135
Interest expense – related party	86	–	780	–
Acquisition expenses	–	10	409	602
Net gain on revaluation of ICG Inc.	–	–	(537)	–
Other expense (income)	543	–	542	(40)

Net income (loss)	$(2,494)	$907	$(4,392)	$925

Net loss per common share:
Basic	$(0.02)	$0.01	$(0.04)	$0.01
Diluted	$(0.02)	$0.01	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	128,898	102,136	111,582	102,189
Diluted	128,898	102,386	111,582	102,477

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited, amounts in thousands)

			Additional Paid-in Capital
	Common Stock			Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balances as of September 30, 2011 (restated)	104,977	$10	$12,117	$(6,401)	$5,726

Equity adjustment as a result of pooling-of-interest of TS Staffing Acquisition	–	–	2,122	–	2,122
Stock-based compensation	424	–	133	–	133
Conversion of related party loan payable to equity	25,963	3	11,997	–	12,000

Net loss for the nine months ended June 29, 2012	–	–	–	(4,392)	(4,392)

Balances as of June 29, 2012	131,364	$13	$26,369	$(10,793)	$15,589

See accompanying notes to condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Nine Months Ended
	June 29, 2012	June 30, 2011
		(restated)
Cash flows from operating activities:
Net income (loss)	$(4,392)	$925
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,468	2,210
Impairment of goodwill and intangible assets	579	–
Bad debt expense	452	1,041
Stock-based compensation	133	1,052
Gain on remeasurement of long term debt	(766)	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(916)	(1,283)
Due from financial institution	(2,758)	(1,500)
Prepaid expenses	15	(35)
Other assets	328	(601)
Accrued wages and related obligations – due to related party	2,645	2,654
Accounts payable, accrued liabilities and accrued wages and related obligations	(305)	2,248
Deferred rent	(71)	102
Net cash (used in) provided by operating activities	(3,588)	6,813

Cash flows from investing activities:
Purchase of property and equipment	(228)	(38)
Acquisition of assets through business combinations	(200)	(400)
Net cash used in investing activities	(428)	(438)

Cash flows from financing activities:
Principal payments on long-term debt	(1,312)	(2,353)
Principal payments on related party long-term debt	(100)	–
Short term borrowings	150	74
Loan payable – related party – net	7,176	–
Advances from related party – net	–	(2,556)
Payments on asset-based facility – net	(1,790)	(1,228)
Deferred financing costs	–	(82)
Net cash provided by (used in) financing activities	4,124	(6,145)

Change in cash	108	230

Cash at beginning of period	–	254

Cash at end of period	$108	$484

See accompanying notes to condensed consolidated financial statements.

1. Description of the Company and its Business

Nature of Operations

Corporate Resource Services Inc. (the “Company”) is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, professional, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of approximately 187 staffing and recruiting offices nationwide, 79 of which are onsite offices at our client’s facilities.

The Company

References in these Notes to the Condensed Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities, Inc. (“Accountabilities”), a wholly-owned subsidiary of the Company and a Delaware corporation;

●	Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company and a Delaware corporation

●	Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company and a Delaware corporation;

●
Integrated Consulting Group, Inc. (“ICG Inc.”), a wholly-owned subsidiary of the Company and Delaware corporation formed on October 18, 2010, acquired, through a public foreclosure sale, certain assets of the Integrated Consulting Group of NY LLC (“ICG Seller”) on December 14, 2010 (the “ICG Closing Date”) relating to the temporary placement of employees in the light industrial industry and in translation and interpreting services (the “ICG Acquisition”)  (see Note 3);

●
Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company and a Delaware corporation formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”). Tri-Diamond’s predecessor, Diamond Staffing, Inc., was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by Tri-Diamond, which was wholly-owned by TS Staffing Corp. (“TSS Corp.”). Robert Cassera was the sole owner of TSS Corp. and Tri-State Employment Services, Inc., which together with its affiliated entities and persons (“Tri-State”) was the beneficial owner of approximately 91.6% of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), on June 29, 2012. Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under United States generally accepted accounting principles (“GAAP”) for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009 (see Note 3); and,

●
TS Staffing Services, Inc. (“TS Staffing”), a wholly-owned subsidiary of the Company and a Texas corporation that was formed on October 21, 2011. On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TSS Acquisition Agreement”) with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company. Pursuant to the terms of the TSS Acquisition Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share (“TS Staffing Shares”), in exchange for 34,839,159 shares of Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company issued an additional 38,001,402 shares of Common Stock in exchange for an equal number of Company shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 91.6% of the Company’s outstanding shares of Common Stock on June 29, 2012. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had been in effect for all reporting periods (see Note 3).

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

Revenue Recognition

Staffing and consulting revenues are recognized when services are delivered. Permanent placement revenue, which generated 1.2% and 1.3% of our total revenues for the three months ended June 29, 2012 and June 30, 2011, respectively, and 0.9% and 1.3% of our total revenues for the nine months ended June 29, 2012 and June 30, 2011, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

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

Per Share Information

The Company presents both basic and diluted earnings per share amounts (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS per share reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings. Diluted loss per share for the three and nine months ended June 29, 2012 is not computed because any potential common shares would reduce the reported loss per share and, therefore, have an antidulitive effect. Such potential additional shares of Common Stock are included in the computation of diluted earnings per share for the three and nine months ended June 30, 2011.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Numerator:
Net income	$907,000	$925,000

Denominator:
Weighted average shares of common stock outstanding	102,136,000	102,189,000
Dilutive effect of stock warrants, convertible debt and restricted stock	250,000	288,000
Weighted average shares of common stock outstanding, assuming dilution	102,386,000	102,477,000

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

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

Reclassification

The Company has reclassified certain amounts reported in the Quarterly Report on Form 10-Q for three month ended June 30, 2011 to be consistent with the classification with this Quarterly Report on Form 10-Q for the three months ended June 29, 2012.

Interim Financial Information

The condensed consolidated financial information as of and for the three and nine months periods ended June 29, 2012 and June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at such dates and the operating results and cash flows for those periods. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

3. Acquisitions

Integrated Consulting Group of NY LLC

The consideration for the assets acquired as part of the ICG Acquisition included (i) the repayment of ICG Seller’s outstanding obligations on the ICG Closing Date under its credit facility, which amounted to $3,197,000, (ii) payment of up to $366,000 for outstanding accounts payable of ICG Seller as of the ICG Closing Date and $113,000 of structured payments, (iii) payments to various taxing authorities in the aggregate amount of approximately $757,000 for certain taxes owed by ICG Seller on the ICG Closing Date, and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”), for amounts owed to it by ICG Seller on the ICG Closing Date, which amount is being paid in installments that commenced in January 2011. ICG Inc. also entered into a commission agreement with Rosenthal to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of its net sales for two years following the ICG Closing Date and 2% of its net sales for the three year period thereafter (the “Rosenthal Commission Agreement”). In addition, ICG Inc. entered into a non-competition agreement with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the ICG Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue earned during the two-year period commencing on the ICG Closing Date. ICG Inc.’s payment obligations under the commission agreement and the non-competition agreement are guaranteed by Tri-State.

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

The Company also incurred $407,000 in acquisition-related costs during the first two quarters of Fiscal Year 2011 in connection with this acquisition. On January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm. The Company received a $350,000 payment in the settlement of this matter and has recognized that amount in income from settlements for the nine months ended June 29, 2012. The Company also expects that this departure will affect ICG Inc.’s light industrial business for the foreseeable future. These events have triggered an adjustment to the purchase cost under the acquisition agreement; therefore, the Company has estimated and recognized a gain of $766,000 on the remeasurement of long term debt offset by the impairment of goodwill of $398,000 and intangible assets of $181,000 in the nine months ended June 29, 2012.

Tri-Diamond Staffing, Inc.

The purchase price for the Tri-Diamond Acquisition was $25,000,000, which was paid through the issuance of 29,411,765 shares of Common Stock to TSS Corp. Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses. The Company incurred $314,000 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition. Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company accrued a payment to TSS Corp. of $987,000 that included in the related party loan payable.

TS Staffing Services, Inc.

Pursuant to entering into the TSS Acquisition Agreement, the Company acquired all of the TS Staffing Shares in exchange for the issuance of 34,839,159 shares of Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company incurred acquisition related costs of $409,000 related to the acquisition of TS Staffing during the nine months ended June 29, 2012.
A condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the acquisition of TS Staffing for the three and nine months ended June 30, 2011 are presented below:

	Three Months Ended June 30, 2011
	Corporate Resource Services, Inc.	TS Staffing Corp.	Combined

Revenues	$90,311,000	$47,904,000	$138,215,000

Direct cost of producing revenues	77,138,000	43,561,000	120,699,000

Gross profit	13,173,000	4,343,000	17,516,000

Operating expenses	12,866,000	2,966,000	15,832,000

Income from operations	307,000	1,377,000	1,684,000

Interest and other expenses	598,000	179,000	777,000

Net income (loss)	$(291,000)	$1,198,000	$907,000

Income per common share:
Basic	$–		$0.01
Diluted	$–		$0.01

Weighted average shares outstanding:
Basic	67,297,000	34,839,000	102,136,000
Diluted	67,547,000	34,839,000	102,386,000

	Nine Months Ended June 30, 2011
	Corporate Resource Services, Inc.	TS Staffing Corp.	Combined

Revenues	$246,023,000	$142,614,000	$388,637,000

Direct cost of producing revenues	207,469,000	129,661,000	337,130,000

Gross profit	38,554,000	12,953,000	51,507,000

Operating expenses	38,616,000	9,269,000	47,885,000

Income (loss) from operations	(62,000)	3,684,000	3,622,000

Interest and other expenses	2,051,000	646,000	2,697,000

Net income (loss)	$(2,113,000)	$3,038,000	$925,000

Income (loss) per common share:
Basic	$(0.03)		$0.01
Diluted	$(0.03)		$0.01

Weighted average shares outstanding:
Basic	67,350,000	34,839,000	102,189,000
Diluted	67,638,000	34,839,000	102,477,000

4. Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill at June 29, 2012 and September 30, 2011:

	As of June 29, 2012
	Gross	Impairment	Accumulated Amortization	Net
Customer lists and relationships (3 to 10 years)	$13,972,000	$(137,000)	$(8,841,000)	$4,994,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	1,569,000	(44,000)	(1,416,000)	109,000
Trade name (20 years)	364,000	–	(61,000)	303,000
Lease agreements (3 years)	250,000	–	(240,000)	10,000

Total	$16,293,000	$(181,000)	$(10,696,000)	$5,416,000

Goodwill (indefinite life)	$10,089,000	$(398,000)		$9,691,000

	As of September 30, 2011
	Gross	Impairment	Accumulated Amortization	Net
Customer lists and relationships (3 to 10 years)	$13,547,000	$–	$(7,864,000)	$5,683,000
Backlog (6 to 12 months)	138,000	–	(131,000)	7,000
Non-competition agreements (2 to 5 years)	1,569,000	–	(1,263,000)	306,000
Trade name (20 years)	364,000	–	(47,000)	317,000
Lease agreements (3 years)	250,000	–	(232,000)	18,000

Total	$15,868,000	$–	$(9,537,000)	$6,331,000

Goodwill (indefinite life)	$10,089,000	$–		$10,089,000

In the nine months ended June 29, 2012, the Company acquired $425,000 of customer lists in conjunction with acquisitions completed by Diamond Staffing. The Company recorded amortization expense for the three months ended June 29, 2012 and June 30, 2011 of $360,000 and $647,000, respectively, and the nine months ended June 29, 2012 and June 30, 2011 of $1,159,000 and $1,948,000, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the remaining three months of the 2012 Fiscal Year is $369,000 and for the 2013, 2014, 2015, 2016, 2017 and thereafter Fiscal Years is $1,007,000, $716,000, $638,000, $581,000,  $481,000 and $1,624,000, respectively.

The Company performed its latest annual impairment analysis as of September 2011, and will continue to test for impairment annually. No impairment was indicated as of September 30, 2011. The Company also measures impairment, as conditions warrant, throughout the Fiscal Year. In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm (see Note 3). Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, for the nine months ended June 29, 2012.

5. Sale of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when they entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”) and ICG Inc. entered into a similar agreement on October 18, 2011. As of June 29, 2012, the maximum aggregate amount of trade receivables that could be sold by our participating subsidiaries to Wells Fargo and its participating lender in the aggregate was $67,500,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of June 29, 2012 and September 30, 2011, trade receivables of $46,360,000 and $38,701,000 (restated to include $13,339,000 from TS Staffing), respectively, had been sold and remained outstanding with Wells Fargo. Amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) and due to the Company from Wells Fargo totaling $5,451,000 and $4,772,000, restated to include $1,619,000 from TS Staffing, were outstanding as of June 29, 2012 and September 30, 2011, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.

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

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $676,000 and $2,089,000 for the three and nine months ended June 29, 2012, respectively, compared to $661,000 and $1,925,000 for the three and nine months ended June 30, 2011, respectively, restated to include $179,000 and $587,000 for TS Staffing. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo. Wells Fargo interest expense also included $95,000 and $230,000 from Accountabilities for the three and nine months ended June 30, 2011, respectively, $40,000 of which was termination fees.

The agreements Accountabilities and ICG Inc. entered into with Amerisource on June 13, 2011 and October 18, 2011, respectively, have a term of two years and a maximum borrowing amount of $6,000,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. As of June 29, 2012 and September 30, 2011, there were $7,674,000 and $4,663,000 of trade accounts receivable sold in the aggregate that remain outstanding.  The Amerisource Collected Reserve totaled $1,004,000 and $661,000 at June 29, 2012 and September 30, 2011, respectively. The Company incurred interest on these borrowings of $212,000 and $784,000 for the three and nine months ended June 29, 2012 and $34,000 for the three and nine months ended June 30, 2011.

6. Related Parties

Commencing August 2010, TS Employment, Inc. (“TS Employment”) began providing professional employer services to the Company. Professional employer services rendered include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. Due to the timing and payment of invoices received, the aggregate amount payable to TS Employment for such services, was $11,600,000 and $8,955,000 as of June 29, 2012 and September 30, 2011, respectively.

The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by TS Employment for the three months ended June 29, 2012 and June 30, 2011 was $145,887,000 and $85,210,000, respectively, and the total amount charged for the nine months ended June 29, 2012 and June 30, 2011 was $411,898,000 and $197,195,000, respectively. TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $11,442,000 on September 30, 2011. On October 1, 2011, the Company and Tri-State agreed to convert this related party payable to a related party loan payable, the principal amount which would be increased or decreased by subsequent borrowings or repayments, and charge each affiliate interest at the rate of 12% per annum. On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12 million of this loan payable into 25,962,788 shares of the Common Stock, at a value per share of $0.4622. This conversion is reflected in the loan payable—related party balance as of June 29, 2012 (see Note 10).

The balance of the related party loan payable, after giving effect to the conversions noted above, was $3,088,000 as of June 29, 2012, and the Company recognized $86,000 and $780,000 of related party interest expense for the three and nine months ended June 29, 2012, respectively.

7. Long-Term Debt

Long-term debt at June 29, 2012, and September 30, 2011 is summarized as follows:

	June 29, 2012	September 30, 2011

Debt:
ICG Inc. acquisition (i)	$1,650,000	$2,938,000
ICG Inc. revolving credit facility and term loan (ii)	–	1,790,000
CRD acquisition (iii)	578,000	1,034,000
Cameo Acquisition (iv)	278,000	377,000
Other debt	190,000	50,000
Total	2,696,000	6,189,000
Less current maturities	1,377,000	3,850,000
Non-current portion	1,319,000	2,339,000

Related party short-term debt:
CRD acquisition (v)	750,000	750,000
18% unsecured convertible note (vi)	–	100,000
Demand loans (vii)	8,000	8,000
Total	758,000	858,000
Less current maturities	758,000	858,000
Non-current portion	–	–

Total debt	3,454,000	7,047,000
Less current maturities	2,135,000	4,708,000
Total non-current portion	$1,319,000	$2,339,000

(i)
In connection with the ICG Acquisition, consummated on December 14, 2010, the Company was obligated to pay an estimated $3,641,000 which includes an agreement to pay $183,000 to Rosenthal for amounts owed to it by ICG Seller on the ICG Closing Date, amounts were paid in installments from January to July 2011. ICG Inc. also entered into the Rosenthal Commission Agreement. The Company originally estimated the value of these payments to be $3,458,000.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began operating a competing temporary placement firm (see Note 3). The Company also expects that this will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, the Company reduced the estimate of the liabilities related to the Rosenthal Commission Agreement by $713,000 due to the facts described above (see Note 3) in the second fiscal quarter of 2012.  The remaining liability to Rosenthal at June 29, 2012 is $1,503,000 with approximately $329,000 estimated to be payable by June 30, 2013.

Additionally, on the ICG Closing Date ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay 1% of its net sales for the next two years. The Company originally estimated the value of these payments to be $533,000 and reduced this estimate by $53,000 due to the facts described above (see Note 3) in the second fiscal quarter of 2012. The remaining liability to the former owner at June 29, 2012 is $147,000, all of which is payable by June 30, 2013.

Payments aggregating $523,000 were paid against the ICG Acquisition debt during the nine months ended June 29, 2012.

(ii)
On December 14, 2010, ICG Inc. entered into a two year $4,200,000 revolving credit facility. On October 18, 2011, ICG Inc. effectively refinanced this debt by entering into a trade accounts receivable purchase agreement with Amerisource (See Note 5).

(iii)
In connection with CRD’s acquisition of certain assets of GT Systems, Inc. ("GT Systems") on April 5, 2010 for $3,000,000 owed to Rosenthal, the seller of GT Systems, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments. This balance is being paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Common Stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  As of June 29, 2012 the Company believes that its indemnity of $543,000 for amounts paid on behalf of GT Systems (included in other assets) approximated the amounts owed to Rosenthal. However, the Company has established an allowance for this asset for the potential uncollectibility of these indemnifiable costs.

(iv)
In conjunction with the acquisition of Cameo Personnel Systems, Inc. on April 10, 2011, the Company incurred $400,000 of debt to the seller, payable in thirty-nine monthly installments of $11,108 beginning in August 2011.

(v)	In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company. Payment of this amount to Tri-State is due on demand.

(vi)
This $100,000 unsecured note was convertible into 250,000 shares of Common Stock at any time prior to repayment at the option of the holder at a specified price of $0.40 per share. Due to the failure to pay the note at maturity, the interest rate on the note increased to 18% per annum in October 2008. This note and accrued interest was paid in full on May 11, 2012.

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

8. Stock-Based Compensation

In 2009 the Company’s Board of Directors terminated an Equity Incentive Plan (the “Plan”) and as a result, there will be no further stock grants thereunder. However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the Plan. As of June 29, 2012, there were no shares of restricted stock that remained unvested.

Additionally, during the nine months ended June 30, 2011, the Company granted 750,000 shares of Common Stock, and 555,000 restricted stock units in connection with the hiring of two executive officers of the Company and 60,000 shares to two other employees of the Company.

Compensation expense related to these grants is measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. Fair value is determined as a discount from the current market price quote to reflect (i) a lack of liquidity resulting from the restricted status and low trading volume of the Common Stock and (ii) private placement valuations. Compensation expense relating to restricted stock awards was $50,000 and $55,000 for the three months ended June 29, 2012 and June 30, 2011, respectively, and $133,000 and $1,053,000 for the nine months ended June 29, 2012 and June 30, 2011, respectively.  The three and nine months ended June 29, 2012 included the accelerated vesting of 185,000 restricted units and $37,000 of stock compensation expense related to an agreement with a former officer of the Company.  As of June 29, 2012, there was $17,000 of total unrecognized compensation cost. The total fair value of the shares that vested during the three months and nine months ended June 29, 2012 was $171,000 and $184,000, respectively.

9. Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	June 30, 2012	June 30, 2011

Cash paid for interest	$3,029,000	$2,121,000
Non-cash investing and financing activities:
Fair value of shares issued for TS Staffing Acquisition	30,000,000	–
Fair value of shares issued for Diamond Acquisition	–	25,000,000
Conversion of loans payable to related party to unregistered common shares	12,000,000	–
Loan payable to related party – net	11,442,000	–
Advances from related party – net	(11,442,000)	–
Assets acquired for issuance of debt	425,000	7,237,000
Conversion of accrued interest to unregistered common shares	–	40,000
Non-cash operating and financing activities from acquisitions accounted for as pooling-of-interests:
Accounts payable and accrued liabilities	(6,139,000)	(867,000)
Trade accounts receivable including unbilled receivables	5,811,,000	–
Loan payable – related party – net	(3,530,000)	–
Additional paid-in capital	2,122,000	2,222,000
Due from financial institution	1,736,000	–
Advances from related party – net	–	(1,355,000)

10. Stockholders’ Equity

On March 30, 2012 the Company and TS Employment entered into an agreement to convert $12,000,000 of the loan payable into 25,962,788 shares of Common Stock, which used a value per share of $0.4622.  This price was derived as a result of a third party outside valuation.

11. Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables, it is contingently liable to repurchase any receivables that are 90 days old except for certain healthcare related receivables that are required to be repurchased after 120 days. The Company’s Collected Reserve addresses this contingency.

Lease Commitments

As of June 29, 2012, the Company had operating leases, primarily for office premises, expiring at various dates through September 2016. Future minimum rental commitments under operating leases are as follows:

Fiscal Years:
2012 (remaining three months)	$598,000
2013	1,858,000
2014	1,640,000
2015	963,000
2016	143,000
Thereafter	98,000
$5,300,000

Employment Agreements

The Company has employment agreements with certain key members of management. Each of the agreements may be terminated by the Company and the individual upon advance notice for periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without cause as defined in the applicable agreement.

12. Subsequent Events

On July 10, 2012, the Company entered into an agreement with Incorporated Communication Services, Inc. (“ICS”) to provide investor relations services.  In connection with this agreement, the Company agreed to issue 2,000,000 warrants convertible into the Company’s Common Stock at a price of $0.55 at ICS’s discretion during the the 14 month agreement and for an additional 12 months thereafter.

On July 31, 2012 the Company and TS Employment entered into an agreement to convert an additional $2.1 million of the loan payable – related party into 4,543,488 shares of common stock which used a value per share of $0.4622. After this conversion, Tri-State was the beneficial owner of 91.9% of the Company’s Common Stock.

The Company did not identify any further subsequent events that required additional disclosure or adjustments in our financial statements through the date the financial statements were available to be issued, which was August 13, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainities include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K for our 2011 Fiscal Year and our other reports filed with the SEC. Some of the key factors that may have a direct bearing on our expected results of operations, performance and financial condition are:

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

Readers are cautioned not to place undue reliance on these forward-looking statements. Our actual results, levels of activity, performance or achievements and those of our industry may be materially different from any of those that are expressed or implied by these forward-looking statements. Except as required by law, we undertake no obligation to update the forward-looking statements in this filing.

References in this filing to the “Company,” “we,” “us” and “our” refer, to Corporate Resource Services, Inc., in each case including consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Our acquisitions of Tri-Diamond and TS Staffing were required to be accounted for as a pooling-of-interest from a related party. Our condensed consolidated financial statements as of June 29, 2012 have been restated to include these acquisitions as if they occurred on October 1, 2010 for Tri-Diamond and TS Staffing (see Note 1).

Overview

We are a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial, professional, clerical and administrative support and insurance related staffing. We provide our services across a variety of industries and to a diverse range of clients ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States from our New York City headquarters and the operation of 187 staffing and recruiting offices nationwide, 79 of which are onsite offices at our client’s facilities.

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

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and related companies. As of June 29, 2012, we had working capital of $600,000. Current liabilities as of June 29, 2012 included approximately $2,135,000 in the current portion of long-term debt (including $758,000 to related parties) and a loan payable to a related party of $3,088,000, which is due and payable to Tri-State for costs charged by Tri-State for professional employment organization services but arise and are paid in the ordinary course of business. On March 30, 2012 the Company and TS Employment agreed to convert $12 million of loans payable into 25,962,788 shares of Common Stock, at a value per share of $0.4622. Additionally, $11,600,000 of accrued wages and related costs represents invoices from Tri-State in July 2012 but are attributable to June 2012. Our total outstanding debt and loans payable to related party as of June 29, 2012 was $3,846,000, $758,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital,” to effectively accomplish these objectives.

Mergers and Acquisitions

One of our key strategies is to merge or acquire companies that grow or complement our business and the services we offer, expand our geographic presence or further strengthen our existing infrastructure (see Note 3). Management expects acquisitions to continue to play a key role in our future growth. Completing such acquisitions with unrelated third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms that are acceptable to us given our current financial position, as discussed below.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350) (“ASU 2012-02”), which allows entities to first assess factors to determine whether it is necessary to perform a quantitative impairment test.  Under ASU 2012-02, entities would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entities determine, based on qualitative assessment, that it is more likely than not that the indefinite-live intangible asset is impaired.  ASU 2012-02 is effective for us in Fiscal Year 2012 and earlier adoption is permitted. The Company cannot presently determine what effect, if any, the application of the amendments in ASU 2012-02 may have on its financial statements.

Results of Operations

The Company’s subsidiaries completed the following acquisitions in the 2011 Fiscal Year and to date in the 2012 Fiscal Year
●	ICG Inc. completed the ICG Acquisition, through a public foreclosure sale, on the ICG Closing Date;
●	Diamond Staffing completed the Tri-Diamond Acquisition on January 31, 2011; and
●	The Company acquired TS Staffing on November 21, 2011.

As a result, the results of operations of ICG Inc. are included in the results of operations for the 2011 Fiscal Year beginning on the ICG Closing Date. Since Diamond Staffing and TS Staffing were acquired from a related party, they have been accounted for as a pooling-of-interest by a related party and, as a result, the Company’s results of operations have been restated to include the results of operations of  TS Staffing as if the acquisition had been in effect for all reporting periods (the results of operations previously incorporated the Tri-Dimaond Acquisition).

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

Three months ended June 29, 2012 compared to three months ended June 30, 2011

Revenues

For the three months ended June 29, 2012, revenue increased $15.3 million, or 11.0%, to $153.5 million as compared to $138.2 million for the three months ended June 30, 2011, which was restated to include $47.9 million from TS Staffing’s predecessor, TSS Corp. The Company’s strong growth is primarily attributable to organic growth, especially in those companies previously acquired, that is consistent with national staffing industry trends. The increase for the three months ended June 29, 2012 compared to the three months ended June 30, 2011 was primarily driven by the addition of new customers and increased demand from existing customers that is consistent with national staffing industry trends.  In addition, $2.0 million of the increase resulted from acquisitions since the third quarter of the 2011 Fiscal Year. In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm. For the three months ended June 29, 2012, ICG Inc. revenues decreased $2.8 million, or 38.4%, from $7.3 million to $4.5 million.

CRD’s acquisition of a portion of the businesses of the former GT Systems focused on the permanent placement of personnel. The Company recognized approximately $1.9 million and $1.8 million in revenue in the three months ended June 29, 2012 and June 30, 2011, respectively, from permanent placements, primarily from CRD.

Direct cost of producing revenues

Tri-State provides professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services, which include the payroll and related taxes of the Company’s temporary employees.

For the three months ended June 29, 2012, direct cost of services increased $14.7 million, or 11.6%, to $135.4 million, as compared to $120.7 million for the three months ended June 30, 2011, which was restated to include $43.6 million in direct cost of producing revenues from TS Staffing. Prior to being acquired by the Company, TS Staffing’s predecessor, TSS Corp., was an affiliate of Tri-State and self-administered its payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between the cost of producing revenues and selling, general and administrative expenses.

The cost of producing revenues increase for the quarter ended June 29, 2012 was primarily driven by the 11.0% increase in revenues, which was partially offset by a reduction in the administrative fee TS Employment charges the Company. This reduction will yield an annual savings of approximately $1.6 million. As it’s volume of business increases, the Company may be able to realize further reductions to the administrative fee.

As a percentage of revenue, the Company’s cost of producing revenues increased 0.9%, from 87.3% to 88.2%, primarily as a result of competitive pricing pressure and the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins. These increases were partially offset by the reduction in fees from TS Employment. These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For the reasons described above, gross profit for the quarter ended June 29, 2012 increased $565,000, or 3.2%, to $18,081,000, or 11.8% of revenues compared to $17,516,000, or 12.7% of revenues in the same quarter in the 2011 Fiscal Year, which was restated to include $4.3 million of gross profit from TS Staffing.

Selling, general and administrative expenses

For the three months ended June 29, 2012, selling, general and administrative expenses increased $3.5 million, or 23.3%, to $18.6 million, or 12.1% of revenues, as compared to $15.1 million, or 10.9% of revenues, in the three months ended June 30, 2011, which was restated to include $2.9 million of expenses from TS Staffing. The increase was primarily due to increased selling expenses related to the increase in revenues, primarily commissions and new employees added to support the revenue growth as well as higher corporate administration costs, including a severance charge of $390,000 related to an agreement with a former officer of the Company.

During the second and third quarters of the 2012 Fiscal Year, the Company has undertaken initiatives to reduce selling, general and administrative costs.  These initiatives are expected to reduce selling, general and administrative costs as a percentage of revenue in future quarters.

Depreciation and amortization

For the three months ended June 29, 2012, depreciation and amortization decreased $285,000 to $458,000 as compared to $743,000 in the three months ended June 30, 2011, which was restated to include $100,000 from TS Staffing, primarily due to a decrease in the amortization of the intangibles related to the ICG Acquisition.

Income (loss) from operations

The factors described above resulted in a loss from operations of ($979,000) for the three months ended June 30, 2012.  This was a decrease of $2,663,000 from income from operations of $1,684,000, restated to include income of $1,377,000 from TS Staffing, for the three months ended June 30, 2011.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the second quarter of the 2012 Fiscal Year, interest expense increased $205,000 to $972,000 as compared to $767,000 the same period in the 2011 Fiscal Year, which was restated to include $179,000 of interest expense from TS Staffing. The net increase was due to higher average account receivable balances due to increased sales volumes, higher weighted average borrowing rates at Accountabilities with Amerisource, the recognition of interest expense on amounts due to Tri-State and affiliates of $86,000. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable that, in effect, reduce the interest charged on those balances.

Acquisitions related expenses

Acquisition expenses for the three months ended June 30, 2011 were $10,000, which related to an acquisition by Diamond Staffing. These expenses consisted primarily of legal and accounting fees.  There was no acquisition expense in the three months ended June 30, 2012.

Other expense (income)

In the third quarter of Fiscal Year 2012, the Company incurred a charge of $543,000 to establish an allowance for the potential uncollectibility of indemnifiable costs associated with CRD’s acquisition of certain assets of GT Systems. These costs primarily relate to the period prior to CRD's acquisition of GT Systems in April 5, 2010.

Net income (loss)

The factors described above resulted in a net loss of ($2,494,000) for the three months ended June 29, 2012, as compared to net income of $907,000 in the comparable period in the 2011 Fiscal Year, restated to include net income of $1,198,000 at TS Staffing for the quarter ended June 30, 2011.

Nine months ended June 29, 2012 compared to nine months ended June 30, 2011

Revenues

For the nine months ended June 29, 2012, revenue increased $71.5 million, or 18.4%, to $460.1 million as compared to $388.6 million for the nine months ended June 30, 2011, which was restated to include $142.6 million from TS Staffing. The Company’s growth continues to be primarily driven by organic growth that is consistent with national staffing industry trends. The increase for the nine months ended June 29, 2012 compared to the nine months ended June 30, 2011 also includes acquisitions since the second quarter of the 2011 Fiscal Year that have added $9.4 million of revenues, was primarily due to a new light industrial customer from the first quarter of the 2011 Fiscal Year that added $12.3 million in revenues and the remaining increase of $49.8 million or 13.2% of 2011 Fiscal Year revenues, resulting from other new customers and demand from existing customers that is consistent with national staffing industry trends.

CRD’s acquisition of a portion of the businesses of GT Systems focused on permanent placement of personnel. The Company recognized approximately $4.1 million and $4.9 million in revenue in the nine months ended June 29, 2012 and June 30, 2011, respectively, from permanent placements primarily from CRD.

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

For the nine months ended June 29, 2012, direct cost of services increased $69.2 million, or 19.4%, to $406.3 million, as compared to $337.1 million for the nine months ended June 30, 2011, which was restated to include $129.7 million in direct cost of producing revenues from TS Staffing. Prior to being acquired by the Company, TS Staffing’s successor, TSS Corp., was an affiliate of Tri-State and self-administered its payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between producing revenues and selling, general and administrative expenses.

The cost of producing revenues increase for the nine months ended June 29, 2012 was primarily driven by the 18.4% increase in revenues, which was partially offset by three 0.1% decreases in the administrative fee TS Employment charges the Company during the third fiscal quarter of 2012 (total of 0.3%). This reduction will yield an annual savings of approximately $1.6 million. As it’s volume of business increases, the Company may be able to realize further reductions to the administrative fee.

As a percentage of revenue, the Company’s cost of producing revenues increased 1.6%, from 86.7% to 88.3%, primarily as a result of competitive pricing pressures and the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins. These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For the reasons described above, gross profit for the nine months ended June 29, 2012 increased $2.3 million, or 4.4%, to $53.8 million, or 11.7% of revenues, compared to $51.5 million, or 13.3% of revenues in the same period of the 2011 Fiscal Year, which was restated to include $15.1 million of gross profit from TS Staffing.

Selling, general and administrative expenses

For the nine months ended June 29, 2012, selling, general and administrative expenses increased $6.8 million, or 1.8%, to $52.5 million, or 11.4% of revenues, as compared to $45.7 million, or 11.8% of revenues, in the nine months ended June 30, 2011, which was restated to include $9.0 million of expenses from TS Staffing.

The dollar increase was primarily due to increased selling expenses related to the increase in revenues, primarily commissions and new employees added to support the revenue growth as well as higher corporate administration costs, including a severance charge of $390,000 related to an agreement with a former officer of the Company in the third fiscal quarter of 2012. These increases were partially offset by a decrease in stock-based compensation expense of $1.0 million, which was primarily due to the granting of restricted common shares to two senior executives in the second quarter of the 2011 Fiscal Year.

During the second and third quarters of the 2012 Fiscal Year, the Company has undertaken initiatives to reduce selling, general and administrative costs and expects these costs to decline as a percentage of revenues.

Depreciation and amortization

For the nine months ended June 29, 2012, depreciation and amortization decreased $742,000 to $1,468,000 as compared to $2,210,000 in the nine months ended June 30, 2011, which was restated to include $305,000 from TS Staffing, primarily due to a decrease in the amortization of intangibles related to the ICG Acquisition.

Income (loss) from operations

The factors described above resulted in a decrease in income from operations of $3,777,000, from $3,622,000, which was restated to include income of $3,684,000 from TS Staffing for the nine months ended June 30, 2011, to a loss from operations of ($155,000) for the nine months ended June 29, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the first nine months of Fiscal Year 2012, interest expense increased $1,688,000 to $3,823,000 as compared to $2,135,000 the same period in the 2011 Fiscal Year, which was restated to include $587,000 of interest expense from TS Staffing. The net increase was due to higher average account receivable balances due to increased sales volumes, and higher weighted average borrowing rates at Accountabilities with Amerisource, the recognition of interest expense on amounts due to Tri-State and affiliates of $780,000 and the recognition of $140,000 of early termination fees due to ICG Inc.’s change in funding sources in October 2011. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivable which, in effect, reduces the interest charged on those balances.

Acquisitions related expenses

Acquisition expenses for the nine months ended June 29, 2012 decreased by $193,000 to $409,000 from $602,000 for the nine months ended June 30, 2011, restated to include $59,000 from TS Staffing. The expenses in the current year were due to the TS Staffing Acquisition which occurred on November 21, 2011, and the prior year amount was due to the Tri-Diamond Acquisition, which closed in the second fiscal quarter of 2011. These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigning in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the nine months ended June 29, 2012:
●	Gain on remeasurement of long term debt of $766,000;
●	Cash received resulting from a settlement of litigation of $350,000; and,
●	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Other expense (income)

In the third quarter of Fiscal Year 2012, the Company incurred a charge of $543,000 to establish an allowance for the potential uncollectibility of indemnifiable costs associated with CRD’s acquisition of certain assets of GT Systems. These costs primarily relate to the period prior to CRD's acquisition of GT Systems in April 5, 2010. For the nine months ended June 30, 2011, other income was $40,000 attributable to CRD for amounts earned under a service and collections agreement with Rosenthal, whereby the Company provided services to assist Rosenthal in collecting their outstanding receivables.

Net income (loss)

The factors described above resulted in a net loss of ($4,392,000) million for the nine months ended June 29, 2012, as compared to a net income of $925,000 in the comparable period in the 2011 Fiscal Year, which was restated to include net income of $3,038,000 million at TS Staffing for the nine months ended June 30, 2011.

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

As of June 29, 2012, we had $108,000 of cash on hand as compared to no cash on hand as of September 30, 2011.

Net cash used in operating activities during the nine months ended June 29, 2012, was ($3.6 million) as compared to $6.8 million provided by operating activities, restated to include $4.9 million of net cash provided during the same period of the prior year for TS Staffing. This net decrease of ($10.4 million) primarily reflects the change from net income to net loss of $5.3 million, a decrease in accounts payable and accrued salaries of $2.6 million, an outflow increase in net accounts and unbilled receivables of $1.5 million and a decrease in stock compensation expense of $1.0 million.

Net cash used in investing activities during the nine months ended June 29, 2012, decreased $10,000 to ($428,000) from ($438,000) during the nine months ended June 30, 2011.

Net cash provided by financing activities during the nine months ended June 29, 2012 increased by $10.2 million to $4.1 million from cash used in financing activities of ($6.1 million) for the nine months ended June 30, 2011. This increase primarily was due to a net increase in funding provided by Tri-State of $9.7 million and a decrease in payments of long term debt of $1.0 million. These inflows were partially offset by outflows of $562,000 due to the retirement of an asset-based facility.

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

Working Capital

As of June 29, 2012, our working capital was $600,000. The largest component of the current liabilities as of June 29, 2012 is $11,600,000 that is due and payable to Tri-State relating to costs charged by Tri-State for professional employment organization services, which arise and are paid in the ordinary course of business. Other large components of the current liabilities are the current portion of long-term debt of $2,135,000, $758,000 of which represents the current portion of related party long-term debt that is past due or due upon demand. Our total outstanding debt and loans payable to related parties as of June 29, 2012 was $3,846,000. Working capital of $600,000 as of June 29, 2012 represents an increase in working capital of $10,494,000 as compared to a working capital deficit of ($9,894,000) as of September 30, 2011. The improvement is primarily due to the Company and TS Employment agreeing to convert $12.0 million of debt into 25,962,788 of unregistered shares of its Common Stock on March 30, 2012. In order to service our debt, maintain our current level of operations and finance our growth initiatives, we must be able to generate sufficient amounts of cash flow and working capital. In addition to the foregoing, our management has engaged and continues to engage in the following activities to effectively accomplish these objectives:

a)	On July 31, 2012 the Company has agreed to convert an additional $2.1 million of the loan into 4,543,488 additional shares.
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

We believe, based on the above activities and our current expectations, that we have adequate resources to meet our operating needs through June 28, 2013.

Sales of Common Stock

The Company did not issue any shares of Common Stock or its preferred stock in the third quarter of the 2012 Fiscal Year.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP and the rules of the SEC. The following represents a summary of the critical accounting policies, which our management believes are the most important to the portrayal of our financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

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

Contractual Obligations

A summary of the Company’s obligations and commitments as of June 29, 2012 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt	$1,377,000	$1,085,000	$234,000	$–	$2,696,000
Related party long-term debt	758,000	–	–	–	758,000
Loan payable – related party	3,088,000	–	–	–	3,088,000
Due to financial institutions on sales of receivables	54,033,000	–	–	–	54,033,000
Operating leases	1,992,000	2,827,000	457,000	24,000	5,300,000
Employment Agreements	1,406,000	–	–	–	1,406,000
Total	$62,654,000	$3,912,000	$691,000	$24,000	$67,281,000

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of our most recent fiscal year end, we were not aware of any obligations under such indemnification agreements that would require material payments.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2012.

There were no changes in our internal controls over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (7)

3.2	Amended and Restated Bylaws of the Company (35)

10.1	Convertible Note dated August 6, 2007 issued by Accountabilities, Inc. to North Atlantic Resources LTD in principal amount of $250,000 (1)

10.2	Form of Warrant issued to purchase shares of Accountabilities, Inc. common stock (1)

10.3	Employment Agreement dated May 31, 2005, between Humana Trans Services Holding Corp. and Allan Hartley (1)

10.4	Employment Agreement dated January 30, 2007, between Accountabilities, Inc. and Mark S. Levine (1)

10.5	Employment Agreement dated March 5, 2007, between Accountabilities, Inc. and Stephen DelVecchia (1)

10.6	Convertible Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $675,000 (1)

10.7	Demand Note dated March 31, 2006 issued by Accountabilities, Inc. to Washington Capital, LLC in principal amount of $150,000 (1)

10.8	Subordinated Note dated March 31, 2006 issued by Accountabilities, Inc. to Bernard Freedman and Alice Freedman Living Trust in principal amount of $175,000 (1)

10.9	Promissory Note dated March 31, 2006 issued by Accountabilities, Inc. to Stratus Services Group, Inc. in principal amount of $80,000 (1)

10.10	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and William Thomas (1)

10.11	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and Jerry Schumacher (1)

10.12	Consulting Agreement dated March 31, 2006, between Accountabilities, Inc. and Washington Capital, LLC (1)

10.13	Promissory Convertible Note dated April 1, 2006 issued by Accountabilities, Inc. to NGA, Inc. in principal amount of $300,000 (1)

10.14	Subordinated Promissory Note dated March 5, 2007 issued by Accountabilities, Inc. to ReStaff, Inc. in principal amount of $300,000 (1)

10.15	Promissory Note dated March 5, 2007 issued by Accountabilities, Inc. to ReStaff, Inc. in principal amount of $2,900,000 (1)

10.16	Interim Financing Agreement dated February 23, 2007 between Accountabilities, Inc. and TSE-PEO, Inc. (1)

10.17	Stock Purchase Agreement dated November 27, 2006 between Accountabilities, Inc. and Tri-State Employment Services, Inc. (1)

10.18	Agreement dated August 1, 2006 between Accountabilities, Inc. and TSE-PEO, Inc. (1)

10.19	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo Bank, National Association (1)

10.20	Finder’s Fee Agreement dated February 26, 2007 between Accountabilities, Inc. and Pylon Management, Inc. (1)

10.21	Accountabilities, Inc. Equity Incentive Plan (8)

10.22	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Washington Capital, LLC (8)

10.23	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Bernard Freedman (8)

10.24	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and Bernard Freedman (8)

10.25	Temporary Forbearance Agreement dated October 31, 2007, between Accountabilities, Inc. and NGA, Inc. (8)

10.26	Exchange Agreement dated January 22, 2008, between Accountabilities, Inc. and North Atlantic Resources LTD (8)

10.27	Warrant dated January 22, 2008 issued to North Atlantic Resources LTD (8)

10.28	Form of Warrant issued in connection with January 2008 private placement (8)

10.29	Stock Purchase Agreement dated March 5, 2008, between Accountabilities, Inc. and Tri-State Employment Services, Inc. (9)

10.30	Exchange Agreement dated January 31, 2008, between Accountabilities, Inc. and NGA, Inc. (9)

10.31	Convertible Note dated January 31, 2008 issued to NGA, Inc. in the principal amount of $100,000 (9)

10.32	Stock Purchase Agreement dated March 5, 2008, between Accountabilities, Inc. and Keystone Capital Resources, LLC (9)

10.33	Form of Stock Purchase Agreement executed in conjunction with sale of 1,107,500 shares of Accountabilities, Inc. common stock for $0.20 per share (9)

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

10.62	Amended and Restated Consulting Agreement dated December 14, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein (38)

10.63+	Non-Competition Agreement dated as of December 14, 2010, by and among Integrated Consulting Group, Inc. and Eric Goldstein (39)

10.64	Loan and Security Agreement dated as of December 14, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (40)

10.65	Account Purchase Agreement dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc. (26)

10.66	Continuing Guaranty dated January 31, 2011, executed by Diamond Staffing Services, Inc. in favor of Wells Fargo Bank, National Association (27)

10.67	Employment Agreement dated January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro (28)

10.68	Employment Agreement dated February 18, 2011, by and between Corporate Resource Services, Inc. and Scott Schecter (29)

10.69	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association (41)

10.70	Third Amendment to Account Purchase Agreement dated March 29, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (42)

10.71	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association (43)

10.72	First Amendment to Account Purchase Agreement dated March 29, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association (44)

10.73	Conversion Agreement dated March 30, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc. (45)
10.74	Amendment to Executive Employment Agreement dated as of May 21, 2012, by and between Corporate Resource Services, Inc. and Michael J. Golde (46)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 29, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended June 29, 2012 and June 30, 2011, (iii) Condensed Consolidated Statement of Stockholders’ Equity at June 29, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended June 29, 2012 and June 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).(47)

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

Footnote 2	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G of the Registrant filed with the Securities and Exchange Commission on January 22, 2008.

Footnote 3	Incorporated by reference to Exhibit 2.1 to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 4	Incorporated by reference to Exhibit 2.1 to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 5	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 6	Incorporated by reference to Exhibit 2.1 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 7	Incorporated by reference to similarly numbered Exhibit to the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 3, 2012.

Footnote 8	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 5, 2008.

Footnote 9	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on March 27, 2008.

Footnote 10	Incorporated by reference to similarly numbered Exhibit to the Form 10-12G/A of the Registrant filed with the Securities and Exchange Commission on April 15, 2008.

Footnote 11	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 15, 2008.

Footnote 12	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 14, 2008.

Footnote 13	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 17, 2009.

Footnote 14	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on August 19, 2009.

Footnote 15	Incorporated by reference to Exhibit 10.1 of the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 16	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on January 5, 2010.

Footnote 17	Incorporated by reference to similarly numbered Exhibit to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 12, 2010.

Footnote 18	Incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 19	Incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 20	Incorporated by reference to Exhibit 10.6 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on May 18, 2010.

Footnote 21	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 22	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.

Footnote 23	Incorporated by reference to Exhibit 10.3 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 1, 2010.
Footnote 24	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 25	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on September 2, 2010.

Footnote 26	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 1, 2011.

Footnote 27	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 1, 2011.

Footnote 28	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 1, 2011.

Footnote 29	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on February 25, 2011.

Footnote 30
Incorporated by reference to Exhibit 2.2 filed with Amendment No. 2 to the Registration Statement on Form S-4 of Hyperion Energy, Inc. as filed with the Securities and Exchange Commission on November 27, 2007.

Footnote 31	Incorporated by reference to Exhibit 2.2 to the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 32	Incorporated by reference to Exhibit 2.3 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 33	Incorporated by reference to Exhibit 2.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 34	Incorporated by reference to Exhibit 2.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 35	Incorporated by reference to similarly numbered Exhibit to the Form 8-K12G3 of the Registrant filed with the Securities and Exchange Commission on February 24, 2010.

Footnote 36	Incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 37	Incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 38	Incorporated by reference to Exhibit 10.3 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 39	Incorporated by reference to Exhibit 10.4 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 40	Incorporated by reference to Exhibit 10.5 of the Form 10-Q of the Registrant filed with the Securities and Exchange Commission on February 16, 2011.

Footnote 41	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 23, 2012.

Footnote 42	Incorporated by reference to Exhibit 10.2 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 23, 2012.

Footnote 43	Incorporated by reference to Exhibit 10.3 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 23, 2012.

Footnote 44	Incorporated by reference to Exhibit 10.4 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 23, 2012.

Footnote 45	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 26, 2012.

Footnote 46	Incorporated by reference to Exhibit 10.1 of the Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 22, 2012.

Footnote 47
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

CORPORATE RESOURCE SERVICES, INC.

Date: August 13, 2012	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)