Form 10-Q/A
period 2012-06-29
Corporate Resource Services, Inc.
filed 2012-08-14
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PURPOSE OF AMENDMENT

Corporate Resource Services, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the three months ended on June 29, 2012 that it filed with the Securities and Exchange Commission on August 13, 2012 (the "Form 10-Q") solely for the purposes of correcting certain typographical and stylistic errors in our interactive data file. This Form 10-Q/A does not otherwise update, amend or change the Form 10-Q and should be read as though filed as of the original filing date of the Form 10-Q.

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

CORPORATE RESOURCE SERVICES, INC.

Date: August 14, 2012	By: /s/ Jay H. Schecter
Jay H. Schecter
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)