Form 10-QT
period 2012-12-28
Corporate Resource Services, Inc.
filed 2013-02-11
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended December 28, 2012

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 29, 2012 to December 28, 2012

Commission file number:  0-30734

(Exact name of Registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

160 Broadway, 13th Floor
New York, New York 10038
(Address of principal executive offices)

(646) 443-2380
(Registrant’s telephone number, including area code)

Former fiscal year: Friday closest to September 30

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

The number of shares of Common Stock, $.0001 par value, outstanding as of February 8, 2013 was 134,832,000.

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	December 28,	September 28,
	2012	2012
ASSETS		(audited)
Current assets:
Cash	$251	$26
Accounts receivable, net of allowance for doubtful accounts of $3,178 and $3,091, respectively	10,027	5,479
Due from financial institution	7,545	7,958
Unbilled receivables	9,542	16,367
Prepaid expenses and other current assets	449	252
Total current assets	27,814	30,082
Property and equipment, net	1,133	1,033
Other assets	428	341
Intangible assets, net	5,618	5,996
Goodwill	10,393	10,393
Total assets	$45,386	$47,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,066	$5,706
Accrued wages and related obligations - due to related party	9,650	15,168
Current portion of long-term debt	1,385	1,355
Current portion of related party long-term debt	750	750
Loan payable – related party	9,782	7,711
Total current liabilities	26,633	30,690
Long-term debt, net of current portion	1,925	2,256
Deferred rent	144	160
Total liabilities	28,702	33,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 136,766 and 135,733 shares issued and 134,832 and 133,799 outstanding as of December 28, 2012 and September 28, 2012, respectively	14	14
Additional paid-in capital	22,481	22,543
Accumulated deficit	(5,811)	(7,818)
Total stockholders’ equity	16,684	14,739

Total liabilities and stockholders’ equity	$45,386	$47,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(unaudited)	(unaudited)

Revenue	$200,158	$162,517

Direct cost of producing revenues purchased from related parties	175,614	118,302
Direct cost of producing revenues	1,210	24,410

Gross profit	23,334	19,805

Selling, general and administrative expenses purchased from related parties	13,131	9,633
Selling, general and administrative expenses (including stock-based compensation of $452 and $38 for the three months ended December 28, 2012 and December 30, 2011, respectively)	6,200	6,764
Depreciation and amortization	485	505

Income from operations	3,518	2,903

Interest expense	1,171	998
Interest expense – related party	292	356
Acquisition expenses	48	397

Net income	$2,007	$1,152

Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	134,656	102,981
Diluted	134,656	103,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of September 28, 2012 (audited)	135,733	$14	$22,543	$(7,818)	$14,739

Adjustment to acquisition related pooling-of-interests	–	–	(514)	–	(514)
Stock-based compensation	1,033	–	452	–	452

Net income for the three months ended December 28, 2012	–	–	–	2,007	2,007

Balances as of December 28, 2012 (unaudited)	136,766	$14	$22,481	$(5,811)	$16,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended
	December 28,	December 30,
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,007	$1,152
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	485	505
Bad debt expense	75	84
Stock-based compensation	452	38
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	2,202	93
Due from financial institution	413	(1,669)
Prepaid expenses and other current assets	(197)	30
Other assets	(105)	(60)
Accrued wages and related obligations – due related party	(5,518)	581
Accounts payable and accrued liabilities	(640)	(2,416)
Straight line rent	(16)	(38)
Net cash used in operating activities	(842)	(1,700)

Cash flows from investing activities:
Purchases of property and equipment	(189)	(150)
Net cash used in investing activities	(189)	(150)

Cash flows from financing activities:
Principal payments on long-term debt	(301)	(457)
Short term borrowings	–	150
Loan payable – related party – net	1,557	3,975
Advances from related party – net	–	(1,790)
Net cash provided by financing activities	1,256	1,878

Change in cash	225	28

Cash at beginning of period	26	–

Cash at end of period	$251	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of the Company and its Business

Nature of Operations

Corporate Resource Services, Inc. (the “Company”) is a national provider of diversified staffing, recruiting, and consulting services with a focus on delivering our customers temporary staffing solutions for professional services, administrative and light industrial positions. We help our customers build a better workforce by providing trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

The Company provides these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 207 staffing and on-site facilities in 37 states and the District of Columbia.  Our headquarters are in New York City.

The Company

References in these Notes to the Condensed Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its wholly-owned consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●    Accountabilities, Inc. (“Accountabilities”);

●    Corporate Resources Development, Inc. (“CRD”);

●    Insurance Overload Services, Inc. (“Insurance Overload”);

●    Integrated Consulting Group, Inc. (“ICG Inc.”);

●    Diamond Staffing Services, Inc. (“Diamond Staffing”); and,

●    TS Staffing Services, Inc. (“TS Staffing”) (see Note 3)

2.            Summary of Significant Accounting Policies

The accompanying condensed consolidated financial information of the Company as of and for the three month periods ended December 28, 2012 and December 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they are unaudited and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 28, 2012, which are included in the Company’s Annual Report on Form 10-K as filed with the SEC on December 21, 2012. Certain reclassifications have been made to the accompanying condensed consolidated financial statements of prior periods to conform to the current period’s presentation.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 14, 2013, the Board of Directors of the Company determined to change the Company’s fiscal year from the Friday closest to September 30th to the Friday closest to December 31st.  The change was intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.  The Company’s fiscal quarters are the interim 13 week periods of the fiscal year, with the first quarter of a 53-week fiscal year extended to 14 weeks.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 0.5% of revenues for both the three months ended December 28, 2012 and December 30, 2011, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

Cash

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of the Company’s clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. The Company sells its accounts receivable under a sale agreement, as described in Note 5 to these condensed consolidated financial statements.

Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are subject to amortization, and are tested for impairment when events and circumstances indicate that an asset or asset group might be impaired.  See Note 4.

Related Party Liabilities

The Company classifies liabilities to related parties on its balance sheet as the following:

●    Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.

●    Loan payable – related party represents amounts due for items that have been invoiced from TS Employment Services, Inc. (“TS Employment”) and other affiliates of Robert Cassera (“collectively “Tri-State”), a member of our Board of Director who beneficially owns 91.3%% of the Company’s common stock as of December 28, 2012 .   Tri-State charges the Company interest on a monthly basis at 12% per annum of the outstanding loan balance.

●    Related party long-term debt represents amounts due for long-term borrowings from a related party.

Per Share Information

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, warrants, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings.  Although options to purchase 143,000 shares of the Company’s common stock had vested during the three months ended December 28, 2012 (see Note 8), the exercise price of these options to purchase the Company’s common stock exceeded the average price of the stock during the period.  Accordingly, these options were not dilutive to earnings per share for the three months ended December 28, 2012.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended
	December 28,	December 30,
	2012	2011
Numerator:
Net income	$2,007,000	$1,152,000

Denominator:
Weighted average shares of common stock outstanding	134,656,000	102,981,000
Dilutive effect of stock options	–	256,000
Weighted average shares of common stock outstanding, assuming dilution	134,656,000	103,237,000

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

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

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.

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

3.         TS Staffing Acquisition

On November 21, 2011, the Company entered into an agreement with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the Board of Directors of the Company. Pursuant to the terms of the agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for 34,839,159 shares of the Company’s common stock, valued at $0.8611 per share, equal to $30 million, the agreed upon value of TS Staffing’s business operations (the “TS Staffing Acquisition”). The Company issued an additional 38,001,402 shares of its common stock in exchange for an equal number of its  common stock that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As described above, Mr. Cassera was the sole owner of TS Staffing, and its predecessor TS Staffing Corp. (“TSS Corp.”) and Tri-State and was the beneficial owner of approximately 91.3% of the Company’s outstanding shares of common stock on December 28, 2012. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had been in effect for all reporting periods.    The Company incurred acquisition related costs of $397,000 related to the acquisition of TS Staffing during the three months ended December 30, 2011.

4.            Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of December 28, 2012 and September 28, 2012:

	As of December 28, 2012
			Accumulated
	Gross	Impairment	Amortization	Net
Customer lists and relationships (3 to 10 years)	$14,471,000	$(137,000)	$(9,388,000)	$4,946,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	2,019,000	(44,000)	(1,572,000)	403,000
Trade name (20 years)	364,000	–	(96,000)	268,000
Lease agreements (3 years)	250,000	–	(249,000)	1,000

Total	$17,242,000	$(181,000)	$(11,443,000)	$5,618,000

Goodwill (indefinite life)	$10,791,000	$(398,000)		$10,393,000

	As of September 28, 2012
			Accumulated
	Gross	Impairment	Amortization	Net
Customer lists and relationships (3 to 10 years)	$14,471,000	$(137,000)	$(9,125,000)	$5,209,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	2,019,000	(44,000)	(1,479,000)	496,000
Trade name (20 years)	364,000	–	(78,000)	286,000
Lease agreements (3 years)	250,000	–	(245,000)	5,000

Total	$17,242,000	$(181,000)	$(11,065,000)	$5,996,000

Goodwill (indefinite life)	$10,791,000	$(398,000)		$10,393,000

The Company recorded amortization expense of $378,000 and $419,000 for the three months ended December 28, 2012 and December 30, 2011, respectively. The Company’s estimated intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending on the Friday closest to December 31,   in 2013, 2014, 2015, 2016, 2017 and thereafter is $949,000, $859,000, $785,000, $676,000, $531,000 and $1,818,000, respectively.

The Company performed its latest annual impairment analysis as of September 28, 2012, and will continue to test for impairment annually. While no impairment was indicated as of September 28, 2012, in January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, in the fiscal year ending September 28, 2012.  The Company also measures impairment, as conditions warrant, throughout the fiscal year.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.            Sales of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when it entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”) and ICG Inc. entered into a similar agreement on October 18, 2011 with Amerisource. As of December 28, 2012, the maximum aggregate amount of trade receivables that could be sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank, in the aggregate was $67,500,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of December 28, 2012 and September 28, 2012, trade receivables of $64,660,000 and $60,093,000, respectively, had been sold and remained outstanding with Wells Fargo. Amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) and due to the Company from Wells Fargo totaling $6,042,000 and $6,192,000, were outstanding as of December 28, 2012 and September 28, 2012, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.

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

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $832,000 and $719,000 for the three ended December 28, 2012 and December 30, 2011, respectively. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo.

The Accountabilities and ICG Inc. agreements with Amerisource have a term of two years and a maximum borrowing amount of $7,500,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with minimum rates of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. As of December 28, 2012 and September 28, 2012, there were $10,488,000 and $8,519,000 of trade accounts receivable sold in the aggregate that remain outstanding.  The Amerisource Collected Reserve totaled $1,503,000 and $1,766,000 at December 28, 2012 and September 28, 2012, respectively. The Company incurred interest on these borrowings of $339,000 and $270,000 for the three months ended December 28, 2012 and December 30, 2011, respectively.

6.         Related Parties

Commencing August 2010, TS Employment began providing professional employer services to the Company. Professional employer services rendered include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. Due to the timing and payment of invoices received, the aggregate amount payable to TS Employment for such services was $9,650,000 and $15,168,000 as of December 28, 2012 and September 28, 2012, respectively.

The Company is charged an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by TS Employment for the three months ended December 28, 2012 and December 30, 2011 was $188,745,000 and $127,935,000, respectively. TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. Beginning on October 1, 2011,  the Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $9,782,000 and $7,711,000 on December 28, 2012 and September 28, 2012, respectively. The Company is borrowing these amounts from Tri-State as related party loans payable.   The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12,000,000 of this loan payable into 25,962,788 shares of common stock, at a value per share of $0.4622. Additionally, on July 31, 2012, the Company and TS Employment agreed to convert an additional $2,100,000 of this loan into 4,543,488 shares of the common stock, at a value per share of $0.4622.  These conversions are reflected in the loan payable—related party balance, after giving effect to the conversions noted above as of December 28, 2012 and September 28, 2012.  The Company recognized $292,000 and $356,000 of related party interest expense for the three months ended December 28, 2012 and December 30, 2011, respectively.

7.            Debt

Debt as of December 28, 2012 and September 28, 2012 is summarized as follows:

	December 28,	September 28,
	2012	2012
Long-term debt:
ICG Inc. acquisition (i)	$1,415,000	$1,538,000
Debt from Diamond Staffing purchases (ii)	1,285,000	1,463,000
CRD acquisition (iii)	552,000	552,000
Other debt	58,000	58,000
Total	3,310,000	3,611,000
Less current maturities	1,385,000	1,355,000
Non-current portion	1,925,000	2,256,000

Related party long-term debt:
Loan payable – related party (iv)	9,782,000	7,711,000
CRD acquisition (v)	750,000	750,000
Total	10,532,000	8,461,000
Less current maturities	10,532,000	8,461,000
Non-current portion	–	–

Total long-term debt	13,842,000	12,072,000
Less current maturities	11,917,000	9,816,000
Total non-current portion	$1,925,000	$2,256,000

(i)

In connection with the acquisition of ICG Inc., consummated on December 14, 2010 (“ICG Closing Date”), the Company was obligated to pay an estimated $3,641,000 which included an agreement to pay $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”) for amounts owed to it by Integrated Consulting Group of NY LLC (“ICG Seller”).  Such amounts were paid in installments from January to July 2011. ICG Inc. also entered into a commission agreement with Rosenthal (the “Rosenthal Commission Agreement”) to replace a similar agreement that Rosenthal had with ICG Seller and its members, pursuant to which ICG Inc. is obligated to pay to Rosenthal 3% of cash receipts on its net sales for two years, and 2% of its net sales for the three year period thereafter.  The Company originally estimated the value of these payments to be $3,458,000.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began operating a competing temporary placement firm that the Company expects will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, the Company reduced the estimate of the liabilities related to the Rosenthal Commission Agreement by $713,000 due to the facts described above in the first fiscal quarter of 2012.  In August 2012 the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay 1.5% of cash receipts on its net sales through September 7, 2013 and 1.0% of net sales through September 8, 2019.  The remaining liability to Rosenthal as of December 28, 2012 is $1,336,000 with approximately $398,000 estimated to be payable by December 28, 2013.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on the ICG Closing Date ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. was obligated to pay 1% of its net sales for two years. The Company originally estimated the value of these payments to be $533,000 and reduced this estimate by $53,000 due to the facts described above in the first fiscal quarter of 2012. In August 2012, the Company also renegotiated these payment terms and agreed to pay 0.5% of net sales through August 25, 2013.  The remaining liability to the former owner at September 28, 2012 is $79,000, all of which is payable by December 28, 2013.

Payments aggregating $123,000 were paid against debt incurred in conjunction with the acquisition of ICG Inc. during the three months ended December 28, 2012 (see Note (v) below).

(ii)

Diamond Staffing has made a number of purchases of businesses and customer lists that have included payment streams accounted for as long term debt.   In 2011, the Company incurred $400,000 of debt in connection with such a purchase that is payable in 39 monthly installments of $11,108 beginning in August 2011.  Aggregate payments of $38,000 were made against this debt in the three months ended December 28, 2012.

Additionally in fiscal year 2012, the Company made three acquisitions that required  $1,585,000 in future payments based on net sales, which has been accounted for as long term debt.   The Company also paid $450,000 for customer lists and incurred $100,000 of long term debt.  The Company made $140,000 in payments against these debts in the three months ended December 28, 2012.

(iii)

In connection with CRD’s acquisition of certain assets of GT Systems, Inc. (“GT Systems”) for $3 million consummated on April 5, 2010, the Company paid $750,000 at closing with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3 million has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Common Stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  The Company believes that the acquisition agreement with GT Systems provides for the indemnification of certain pre-acquisition costs of GT Systems paid by the Company post-acquisition.  The Company has recorded  these payments, which approximate the remaining amount owed to Rosenthal in other assets.  However, the Company has established an allowance for this asset due to the potential uncollectibility of these costs.

(iv)	Advances and other amounts owed to Tri-State and affiliates (See Note 6) on which each subsidiary pays interest of 12% per annum on its monthly payable balance.

(v)	In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company. Payment of this amount to Tri-State is due on demand.

8.            Stock-Based Compensation

Compensation expense is measured using the grant-date fair value of the shares or options granted and is recognized on a straight-line basis over the instruments required vesting period. For shares vesting immediately, compensation expense is recognized on the date of grant. Fair value is determined by a valuation report of an independent appraiser or at a discount from the current market price quote to reflect lack of liquidity resulting from the restricted status and low trading volume.

During the three months ended December 28, 2012, 1,000,000 restricted shares of the Company’s common stock were issued under the terms of a business advisory agreement (the “Advisory Agreement”), 50,000 shares were granted to an employee as part of an employment agreement and 17,000 shares were forfeited.  In addition, the Company granted options to purchase up to 1,000,000 shares of the Company’s common stock under the terms of the Advisory Agreement, of which options to purchase 143,000 shares of common stock have vested as of December 28, 2012 (See Note 2).

As a result of these grants, the Company recorded  $452,000 of stock compensation costs for the three months ended December 28, 2012 compared to $ 38,000 for the three months ended December 30, 2011.  As of December 28, 2012, there were unvested options to purchase 857,000 shares of the Company’s common stock related to the Advisory Agreement which the Company will record a related expense of $9,000 over the two remaining years of the vesting period.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.            Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	December 28,	December 30,
	2012	2011
Cash paid for interest	$1,138,000	$998,000
Non-cash investing and financing activities (in dollars):
Fair value of shares issued for TS Staffing	–	30,000,000
Loan payable to related party – net	–	11,442,000
Advances from related party – net	–	(11,442,000)
Amortization of deferred financing fees	18,000	10,000
Non-cash operating and financing activities from acquisitions accounted for as pooling-of-interests:
Accounts payable and accrued liabilities	–	(6,139,000)
Trade accounts receivable including unbilled receivables	–	5,811,000
Additional paid-in capital	(514,000)	(1,988,000)
Loan payable – related party – net	514,000	580,000
Due from financial institution	–	1,736,000

10.            Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables it is contingently liable to repurchase,  at the sole discretion of the factor, any receivables that are 90 days past due,  with the exception of accounts related to the healthcare industry, because they are slow payers due to reimbursement cycles. Accordingly, the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Lease Commitments

At December 28, 2012, the Company had operating leases, primarily for office premises, expiring at various dates through February 2017. Future minimum rental commitments under operating leases are as follows:

Fiscal Years Ending on the Friday closest to December 31st:
2013	$2,141,000
2014	1,805,000
2015	714,000
2016	127,000
2017	13,000
Total	$4,800,000

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.            Subsequent Events

On January 22, 2013, the Company announced its entry into the retail energy services industry with the formation of Abest Power & Gas, LLC (“Abest”), a joint venture between it and retail energy veteran Frank Rosa. Abest will operate as an energy services company to supply electricity and gas to residential and commercial customers in states where deregulation has offered consumers the ability to choose their energy provider.

On January 31, 2013 the Company announced the completion of negotiations to purchase the Summit Software division of Tri-Tel Communications, Inc. (“Summit”) from persons and affiliates of Tri-State. The acquisition is expected to close once the customary approval requirements and closing conditions have been met.

The Company did not identify any further subsequent events that required additional disclosure or adjustments in our financial statements through the date the financial statements were available to be issued.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainities include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K the fiscal year ended September 28, 2012 and our other reports filed with the SEC. Some of the key factors that may have a direct bearing on our expected results of operations, performance and financial condition are:

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

On January 14, 2013, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Friday closest to September 30 to the Friday closest to December 31.  The change is intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.  We are reporting results for the three month transitional period September 29, 2012 to December 28, 2012 in this Transition Report on Form 10-QT.

Overview

We are a national provider of diversified staffing, recruiting, and consulting services with a focus on delivering our customers temporary staffing solutions for professional services, administrative and light industrial positions. We help our customers build a better workforce by providing trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

Our ability to deliver broad-based solutions provide our customers a “one stop shop” to fulfill their staffing needs from professional services and consulting to clerical and light industrial positions.  Depending on the size and complexity of an assignment, we can create an on-site facility for recruiting, training and administration at the customers’ location.   Our recruiters have the latest state of the art recruiting resources available to help our customers secure the best candidates available in today's ever changing marketplace. Our national network of recruiters has staffing experts that get excellent results by focusing within their areas of expertise.

We offer our services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

●    Accountabilities provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;

●    CRD provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States.;

●    Insurance Overload provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;

●    ICG Inc. provides light industrial staffing solutions to our customers in the Northeastern United States;

●    Diamond Staffing provides administrative, light industrial and professional staffing solutions throughout the United States most heavily concentrated in New Jersey, California and New England; and

●    TS Staffing provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.  We provide these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 207 staffing and on-site facilities in 37 states and the District of Columbia.  Our headquarters are in New York City.

Our future profitability and rate of growth will be directly affected by our ability to continue to expand the services we offer at acceptable gross margins, and to achieve economies of scale, through the continued introduction of differentiated marketing and sales channels, and through the successful completion and integration of acquisitions. Our ability to be profitable will also be affected by the extent to which we are able to extinguish debt and incur additional expenses to increase our sales, marketing and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects that our operating expenses will continue to grow in absolute dollars as our business continues to grow. As a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

The Company’s operations are subject to seasonal variations based on the nature of the industry. The Company’s revenues tend to be strongest in its fourth calendar quarter primarily due to growth in business supporting the holiday season. Revenues tend to be weakest in the first calendar quarter following the fourth calendar quarter’s peak and have traditionally grown throughout the year thereafter. Our gross profit percentage follows a similar trend due to payroll taxes that reach statutory limits at some point in the year and restart annually on January 1st. As the payroll taxes related to temporary employees reach the statutory threshold, some of these taxes are reduced and the hourly cost of producing revenues decreases, causing an increase in related gross margin percentage.

Mergers and Acquisitions

One of our key strategies is to merge with or acquire companies that increase or complement our business and the services we offer, expand our geographic presence or further strengthen our existing infrastructure (see Note 3). Management expects acquisitions to continue to play a key role in our future growth, including growth into higher margin service businesses such as the acquisition of Summit and the Abest joint venture announced in January 2013. Completing acquisitions with unrelated third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms that are acceptable to us given our current financial position, as discussed below.

Recent Accounting Pronouncements

None

Results of Operations

Three months ended December 28, 2012 compared to three months ended December 30, 2011

Revenues

For the three months ended December 28, 2012, our revenues  increased by $37.6 million or 23.2% to $200.2 million as compared to $162.5 million for the three months ended December 30, 2011.  Part of the increase is attributable to acquisitions that we made during 2012 that added $12.9 million in revenues with the remainder from new clients and demand from our existing customers of $24.7 million that is consistent with national staffing industry trends.  We expect that our sales force will continue to grow revenues from existing and new customers consistent with these trends for the foreseeable future and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

TS Employment provides professional employer services to the Company. Professional employer services rendered include the provision of payroll services, benefits and workers’ compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The costs of the professional employer services are included in direct cost of services.

For the three months December 28, 2012, our direct cost of services increased by $34.1 million or 23.9% to $176.8 million, as compared to $142.7 million for the three months ended December 30, 2011.   Prior to its acquisition, and during the period of pooling-of interest during the three months ended December 30, 2011, TS Staffing’s predecessor, TSS Corp., was an affiliate of Tri-State and self-administered its payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between the cost of producing revenues and selling, general and administrative expenses.

The increase in our cost of producing revenues in the three months ended December 28, 2012 was primarily driven by the 23.2% increase in revenues. As a percentage of revenue, our cost of producing revenues increased 0.5%, from 87.8% to 88.3%, primarily as a result of competitive pricing pressure and the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins. These increases were partially offset by a reduction in the administrative fee TS Employment charges us. We expect this reduction to yield a $1 million to $2 million in savings 2013. As our volume of business increases, we may be able to realize further reductions to the administrative fee.  These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For the three months ended December 28, 2012, our gross profit increased by $3.5 million or 17.8% to $23.3 million as compared to $19.8 million for the three months ended December 30, 2011.  As a percentage of revenue, gross profit decreased 0.5% from 12.2% in the 2011 period to 11.7% in the 2012 period.  We have completed and continue to implement initiatives intended to increase our gross profit, including the expansion of value added services and pricing reviews of all customers, but expect competitive pricing pressure to continue to affect our business for the foreseeable future.

Selling, general and administrative expenses

For the three months ended December 28, 2012, selling, general and administrative expenses increased by $2.9 million or 17.9% to $19.3 million, or 9.7% of revenues, as compared to $16.4 million, or 10.1% of revenues for the three months ended December 30, 2011.  The increase was primarily due to increased selling and support expenses related to our increase in revenues, primarily commissions and new employees added to support the revenue growth as well as higher corporate administration costs.

Due to revenue growth, we have been able to better leverage our fixed costs as a percentage of revenues as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the completion of integrating our acquired operations as well as the continued decrease of fixed costs as a percentage of revenues through growth will result in continued reduced selling, general and administrative costs as a percentage of revenues in 2013 and beyond.

Depreciation and amortization

For the three months ended December 28, 2012, depreciation and amortization expenses decreased by $20,000 to $485,000 as compared to $505,000 in the three months ended December 30, 2011.  The variability in the timing of acquisitions will continue to cause fluctuation in the amortization of acquisition-related long-lived assets.

Income from operations

The factors described above resulted in an increase in income from operations of $0.6 million from $2.9 million for the three months ended December 30, 2011 to $3.5 million for the three months ended December 28, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. For the three months ended December 28, 2012, interest expense increased $0.2 million to $1.2 million as compared to $1.0 million for the three months ended December 30, 2011. The remaining increase was due to a higher volume of accounts receivable financing during the 2012 period compared with 2011. In addition, we recorded $292,000 and $356,000 for the three months ended December 28, 2012 and December 30, 2011, respectively, of interest on related party balances.

Acquisitions expenses

We incurred acquisition expenses of $48,000 and $397,000 for the three months ended December 28, 2012 and December 30, 2011, respectively. Expenses in the 2011 period were mainly related to the TS Staffing Acquisition, while the current period expenses were related to smaller acquisitions. These expenses consisted primarily of legal and accounting fees.

Net income

The factors described above resulted in net income of $2.0 million for the three months ended December 28, 2012 as compared to net income of $1.2 million for the three months ended December 30, 2011.

Liquidity and Capital Resources

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and related companies. As of December 28, 2012, we had working capital of $1,181,000. Current liabilities as of December 28, 2012 included approximately $2,135,000 in the current portion of long-term debt (including $750,000 to related parties) and a loan payable to a related party of $9,782,000, which is due and payable to Tri-State for costs charged by Tri-State for professional employment organization services but arise and are paid in the ordinary course of business. On March 30, 2012 and July 31, 2012, the Company and TS Employment agreed to convert $12 million and $2.1 million of loans payable into 25,962,788 shares and 4,543,488 shares of common stock, respectively, at a value per share of $0.4622. Additionally, $9,650,000 of accrued wages and related costs represents invoices from Tri-State in January 2013 but are attributable to December 2012. Our total outstanding debt and loans payable to related party as of December 28, 2012 was $10,532,000, $750,000 of which is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital,” to effectively accomplish these objectives.

Cash Flows

We have relied on the sale of our trade receivables prior to collection, funding from related parties and, periodically, proceeds from short term borrowings and issuance of our common stock to satisfy our working capital requirements and to fund acquisitions.  Management believes that the funding from related parties has advantages to the Company, including a quick response to funding requirements and a lack of restrictive covenants. Management anticipates that the Company will continue to rely on related parties for its short-term financing needs, as well as other sources of funding.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs, or to take advantage of business opportunities, including growth of our existing business and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to seek additional reductions in operating expenditures and/or increases in operating efficiencies.

For the three months ended December 28, 2012 and December 30, 2011, net cash provided by financing activities of $1.3 million and $1.9 million, respectively, were partially offset by net cash used by operating activities of $0.8 million and $1.7 million, respectively, and cash used for investing activities of $189,000 and $150,000 for the three months ended December 28, 2012 and December 30, 2011, respectively.

Our increase in net income of $855,000 for the three months ended December 28, 2012 compared to the comparable 2011 period had the effect of improving cash used in operating activities by  $858,000.  Cash provided from financing activities decreased $622,000 primarily as a result of a net decrease in loan payable borrowings from a related party of $2,418,000 partially offset by a decrease in repayments of a loan facility of $1,790,000 in comparing the 2012 to the 2011 three month periods.

We believe that improving cash flows from operating activities through improved profitability and working capital management including improved efficiencies in the sale of our trade receivables will enable us to finance our growth through acquisitions or other initiatives while being less reliant on loans from related parties.

Working Capital

Our current assets exceeded our current liabilities by $1.2 million as of December 28, 2012 and current liabilities exceeded current assets by $0.6 million as of September 28, 2012.  The $1.8 million improvement in our working capital was primarily due to our net income of $2.0 million during the fiscal quarter.  We also continue to engage in activities to further improve our working capital, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. To accomplish these objectives our management is focusing on increased profitability, raising new outside capital and consummating debt to equity conversions.

Based on the above activities and our current expectations, we believe that we have adequate resources to meet our operating needs through December 28, 2013.  Our subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in a trade accounts receivable purchase agreement with Wells Fargo. Accountabilities participated in this Wells Fargo agreement until June 13, 2011, when it entered in a similar trade accounts receivable purchase agreement with Amerisource. ICG Inc. entered into a similar agreement with Amerisource in October 2011. Under the Wells Fargo agreement, the maximum amount of trade receivables that can be sold by our participating subsidiaries and affiliates to Wells Fargo and its participating lender, Sterling National Bank, in the aggregate is $67.5 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of December 28, 2012 and September 28, 2012, trade receivables of $64.7 million and $60.1 million had been sold and remained outstanding, and amounts due from Wells Fargo for Collected Reserves totaled $6.0 million and $6.2 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts that are over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the Wells Fargo trade accounts receivable purchase agreement is included in interest expense in the accompanying statements of operations and amounted to $832,000 for the three months ended December 28, 2012 compared to $719,000 for the three months ended December 30, 2011.  Tri-State and Robert Cassera, who together with affiliated persons own approximately 91.3% of our outstanding shares of common stock, have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement between Accountabilities and ICG Inc. and Amerisource each have a term of two years and maximum borrowing amounts of $7.5 million and $4.5 million, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with minimum rates of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings. As of December 28, 2012 and September 28, 2012, there were $10.5 million and $8.5 million of trade accounts receivable sold that remained outstanding, respectively.  In addition, there were $1.5 million and $1.8 million due from Amerisource as December 28, 2012 and September 28, 2012, respectively. The Company incurred interest charges on these borrowings of $339,000 and $270,000 for the three months ended December 28, 2012 and December 30, 2011, respectively.

Sales of Common Stock

During the three months ended December 28, 2012, 1,000,000 restricted shares of the Company’s common stock were issued under the terms of an advisory agreement, 50,000 restricted shares were granted to an employee as part of an employment agreement previously entered into and 17,000 restricted shares were forfeited.  In addition, the Company granted options to purchase up to 1,000,000 shares  of our common stock under the terms of the advisory agreement, of which 143,000 options have vested as of December 28, 2012.

Critical Accounting Policies

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

Intangible Assets. Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We perform an annual impairment analysis to test for impairment. No impairment was indicated by our latest impairment analysis. Intangible assets with finite lives are subject to amortization over the period they are expected to benefit and impairment reviews are performed when there is an indication that the asset might be impaired.  See Note 4 to the Consolidated Financial Statements.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Transitional Report on Form 10-QT.

Evaluation of Disclosure Controls and Procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting during the three months ended December 28, 2012 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012. Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business as of the date of this Transitional Report on Form 10-QT.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K for the fiscal year ended September 28, 2012 as filed with the SEC.

6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

Date: February 11, 2013	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)