Form 10-QT/A
period 2012-12-28
Corporate Resource Services, Inc.
filed 2013-03-20
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Transition Report on Form 10-QT (the “Form 10-QT”) of Corporate Resource Services, Inc. (the “Company”) for the three month period ended December 28, 2012, filed with the Securities and Exchange Commission on February 11, 2013, is to file a definitive copy of an agreement with Spruce Goose, Inc. as file Exhibit 10.1 to the form 10-QT.  The Company announced the agreement in its Current Report on Form 8-K filed on October 11, 2012.

No other changes have been made to the Form 10-QT.  This Amendment No. 1 to the Form 10-QT speaks as of the original filing date of the Form 10-QT, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-QT.

6. Exhibits

10.1*	Agreement with Spruce Goose, Inc. dated October 8, 2012.

*            Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

Date: March 20, 2013	By: /s/ John P. Messina, Sr.
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)