Form 10-K/A
period 2012-09-28
Corporate Resource Services, Inc.
filed 2013-05-07
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on December 19, 2012, was $5,397,000 based upon 11,676,527 shares held by non-affiliates.    The number of shares of common stock, $0.0001 par value, outstanding as of December 21, 2012 was 134,798,659.

EXPLANATORY NOTE

Corporation Resource Services, Inc., a Delaware company,  (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on December 21, 2012 to incorporate the Company’s revisions and responses to comment letters from the staff of the SEC dated February 20 and April 9, 2013.  Except for the amended disclosures made in response to the comment letters from the staff of the SEC, the information in this Form 10-K/A has not been updated to reflect events that occurred after December 21, 2012, the filing date of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K.  The following sections have been amended, without limitation:

•	Item 1.	Business
•	Item 1A.	Risk Factors
•	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
•	Item 8.	Financial Statements and Supplementary Data
•	Item 13.	Certain Relationships and Related Party Transactions and Director Indepemdence
•		Signatures
•		Corrected typographical and stylistic errors throughout the document

Except as set forth above, all other information in the Company’s original Form 10-K remains unchanged.  The Company has re-filed the entire Form 10-K in order to provide more convenient access to the amended information in context.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 and new Exhibits 10.9, 10.31, 10.32 and 10.33.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, excluding those statements that relate purely to historical information, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Forward-looking statements include, without limitation, statements relating to plans, objectives, goals, strategies and future events or performance, as well as the assumptions upon which such statements are based. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, “project”, “strategy”, “future”, “opportunity”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result” and similar expressions or phrases are generally intended to identify forward-looking statements. Such statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

The risks discussed in this Annual Report are not intended to represent a complete list of all risks and uncertainties inherent to our business, and we undertake no obligation to update or publicly revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References to the “Company”, “we”, “us” and “our” in this Annual Report refer to Corporate Resource Services, Inc., including its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Beginning on October 1, 2011, our operations are on a “52/53-week” fiscal year ending on the Friday closest to September 30  (the “Fiscal Year”).  The differences in our Fiscal Year and between our Fiscal Year and our year end close dates from previous periods are not significant.

PART I

ITEM 1.BUSINESS

Overview

Corporate Resource Services, Inc. is a national provider of diversified staffing, recruiting, and consulting services with a focus on delivering our customers temporary staffing solutions for professional services, administrative and light industrial positions. We help our customers build a better workforce by providing trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

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

We offer our services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

●    Accountabilities, Inc. (“Accountabilities”) provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;

●    Corporate Resource Development, Inc. (“CRD”) provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States;

●    Insurance Overload Services, Inc. (“Insurance Overload”) provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;

●    Integrated Consulting Group, Inc. (“ICG Inc.”) provides light industrial staffing solutions to our customers in the Northeastern United States;

●    Diamond Staffing Services Inc. (“Diamond Staffing”) provides administrative, light industrial and professional staffing solutions  throughout the United States most heavily concentrated in New Jersey, California and New England; and

●    TS Staffing Services, Inc. (“TS Staffing”) provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies, which acquisitions are described in more detail under the “Company History” section of this Item 1.

We provide these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 205 staffing and on-site facilities in 37 states and the District of Columbia.  Our headquarters are in New York City.

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

We have a diverse industrial and geographic base of approximately 6,000 customers.  We are not dependent on any single customer, or limited segment of customers. Our largest single customer accounted for less than 10% of our total revenue in 2012.

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms like us are governed by laws regulating the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects. However, any material change in federal, state or local regulation of staffing services could have an adverse effect on us.

Environmental Concerns

Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Marketing and Sales

We use five principal channels for marketing our services, promoting our brand and recruiting employee candidates: (1) client-paid and Company-paid advertising for vacant positions; (2) public relations to promote our services; (3) our website and the internet generally; (4) job fairs; and (5) directed selling efforts. Each of our regional staffing and recruiting offices maintains sales and recruiting personnel responsible for effectuating our marketing strategy to clients and candidates. In total, we have approximately 200  sales and recruiting personnel nationwide.

Competition

Our staffing, recruiting and consulting services face competition in attracting clients as well as skilled specialized employment candidates. In providing staffing services, we operate in a competitive, fragmented market and compete for clients and candidates with a variety of organizations that offer similar services. Our principal competitors include:

●    traditional and Internet-based staffing firms and their specialized divisions;

●    the in-house resources of our clients; and

●    independent contractors.

We compete for clients on the basis of the quality of employment personnel, the timely availability of personnel with requisite skills, the scope and price of services, the geographic reach of services and the ability to coordinate blended services.  While some of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do, we believe we compete favorably with these competitors by delivering superior services.

The general temporary staffing industry is highly competitive with few barriers to entry. We believe that the majority of companies offering these services are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger full-service and specialized competitors in local, regional and national markets. Competitors offering general temporary staffing services nationally and similar to ours include companies such as Adecco SA, Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc. and Randstad North America. Some of our principal competitors have greater financial, marketing and other resources than we do. In addition, there are a number of medium-sized firms that compete with us in certain markets where they may have a stronger presence, such as regional or specialized markets.

We believe that the competitive factors in obtaining and retaining customers include understanding customers’ workforce and specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance and pricing of services. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules.

Employees

We employ 658 full time and 157 part time employees in our operations.  In Fiscal Year 2012, we placed approximately 120,000 temporary staff with our customers nationwide.    We co-employ these individuals with TS Employment, Inc., a professional  employer organization and a related party.  Under this relationship, we retain the right to hire and fire the individuals, while TSE is responsible for all of the administrative elements of the employment.

Company History

The following summarizes certain recent developments with respect to our corporate history:

●    In fiscal year 2009, Tri-State Employment Services, Inc. (“TSE”), together with its affiliated companies (“Tri-State”), obtained control of our company by acquiring beneficial ownership of more than a majority of our outstanding shares of common stock through a series of stock purchases. As of the date hereof, Tri-State and its related persons own approximately 91.3% of our outstanding shares of common stock.

●    In the third quarter of fiscal year 2009 and first quarter of fiscal year 2010, we discontinued our CPA Partner on Premise Program and Direct Professional Accounting Service offerings, respectively, both of which provided accounting related services. We made these decisions after reviewing the historical operating losses of these operations, and in order to focus our efforts on offering light industrial and administrative services.

●    On February 23, 2010, we completed a  holding company reorganization by merging Accountabilities, our former parent company, into a wholly-owned subsidiary. As a result of the reorganization, the shareholders of Accountabilities acquired shares of our common stock, and immediately following the reorganization, our capitalization and consolidated assets, liabilities and stockholders’ equity were the same as the capitalization and consolidated assets, liabilities and stockholders’ equity of Accountabilities immediately prior to the reorganization.

●    On April 5, 2010, our newly formed, wholly-owned subsidiary, CRD, acquired, through a private foreclosure sale, a portion of the assets of GT Systems, Inc. and its affiliated companies (“GT Systems”) related to the temporary and permanent placement of employees. The purchase price for this acquisition was $3 million, which was guaranteed by TSE and by us, and was secured by a pledge of 4,257,332 shares of our common stock. Pursuant to this agreement,  we exercised our right to repurchase 2,323,001 shares of our common stock at par value from the pledged shares during Fiscal Year 2011. The pledged shares are not treated as outstanding for our financial statements, and are not included in the number of our shares of common stock outstanding on the cover page of this Annual Report.

●    Insurance Overload, a wholly-owned subsidiary of the Company, was formed on July 22, 2010.  On August 27, 2010, pursuant to a merger, Insurance Overload acquired Tri-Overload Staffing Inc. (“Tri-Overload”), an entity engaged in the business of providing temporary and permanent employment services and related support services to the insurance industry.  The purchase price for this entity was $6.2 million, which was paid through the issuance of 8,589,637 shares of our common stock.  The number of shares issued was based upon a negotiated $0.7218 price per share for our common stock that was determined using volume weighted historical market prices.

●    ICG Inc., a wholly-owned subsidiary of the Company, was formed on October 18, 2010.  On December 14, 2010, ICG Inc. acquired, through a public foreclosure sale, a portion of the assets of Integrated Consulting Group of NY LLC.  For a description of the consideration for these assets see Note 3 to the Consolidated Financial Statements.

●    Diamond Staffing, our wholly-owned subsidiary, was formed on October 7, 2010. On January 31, 2011, through a merger, Diamond Staffing acquired Tri-Diamond Staffing, Inc. (“Tri-Diamond”) from TS Staffing Corp. (“TSS Corp.”). The purchase price for this acquisition was $25 million which was paid through the issuance of 29,411,765 shares of our common stock. The number of shares issued was based upon a negotiated $0.85 price per share, which was determined using volume weighted historical market prices.

●    On November 21, 2011, we entered into an Acquisition and Share Exchange Agreement (the “TS Staffing Acquisition”) with TS Staffing, a Texas corporation and the successor company of TSS Corp., and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of our company (the “Board”). Pursuant to the terms of the Acquisition and Share Exchange Agreement, we acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share, in exchange for the issuance of 34,839,159 shares of our common stock, valued at $0.8611 per share, equal to $30 million, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. An additional 38,001,402 shares of our common stock were issued in exchange for an equal number of shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares, related to the acquisitions by us of Tri-Overload and Tri-Diamond from TSS Corp., were cancelled upon completion of the TS Staffing Acquisition.

Access to Company Information

We file reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available, free of charge, on our website at http://www.crsco.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

Our business is significantly affected by fluctuations in general economic conditions.

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may also experience more competitive pricing pressure during periods of economic downturn. A substantial portion of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant working capital requirements and have historically experienced negative working capital balances.  If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have been required to aggressively manage working capital to ensure adequate funds to meet working capital requirements and to service debt. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible, and seeking to generate cash from a variety of other sources.

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

We have historically experienced periods of negative cash flow from operations and investment activities, and we had negative working capital balances of $0.6 million and $9.9 million as of September 28, 2012 and September 30, 2011, respectively.  During the fiscal year ended September 28, 2012, a related party converted $12 million and $2.1 million of loans into 30,506,276 shares of our common stock which reduced the negative working capital balance.  Any increase or sustained negative cash flows would decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

We are heavily reliant on accounts receivable sales agreements to fund working capital requirements and any termination of such agreements may adversely affect our business.

We fund, in part, our working capital requirements with the proceeds from accounts receivable sales agreements.  CRD, Insurance Overload, Diamond Staffing and TS Staffing are parties to accounts receivable sales agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”), pursuant to which, a  maximum amount of  $67.5 million of accounts receivable can be sold to Wells Fargo.   Accountabilities and ICG Inc. entered into similar trade accounts receivable sales agreements with Amerisource Funding, Inc. (“Amerisource”) on June 13, 2011 and October 18, 2011, respectively.  The maximum borrowing amounts under the Accountabilities and ICG Inc. agreements with Amerisource is $7.5 million and $4.5 million, respectively, as of the date hereof.

Under each of these facilities, subject to certain exceptions, we receive 90% of the assigned receivables’ value upon sale, and 10% upon final collection. As collections reduce previously sold receivables, we may replenish these with new receivables. The risk of bad debt losses on assigned accounts receivables is retained by us and receivables sold which become greater than 90 days old can be charged back to us by Wells Fargo or Amerisource. Any such increase in accounts receivables older than 90 days and charged back will decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition.

Our accounts receivable sales agreements with Wells Fargo and Amerisource may be terminated upon the occurrence of certain events of default or at any time within their broad discretion. In addition, our majority shareholder and several of his affiliated entities guarantee our obligations under these accounts receivable sales agreements and may terminate such guarantees at any time, which would permit the termination of such agreements by Wells Fargo or Amerisource.  In the event of any such termination, we may be unable to finance our operations and our operations and working capital could be negatively impacted.   In addition, we may be unable to secure alternative arrangements, or any such alternative arrangements may include terms and conditions less favorable to us than under our current accounts receivable sale agreements.  Finding such alternative arrangements may be difficult given the current economic climate and the reduction in the number of entities willing to provide this type of financing. This could adversely affect our ability to secure sufficient working capital to operate our business and to pay expenses. In addition, as a result of a continuing guarantee by each of CRD, Insurance Overload, Diamond Staffing and ourselves, a default under one accounts receivable sales agreement by one of our operating subsidiaries could create financial difficulty for us and our non-defaulting operating subsidiaries.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our results of operations.

On January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from our company and began operating a competing temporary placement firm. We expect that this departure will affect ICG Inc.’s light industrial business for the foreseeable future. Accordingly, we revalued our goodwill and long-lived assets relating to ICG Inc. and recorded impairment charges for goodwill of $398,000 and intangible assets of $181,000 in the second fiscal quarter of the year ended September 28, 2012.

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

Our principal stockholder, whose affiliated entities are engaged in multiple transactions with us, beneficially owned, together with its affiliated entities and persons, approximately 91.3% of our outstanding shares of common stock as of the date hereof, 2012, and his interests may conflict with our interests and those of our other shareholders.

Tri-State and its affiliated persons owned approximately 91.3% of our outstanding shares of common stock as of the date hereof.  Tri-State companies are wholly-owned by Robert Cassera, a member of our Board.  Transactions between us and Tri-State’s companies include TSE’s guarantee of our subsidiaries’ obligations under the accounts receivable agreements with Wells Fargo and Amerisource, the provision of professional employer services to our subsidiaries, and, in the past, the exchange of our indebtedness for shares of our common stock and the sales of Tri-Overload, Tri-Diamond and TS Staffing to us.  The interests of Tri-State and its affiliated persons could conflict with our interests and the interests of our other shareholders.

As a result of such ownership, Tri-State and its affiliates persons have the ability to cause the election of all of the members of the Board, appoint new management and approve actions requiring the approval of our shareholders, including amending our certificate of incorporation and merging the Company with or into another entity or selling all or substantially all of our assets.  The directors elected by Tri-State and its affiliated persons will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends.  In addition, certain employees of Tri-State hold management positions in our company, including John Messina, our President, Chief Executive Officer and Chairman of the Board, who is also compensated by TSE.  We do not have any policies or procedures in place that address potential conflicts of interest arising from Mr. Messina’s employment with TSE and his management responsibilities with us.

Additionally, if Tri-State’s affiliated companies, including TSE, TS Employment and TSE-PEO, Inc. (“TSE-PEO”), were to cease providing us with professional employer services (which include payroll related administrative services), we may not be able to secure a comparable provider of such services at agreeable rates. Should we be unsuccessful at finding a comparable provider, we may not be able to secure required workers’ compensation insurance on affordable terms. The failure to obtain a comparable provider of workers’ compensation insurance at affordable rates would possibly require significant capital requirements that are not currently available to us. In addition, we may not be able to pass these increased costs on to our clients, and this would reduce our profit margins.

The performance of our subsidiaries and their ability to distribute cash to our parent company may vary, negatively affecting our ability to service our debt at the parent company level or in other subsidiaries.

Since we conduct a significant portion of our operations through our subsidiaries, our cash flow and our consequent ability to service our debt depends in part upon the earnings of our subsidiaries and the distribution of those earnings to our parent company, or upon loans or other payments of funds by those subsidiaries to our parent company or to other subsidiaries. The remittance of such cash inflows and the making of such loans and advances by our subsidiaries may be subject to legal or contractual restrictions, depend upon the earnings of those subsidiaries and be subject to various business considerations, including the ability of such subsidiaries to remit such cash inflows or make such loans and advances in a manner that does not result in substantial tax liability or other costs.

If we are unable to execute our acquisitions or investments strategy for growing our business, our competitiveness within the industry may suffer, which in turn could adversely affect our business, financial condition and results of operations.

We have supplemented our internal growth through acquisitions, including the acquisitions of ICG Inc. in December 2010, the Tri-Diamond in January 2011 and the TS Staffing in November 2011,   in addition to smaller acquisitions and purchases of customer lists.  In the future, we expect to continue to grow through additional acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

●	We may not be able to identify suitable acquisition candidates;

●	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

●

Future acquisitions, investments or joint ventures may require us to issue additional shares of common stock or debt, spend significant cash amounts and could have a material adverse effect on our operating results;

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

From time to time, we may evaluate or complete acquisitions to expand our service offerings, broaden our customer base or grow our geographic presence. The acquisition and subsequent integration of a business into our corporate structure could, among other things, divert management’s attention away from our existing operations, result in a loss of key personnel or customers of the acquired business or result in the assumption of the unknown liabilities of the acquired entity.  If the acquisition of a business involves a significant cash expenditure, debt incurrence or integration expense, it could have a material adverse effect on our liquidity, results of operations and cash flows.  Furthermore, in the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, shareholders may experience dilution in their ownership interest.

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

Improper disclosure of sensitive or private information could result in liability and damage our reputation.

Our business involves the use, storage and transmission of information about full-time and temporary employees. Additionally, our employees may have access or exposure to customer data and systems, the misuse of which could result in legal liability. We are dependent on the security provisions of vendors who have custodial control of our data. We have established policies and procedures to help protect the security and privacy of this information. It is possible that our security controls over personal and other data and other practices we follow may not prevent the improper access to or disclosure of personally identifiable or otherwise confidential information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, additional compliance costs or damage to our reputation in the marketplace.

Government regulations may significantly increase our costs, result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business.  Increased government regulation in the jurisdictions in which we operate may prohibit or restrict the types of employment services that we currently provide. Future regulations may also require new or additional benefits be paid to our associates or require us to obtain additional licensing to provide employment services.  Any future regulations may materially affect our financial condition, results of operations and liquidity because they may make it more difficult or expensive for us to continue to provide employment services.

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance, for our personnel.  Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment.  Workers’ compensation costs may increase in the future if states raise benefit levels and expand the amount of allowable claims.  In addition, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, both of which were passed in 2010, require that we provide healthcare coverage to our temporary employees, and new healthcare requirements may further increase the costs associated with employing temporary workers.  Although we may attempt to recover such costs through the rates we charge our customers, there is no assurance that we will be able to pass on all cost increases to our customers.

We are dependent on workers' compensation insurance coverage at commercially reasonable terms; unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

Although we are insured through TS Employment for workers’ compensation and medical benefit claims, our costs could be affected by unexpected changes in claim trends, which include the severity and frequency of claims, actuarial estimates and medical cost inflation that could result in costs that are significantly higher. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.  The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that TS Employment‘s current and former insurance carriers will be able to pay claims we make under such policies.

We bear the risk of loss of major clients, nonpayment from our clients and the possible effects of bankruptcy filings by clients, which could adversely affect our financial condition and results of operations.

Our business strategy is focused on serving large corporate customers. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts.  If a large client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected.  For work performed prior to the termination of a client agreement, we are obligated to pay the agreed-upon fees to TS Employment and TSE-PEO for providing professional employment services (which include payroll services, administration of employee benefits, workers’ compensation insurance coverage and accounts receivable collection services) whether or not our client pays us on a timely basis, or at all. Given the difficult economic environment, there is an increased risk of clients failing to pay or delaying payment, although we are not currently experiencing significant levels of these occurrences. A significant increase in uncollected accounts receivables or customer defaults would have a material adverse effect on our earnings and financial condition. In addition, we would have charge backs on existing accounts receivable and invoices on future sales of accounts receivable generated by such clients under our accounts receivable purchase agreements.

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

We depend on our management and key employees for our future success.  If we are not able to retain, hire or integrate these employees, including those employees employed by newly acquired businesses, we may not be able to capitalize on our investments or achieve our goals.

Our success depends to a significant extent on the performance and continued service of our management and key employees.  The loss of the services of any of these employees could limit our growth or undermine customer relationships.  If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver services that our customers require may be hampered.  Although our management and key employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the agreements generally.  In the past, certain members of our management and key personnel left our employ and were able to immediately compete with us because we were not adequately protected by non-competition agreements.  Although we believe that our employment agreements now contain adequate non-compete provisions, if these clauses were not fully enforced, our employees could be able to freely join our competitors. In addition, while we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment.  Any of these events could have a material adverse effect on our financial and business prospects.

We are highly dependent on our senior management and their continued performance and productivity; In the past, we experienced significant management turnover, which may result in operational inefficiencies that could negatively affect our business.

We are highly dependent on the continued efforts of the members of our senior management. The loss of any of the members of our senior management may cause a significant disruption in our business, jeopardize existing customer relationships and have a material adverse effect on our business.  Since Fiscal Year 2009 we have experienced significant turnover in our senior management. In Fiscal Year 2009, we experienced changes in our President and Chief Executive Officer positions.  In Fiscal Year 2010, our Chief Financial Officer and Vice President of Finance resigned.  In Fiscal Year 2011, we appointed a new Chief Financial Officer and President of Sales.  In Fiscal Year 2012, our Chief Financial Officer was terminated and we appointed a successor.  On October 8, 2012, our Chief Executive Officer resigned and our President assumed the role of Chief Executive Officer as well as Chairman of the Board. This lack of management continuity, and the resulting lack of long-term experience in their new roles within the Company, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization or who join us through acquisitions in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We may experience business interruptions that could have an adverse effect on our operations; Our management information systems are vulnerable to damage and interruption.

The efficient operation of our business is dependent on our management information systems. If our critical information systems fail or are otherwise unavailable, this could temporarily impact our ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect our revenues, operating expenses and financial condition.  Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage by our employees. Although we have disaster recovery plans and adequate levels of insurance in place, we may not be able to adequately execute these plans in a timely fashion.  A prolonged outage could seriously impact our ability to service customers or hire temporary workers and could seriously threaten the Company.

Beginning on October 28, 2012, the New York Metropolitan Area was affected by Hurricane Sandy.  Our headquarter offices at 160 Broadway New York, New York were inaccessible for five business days.  We are in the process of assessing the financial impact of Hurricane Sandy to our staffing business and resultant loss of revenues as well as increased costs.  We will also reassess our business continuity plan and infrastructure needs in the wake of Hurricane Sandy in our future strategic planning and disaster recovery evaluations which could result in additional capital investments.

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

Stockholder ownership interest in our company may be diluted as a result of future financings or additional acquisitions.

We may seek to raise funds from time to time in public or private issuances of equity and such financings may take place in the near future or over the longer term.   Sales of our securities offered through future equity offerings may result in substantial dilution to the interests of our current shareholders.  The sale of a substantial number of securities to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, we have issued shares of our common stock for various acquisitions in the past and may do so in the future, which may also result in substantial dilution to the interests of our current shareholders.

We may fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, which could adversely affect our operating results, investor confidence in our reported financial information, and the market price of our common stock.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors.  Our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, governing internal control and procedures for financial reporting have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of significant resources.  We may identify material weaknesses or significant deficiencies in our assessments of our internal control over financial reporting.  Failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities and could adversely affect our operating results, investor confidence in our reported financial information, and the market price of our common stock.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In 2010, our management concluded that there was a material weakness in our internal control over financial reporting, which resulted from a lack of sufficient and effective supervisory review over the preparation and reconciliation of certain general ledger account balances to their underlying source documents at one of our subsidiaries.  While we addressed this weakness during Fiscal Years 2011 and 2012, no assurance can be given that we will be able to maintain effective controls in the future, especially if we continue to significantly grow our business by merger or acquisition.

Our common stock is a thinly traded over-the-counter security that is quoted on the Over-the-Counter Bulletin Board and may be subject to significant volatility.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  Trading in stocks quoted on the OTCBB is often thin and characterized by wide fluctuations in trading price due to many factors that may have little to do with our operations or business prospects.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on stock exchanges. Accordingly, our shareholders may have difficulty reselling any of their shares.

In addition, the stock market in general, and the OTCBB in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. This could result in losses to our shareholders.  In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our management’s attention and resources.

We cannot give assurance that our common stock will become more liquid or that it will be listed on a securities exchange.

We may not be able to meet the listing standards of any stock exchange or be able to maintain any such listing. Such exchanges require companies to meet certain initial listing criteria, including certain minimum bid prices per share. We may not be able to achieve or maintain such minimum bid prices or may be required to effect a reverse stock split to achieve such minimum bid prices. Because our common stock is quoted on the OTCBB, an investor may experience a lack of buyers to purchase such common stock or a lack of market makers to support the stock price. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our common stock to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would make it more difficult for us to raise additional capital and for investors to dispose of their shares of our common stock.

Our common stock is a penny stock. Trading may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

Our common stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined in the Rule) or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

See Explanatory Note.

ITEM 2.         PROPERTIES

Our corporate headquarters is located at 160 Broadway, 11th Floor, New York, New York, where we have a lease for 2,452 square feet of office space that will expire in December 2016. CRD, our wholly-owned subsidiary, leases approximately 30,000 square feet of office space located at 295 Madison Avenue, New York, New York, for its headquarters and main staffing and recruiting location. CRD’s lease expires in May 2015. As of December 14, 2012, we conducted placement activities through our approximately 201 staffing and recruiting offices located in the United States, for which all of the locations are leased with terms expiring at various times through 2018. We believe that our existing facilities are adequate and suitable for our current operations; however, we may add or subtract additional facilities from time to time in the future as the need arises.

ITEM 3.         LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in lawsuits. We are not aware of any pending legal proceedings that are likely to have a material adverse impact on us.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the OTCBB under the symbol “CRRS.” The following table shows the reported high and low sale prices for our common stock for the periods indicated, as reported by the OTCBB. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
Fiscal Year Ended September 28, 2012
First Quarter	$0.67	$0.94
Second Quarter	0.44	0.88
Third Quarter	0.30	0.90
Fourth Quarter	0.40	0.60
Fiscal Year Ended September 30, 2011
First Quarter	$0.75	$1.04
Second Quarter	0.80	1.05
Third Quarter	0.72	1.02
Fourth Quarter	0.58	0.95

As of December 19, 2012, there were approximately 451 record holders of our common stock and the closing price of our common stock on that date was $0.43.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the periods presented, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

Equity Compensation Plan Information

Effective October 22, 2009, our Board terminated the Accountabilities Equity Incentive Plan (the “Plan”), and as a result, there were no further grants under the Plan after this date.  Any unvested shares of our common stock granted under the Plan and outstanding at the time of its termination continued to vest in accordance with the terms of the Plan. As of September 28, 2012, there were no options that remained unvested under the Plan.

In addition, during the year ended September 28, 2012,  we granted 300,000 restricted shares to an executive officer of the Company.    During Fiscal Year 2012, 605,000 restricted shares of our common stock granted in Fiscal Year 2011 were forfeited by former employees. As of September 28, 2012, 33,333 restricted shares of our common stock granted remain unvested.

Issuances of Unregistered Securities

On January 31, 2011, we issued 29,411,765  shares of our common stock to TSS Corp. in connection with the acquisition of Tri-Diamond.

During the second quarter of Fiscal Year 2011, we granted 750,000 shares of common stock and 555,000 restricted stock units in connection with the appointment of two of our executive officers and 122,500 shares of common stock to three other employees of our Company.

On November 21 and December 30, 2011, we issued 17,999,999 and 16,839,160 shares of our common stock, respectively, to Robert Cassera, the sole stockholder of TSS Corp. and member of our Board, to complete the TS Staffing Acquisition.  An additional 38,001,042 shares of common stock were issued in exchange for an equal number of shares that were held by TSS Corp. immediately prior to the TS Staffing Acquisition.  The shares previously held by TSS Corp. were cancelled upon completion of the TS Staffing Acquisition.

On March 30 and July 31, 2012, we converted $12.0 million and $2.1 million of the Company debt with TS Employment into 25,962,788 and 4,543,488 shares of our common stock, respectively.

During the fourth quarter of Fiscal Year 2012, we granted 300,000 shares of common stock to an executive officer of our Company.

We believe that all such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as securities involved in transactions that did not constitute public offerings.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

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

●    Diamond Staffing acquired Tri-Diamond on January 31, 2011; and

●    TS Staffing acquired TSS Corp. on November 21, 2011.

Accordingly, the results of ICG Inc. are included in the results of operations for fiscal year 2011 beginning on December 14, 2010. The acquisitions of Tri-Diamond and TSS Corp. have been accounted for as a pooling-of-interests by a related party, and as a result, our results of operations were restated to include their respective results of operations as if the acquisition had occurred on or before October 1, 2010.

Fiscal year ended September 28, 2012 compared to fiscal year ended September 30, 2011

Revenues

For the year ended September 28, 2012,  our revenues increased by $100.9 million or 18.7% to $639.8 million as compared to $538.9 million for the year ended September 30, 2011, which we restated to include $193.7 million in revenues from TSS Corp.  This increase includes a  full year of revenues from a managed services customer we added during Fiscal Year 2011 that added $14.9 million in Fiscal Year 2012 revenues.  Part of the increase is attributable to acquisitions that we made since the beginning of Fiscal Year 2011 that added $14.4 million in revenues and other strategic relationships that we entered into that added $6.3 million in revenues.  The remaining increase of $65.3 million is a result of other new clients and demand from our existing customers that is consistent with national staffing industry trends.    We expect that our sales  force will continue to grow revenues from existing and new customers consistent with national staffing in the future and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

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

For Fiscal Year 2012,  our direct cost of services increased by $99.1 million or 21.3% to $565.0 million, as compared to $465.9 million for Fiscal Year 2011, which we restated to include $174.1 million in direct costs of producing revenues from TSS Corp.  Prior to its acquisition, TS Staffing’s predecessor, TSS Corp., was an affiliate of Tri-State and self-administered its payroll services, benefits and workers compensation insurance, resulting in a reallocation of certain costs between the cost of producing revenues and selling, general and administrative expenses.

The increase in our cost of producing revenues in Fiscal Year 2012 was primarily driven by the 18.7% increase in revenues. As a percentage of revenue, our cost of producing revenues increased 1.8%, from 86.5% to 88.3%, primarily as a result of competitive pricing pressure and the Company’s stronger relative growth in the light industrial businesses, which traditionally generates lower gross margins.

In addition, in mid-2012, we began a series of negotiations with TS Employment Services aimed at determining a fair market value for administrative charges that TS Employment Services charges us as a professional employer organization (“PEO”).  These negotiations resulted in a reduction of the administrative fee from 2% to 1.4% over the course of several months. The services TS Employment provides to us include payroll services, workers’ compensation coverage and related safety programs, and payroll tax and employee benefit plan administration.  While no thresholds have been predetermined for future reductions, we intend to analyze and discuss the need for future reductions as our payroll volume and other conditions warrant.

We represent 48.9% of the Tri-State companies’ revenues (TS Employment Services and other professional employer organizations owned by Tri-State).  While we have been informed that other customers of Tri-State’s PEOs have negotiated similar reductions in the administrative fee charged to them based on the volume of their respective payroll, we believe that we receive excellent value for the services received.

These factors combined to cause the consolidated cost of producing revenues to grow at a greater rate than the associated revenues.

Gross profit

For Fiscal Year 2012,  our gross profit increased by $1.8 million or 2.4% to $74.8 million as compared to $73.0 million in the comparable period in 2011, which was restated to include $19.6 million in gross profit from TSS Corp.  As a percentage of revenue, gross profit decreased 1.8% from 13.5% in Fiscal Year 2011 to 11.7% in Fiscal Year 2012.    In the fourth quarter of Fiscal Year 2012, we implemented initiatives intended to increase our gross profit, including the expansion of value added services and pricing reviews of all customers, but expect competitive pricing pressure to continue to affect our business for the foreseeable future.

Selling, general and administrative expenses

For Fiscal Year 2012, selling, general and administrative expenses increased by $4.0 million or 5.9% to $70.7 million, or 11.0% of revenues, as compared to $66.7 million, or 12.4% of revenues for Fiscal Year 2011, which was restated to include $16.5 million from TSS Corp.  The increase was primarily due to increased selling and support expenses related to our increase in revenues, primarily commissions and new employees added to support the revenue growth as well as higher corporate administration costs.

Due to revenue growth, we have been able to better leverage our fixed costs as a percentage of revenues as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, during Fiscal Year 2012,  we undertook initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the completion of fully integrating our acquired operations as well as the continued dilution of fixed costs as a percentage of revenues through growth and to continue reduce selling, general and administrative costs as a percentage of revenues in Fiscal Year 2013 and beyond.

Depreciation and amortization

For the Fiscal Year ended September 28, 2012, depreciation and amortization expenses decreased by $558,000  to $1.9 million as compared to $2.5 million in the year ended September 30, 2011, which was restated to include $397,000 from TSS Corp.  The variability in the timing of acquisitions will continue to cause fluctuation to the amortization of acquisition-related long-lived assets.

Income from operations

The factors described above resulted in a decrease in income from operations of $1.7 million from $3.8 million for the year ended September 30, 2011, restated to include income of $2.7 million from TSS Corp., to income of $2.1 million for the year ended September 28, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with acquired companies and financing our operations. For the twelve months of Fiscal Year 2012, interest expense increased $1.1 million to $4.1 million as compared to $3.0 million in Fiscal Year 2011, which was restated to include $773,000 of interest expense from TSS Corp. The remaining increase was due to a higher volume of accounts receivable financing during the year ended September 28, 2012. Substantial efforts have been and continue to be made to reduce outstanding balances on our sold accounts receivables, which in effect, will reduce the interest charged on those balances.  In addition, we recorded $925,000 of related party interest in Fiscal Year 2012 as interest on related party balances.

Acquisitions related expense

We incurred acquisition expenses of $489,000 and $731,000 for the fiscal years ended September 28, 2012 and September 30, 2011, respectively. Expenses in Fiscal Year 2012 were related to the acquisitions of TS Staffing and other smaller acquisitions while expenses incurred in Fiscal Year 2011 were related to the acquisitions of ICG Inc., Tri-Diamond and other smaller acquisitions. These expenses consisted primarily of legal and accounting fees.

Net gain on revaluation of ICG Inc.

As a result of the resignation of a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigning in January 2012, we recognized various non-operating gains and losses, netting to a gain of $537,000 for the year ended September 28, 2012.  The gain was primarily due to a gain on the remeasurement of long term debt,  offset by related goodwill and intangible asset impairment charges of $398,000 and $181,000, respectively.

Other expense (income)

Other expense in Fiscal Year 2012 was $544,000, while in Fiscal Year 2011 we recorded other income of $87,000.  In Fiscal Year 2012, we incurred a charge of $543,000 to establish an allowance for the potential uncollectibility of indemnifiable costs associated with CRD’s acquisition of certain assets of GT Systems. These costs primarily relate to the period prior to CRD's acquisition of GT Systems on April 5, 2010. Other income in Fiscal Year 2011was attributable to CRD for amounts earned under a service and collections agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”), whereby the Company provided services to assist Rosenthal in collecting their outstanding receivables.

Net income (loss)

The factors described above resulted in a net loss of $3.4 million for Fiscal Year 2012 as compared to income of $114,000 for Fiscal Year 2011, restated to include a gain of $2.0 million from TS Staffing for the Fiscal Year 2011.

Liquidity and Capital Resources

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

In Fiscal Year 2012 and 2011, net cash provided by financing activities of $6.2 million and $4.5 million, respectively, were offset by net cash used by operating activities of $5.3 million and $4.4 million, respectively.  We also used cash for investing activities of $847,000 and $405,000 for the years ended September 28, 2012 and September 30, 2011, respectively.  While our losses increased by $3.5 million in Fiscal Year 2012 over Fiscal Year 2011, our improved working capital management minimized our cash used by operating activities and the funding from related parties, which increased by $1.4 million to $9.8 million in Fiscal Year 2012 from $8.4 million in Fiscal Year 2011.  Additionally, in Fiscal Year 2012, a related party converted $14.1 million of a loan into our common stock.

We believe that improving cash flows from operating activities through improved profitability, improved efficiency in the sale of our trade receivables and other working capital management will enable us to finance our growth through acquisitions or other initiatives.

Working Capital

Our current liabilities exceeded our current assets  by $0.6 million and  $9.9 million as of September 28, 2012 and September 30, 2011, respectively.  The improvement of $9.3 million was primarily due to the conversion of a $14.1 million loan payable to a related party into common stock.  The nature, amount and terms of related party liabilities as of September 28, 2012 and September 30, 2011 are as follows (amounts in thousands except interest rates):

Related Party Liabilities	Fiscal Year Ended September 28, 2012		Fiscal Year Ended September 30, 2011		Terms
	Ending Balance	Net Proceeds/ (Payments)	Ending Balance	Net Proceeds/ (Payments)
Accrued wages and related party obligations – due to related party	$15,168	$6,213	$8,955	$5,615	Accrued salaries and related liabilities for expenses incurred but not yet billed by related party
Current portion of related party long-term debt	758	(100)	858	(151)	Miscellaneous related party fixed loans – primarily $750,000 for CRD acquisition
Due to related party	–	–	11,442	6,346	Revolving loan with related party; reclassified to loan payable – related party on October 1, 2011
Loan payable – related party	7,711	9.789	–	–	Effective October 1, 2011, revolving loan between each of CRS companies and related party incurs interest at 12% per annum. During fiscal year 2012 $14.1 million of debt was converted to equity.

We also continue to engage in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities to accomplish these objectives, including focusing on increased profitability, raising new outside capital and consummating debt to equity conversions.

Based on the above activities and our current expectations, we believe that we have adequate resources to meet our operating needs through September 27, 2013.    Our subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in a trade accounts receivable purchase agreement with Wells Fargo. Accountabilities participated in this Wells Fargo agreement until June 13, 2011, when it entered in a similar trade accounts receivable purchase agreement with Amerisource. ICG Inc. entered into a similar agreement with Amerisource in October 2011. Under the Wells Fargo agreement, the maximum amount of trade receivables that can be sold by our participating subsidiaries and affiliates in the aggregate is $67.5 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of September 28, 2012 and September 30, 2011, trade receivables of $60.4 million and $39.1 million, restated to include $13.4 million from TS Staffing, had been sold and remained outstanding, and amounts due from Wells Fargo to repurchase unqualified receivables (“Collected Reserve”) totaled  $6.2 million and $4.8 million, restated to include $1.6 million of TSS Corp. receivables,  respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts that are over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000. Interest expense charged under the Wells Fargo trade accounts receivable purchase agreement is included in interest expense in the accompanying statements of operations and amounted to $2.9 million for the year ended September 28, 2012 compared to $2.5 million was for the year ended September 30, 2011, which included $228,000 from Accountabilities for interest and $40,000 for termination fees and restated to include $773,000 for TSS Corp. Tri-State and Robert Cassera, which together with affiliated persons owned approximately 91.3% of our outstanding shares of common stock as of the date hereof, have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement between Accountabilities and ICG Inc. and Amerisource each have a term of two years and maximum borrowing amount of $7.5 million and $4.5 million, respectively,  as of the date hereof, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 6% per annum) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings. At September 28, 2012 and September 30, 2011, there were $8.5 million and $5.3 million of trade accounts receivable sold that remained outstanding, respectively.  In addition, there were $1.8 million and $661,000 due from Amerisource for the fiscal years ended September 28, 2012 and September 30, 2011, respectively. The Company paid Amerisource $1.2 million and $173,000 in interest for the years ended September 28, 2012 and September 30, 2011, respectively.

We do not believe that we have experienced any material trends in bad debt losses on assigned accounts receivables and receivables greater than 90 days old that are charged back to us under the Wells Fargo and Amerisource accounts receivables sales agreements. While the amount of assigned accounts receivables and receivables greater than 90 days old that are charged back to us has grown, such growth has been commensurate with the growth of our business and has not resulted in a greater percentage of bad debt losses on such assigned accounts receivables or receivables that are charged back to us.

Debt

Long-term debt at September 28, 2012 and September 30, 2011 is summarized as follows:

	September 28,	September 30,
	2012	2011
Long-term debt:
ICG Inc. acquisition (i)	$1,538,000	$2,938,000
ICG Inc. revolving credit facility and term loan (ii)	–	1,790,000
CRD acquisition (iii)	552,000	1,034,000
Debt from Diamond Staffing purchases (iv)	1,463,000	377,000
Other debt	50,000	50,000
Total	3,603,000	6,189,000
Less current maturities	1,347,000	3,850,000
Non-current portion	2,256,000	2,339,000

Related party long-term debt:
CRD acquisition (v)	750,000	750,000
18% unsecured convertible note (vi)	–	100,000
Demand loans (vii)	8,000	8,000
Total	758,000	858,000
Less current maturities	758,000	858,000
Non-current portion	–	–

Total long-term debt	4,361,000	7,047,000
Less current maturities	2,105,000	4,708,000
Total non-current portion	$2,256,000	$2,339,000

For an explanation of footnotes (i) through (vii) above, please see Note 7 to our financial statements beginning on page 19 of this Annual Report on Form 10-K.

Sales of Common Stock

In January 2011, we issued 29,411,765 shares of common stock to TSS Corp. in connection with the acquisition of Tri-Diamond.

During the second quarter of 2011, we granted 750,000 shares of common stock, and 555,000 restricted stock units in connection with the appointment of two executive officers of the Company, and 122,500 shares of common stock to three other employees of the Company.

On November 21, 2011, we issued 34,839,159 shares of common stock to Robert Cassera, the sole stockholder of TS Staffing and member of the Board, to complete the TS Staffing Acquisition. An additional 38,001,402 shares of common stock were issued in exchange for an equal number of shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. The shares previously held by TS Staffing were cancelled upon completion of the TS Staffing Acquisition.

On March 30, 2012 and July 30, 2012 we converted $12.0 million and $2.1 million of the Company debt with TS Employment into 25,962,788 and 4,543,488 shares of our common stock, respectively.  The number of shares issued to TS Employment under these conversion agreements was calculated based upon an independent valuation of our common stock at $0.4622 per share.

During the fourth quarter of Fiscal Year 2012, we granted 300,000 shares of common stock to an executive officer of the Company pursuant to the terms of his employment agreement.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

Contractual Obligations

A summary of the Company’s obligations and commitments as of September 28, 2012 is as follows:

	Less Than			More Than 5
	1 Year	1-3 Years	3-5 Years	Years	Total
Due to financial institutions on sales of receivables	$68,612,000	$–	$–	$–	$68,612,000
Operating leases	2,002,000	2,812,000	997,000	20,000	5,831,000
Loan payable – related party	7,711,000	–	–	–	7,711,000
Long-term debt	1,424,000	813,000	719,000	647,000	3,603,000
Employment Agreements	1,275,000	–	–	–	1,275,000
Related party long-term debt	758,000	–	–	–	758,000
Contractual obligations–job search engines	444,000	177,000	–	–	621,000
Total	$82,226,000	$3,802,000	$1,716,000	$667,000	$88,411,000

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Page
Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets as of September 28, 2012 and September 30, 2011	21
Consolidated Statements of Operations for the Years Ended September 28, 2012 and September 30, 2011	22
Consolidated Statements of Cash Flows for the Years Ended September 28, 2012 and September 30, 2011	23
Consolidated Statement of Stockholders’ Equity for the Years Ended September 28, 2012 and September 30, 2011	24
Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Corporate Resource Services, Inc.

We have audited the accompanying consolidated balance sheets of Corporate Resource Services, Inc. and Subsidiaries (the “Company”), as of September 28, 2012 and September 30, 2011 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Resource Services, Inc. and subsidiaries as of September 28, 2012 and September 30, 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

December 21, 2012

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	September 28,	September 30,
	2012	2011
ASSETS
Current assets
Cash	$26	$–
Accounts receivable, net of allowance for doubtful accounts of $3,091 and $2,382, respectively	5,479	8,178
Due from financial institution	7,958	5,433
Unbilled receivables	16,367	13,441
Prepaid expenses	252	345
Total current assets	30,082	27,397
Property and equipment, net	1,033	1,073
Other assets	341	720
Intangible assets, net	5,996	6,331
Goodwill	10,393	10,089
Total assets	$47,845	$45,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,706	$12,186
Accrued wages and related obligations - due to related party	15,168	8,955
Borrowings under asset-based facility	–	1,790
Current portion of long-term debt	1,347	2,060
Current portion of related party long-term debt	758	858
Due to related party	–	11,442
Loan payable – related party	7,711	–
Total current liabilities	30,690	37,291
Long-term debt, net of current portion	2,256	2,339
Deferred rent	160	254
Total liabilities	33,106	39,884

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 135,733 and 104,977 shares issued and 133,799 and 103,043 outstanding as of September 28, 2012 and September 30, 2011, respectively	14	10
Additional paid-in capital	22,543	10,160
Accumulated deficit	(7,818)	(4,444)
Total stockholders’ equity	14,739	5,726

Total liabilities and stockholders’ equity	$47,845	$45,610

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Years Ended
	September 28,	September 30,
	2012	2011

Revenue	$639,795	$538,941

Direct cost of producing revenues purchased from related parties	537,552	252,876
Direct cost of producing revenues	27,476	213,053

Gross profit	74,767	73,012

Selling, general and administrative expenses purchased from related parties	43,694	39,220
Selling, general and administrative expenses (including stock-based compensation of $275 and $747 for the years ended September 28, 2012 and September 30, 2011, respectively)	26,992	27,512
Depreciation and amortization	1,932	2,490

Income from operations	2,149	3,790

Interest expense	4,102	3,032
Interest expense – related party	925	–
Acquisition expenses	489	731
Net gain on revaluation of ICG Inc.	(537)	–
Other expense (income)	544	(87)

Net income (loss)	$(3,374)	$114

Total net income (loss) per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average shares outstanding:
Basic	123,164	102,636
Diluted	123,164	103,289

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CASH FLOW STATEMENTS:
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended
	September 28,	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(3,374)	$114
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,932	2,490
Impairment of goodwill and intangible assets	579	–
Bad debt expense	791	4,065
Stock-based compensation	275	747
Gain on remeasurement of long term debt	(766)	–
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(6,722)	(3,784)
Due from financial institution	(4,261)	(1,267)
Prepaid expenses	93	(662)
Other assets	388	555
Accrued wages and related obligations – due related party	6,213	(186)
Accounts payable and accrued liabilities	(385)	(6,589)
Straight line rent	(94)	157
Net cash used in operating activities	(5,331)	(4,360)

Cash flows from investing activities:
Purchase of property and equipment	(297)	(5)
Purchase of customer lists	(350)	–
Cash paid for business combinations	(200)	(400)
Net cash used in investing activities	(847)	(405)

Cash flows from financing activities:
Principal payments on long-term debt	(1,770)	(2,384)
Principal payments of long-term debt – related parties	(100)	–
Retirement of long-term debt – related parties	–	(157)
Short term borrowings	150	–
Loan payable – related party – net	9,789	–
Advances from related party – net	–	8,421
Payments on asset-based facility – net	(1,790)	(1,287)
Deferred financing costs	(75)	(82)
Net cash provided by financing activities	6,204	4,511

Change in cash	26	(254)

Cash at beginning of period	–	254

Cash at end of period	$26	$–

The accompanying notes are an integral part of these consolidated financial statements.

EQUITY ROLLFORWARD:
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of September 30, 2010	106,039	$10	$7,141	$(4,558)	$2,593

Conversion of outstanding interest to unregistered common shares	100		40		40
Equity adjustment as a result of pooling-of-interest of Diamond Acquisition			2,182		2,182
Stock-based compensation	1,099		747		747
Shares issued in conjunction with the acquisition of Integrated Consulting Group of NY LLC	62		50		50
Unregistered collateral shares repurchased at par value	(2,323)

Net income for the year ended September 30, 2011				114	114

Balances as of September 30, 2011	104,977	10	10,160	(4,444)	5,726

Equity adjustment as a result of pooling-of-interest of TS Staffing Acquisition	–	–	(1,988)		(1,988)
Stock-based compensation	250	–	275		275
Conversion of related party loan payable to equity	30,506	4	14,096		14,100

Net loss for the year ended September 28, 2012				(3,374)	(3,374)

Balances as of September 28, 2012	135,733	$14	$22,543	$(7,818)	$14,739

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of the Company and its Business

The Company

References in these Notes to the Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●	Accountabilities, Inc. (“Accountabilities”), a wholly-owned subsidiary of the Company and a Delaware corporation;

●	Corporate Resource Development, Inc. (“CRD”), a wholly-owned subsidiary of the Company and a Delaware corporation;

●	Insurance Overload Services, Inc. (“Insurance Overload”), a wholly-owned subsidiary of the Company and a Delaware corporation;

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

●

Diamond Staffing Services, Inc. (“Diamond Staffing”), a wholly-owned subsidiary of the Company and a Delaware corporation formed on October 7, 2010. On January 31, 2011, pursuant to a merger, Diamond Staffing closed its acquisition of Tri-Diamond Staffing, Inc. (“Tri-Diamond”), with the surviving company continuing under the name Diamond Staffing (the “Tri-Diamond Acquisition”). Tri-Diamond’s predecessor, Diamond Staffing, Inc., was purchased prior to the Tri-Diamond Acquisition on January 1, 2009 by Tri-Diamond, which was wholly-owned by TS Staffing Corp. (“TSS Corp.”). Robert Cassera was the sole owner of TSS Corp. and Tri-State Employment Services, Inc., which together with its affiliated entities and persons (“Tri-State”) was the beneficial owner of approximately 91.6% of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), on September 28, 2012. Because the Company and Tri-Diamond were both controlled by Tri-State and its affiliates, the acquisition was recorded using the pooling-of-interest method as required under generally accepted accounting principles in the United States (“GAAP”) for business combinations of entities under common control, and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had occurred on January 1, 2009 (see Note 3); and,

●

TS Staffing Services, Inc. (“TS Staffing”), a wholly-owned subsidiary of the Company and a Texas corporation that was formed on October 21, 2011. On November 21, 2011, the Company entered into an Acquisition and Share Exchange Agreement (the “TSS Acquisition Agreement”) with TS Staffing and Robert Cassera, the sole shareholder of TS Staffing and a member of the board of directors of the Company (the “Board”). Pursuant to the terms of the TSS Acquisition Agreement, the Company acquired all of TS Staffing’s issued and outstanding shares of common stock, par value $0.0001 per share (“TS Staffing Shares”), in exchange for 34,839,159 shares of Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company issued an additional 38,001,402 shares of Common Stock in exchange for an equal number of Company shares that were held by TS Staffing immediately prior to the TS Staffing Acquisition. These shares were cancelled upon acquisition.

As described above, Mr. Cassera was the sole owner of TS Staffing (and its predecessor TSS Corp.) and Tri-State, which together with its affiliated entities and persons was the beneficial owner of approximately 92.0% of the Company’s outstanding shares of common stock on September, 2012. Because the Company and TS Staffing were both controlled by Tri-State, the acquisition was recorded using the pooling-of-interest method as required under GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial statements of the combined companies as if the acquisition had been in effect for all reporting periods (see Note 3).

Nature of Operations

Corporate Resource Services Inc. (the “Company”) is a national provider of diversified staffing, recruiting and consulting services, including temporary staffing services, with a focus on light industrial services, professional, clerical and administrative support and insurance related staffing. The Company provides its services across a variety of industries and to a diverse range of clients ranging

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from sole proprietorships to Fortune 1000 companies. The Company conducts all of its business in the United States through its New York City headquarters and the operation of approximately 200 staffing and recruiting offices nationwide as of September 28, 2012,  87 of which were onsite offices at our client’s facilities.

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

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 0.9% and 1.3% for the years ended September 28, 2012 and September 30, 2011, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

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

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Liabilities

The Company classifies liabilities to related parties on its balance sheet as the following:

●    Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.

●    “Due to related party” represents amounts due for items that have been invoiced. In the first quarter of the 2012 Fiscal Year, the Company and Tri-State agreed to convert amounts due to Tri-State to a loan payable bearing interest at 12% per annum.

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

Per Share Information

The Company presents both basic and diluted earnings per share amounts (“EPS”).  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings. The common stock equivalents representing warrants, convertible debt and the effect of non-vested shares as summarized below:

	September 28,	September 30,
	2012	2011
Warrants	$–	56,000
Convertible debt	250,000	250,000
Non-vested shares	33,000	520,000
	$283,000	$826,000

Diluted loss per share for Fiscal Year 2012 is not computed because any potential common shares would reduce the reported loss per share and, therefore, have an antidilutive effect. Such potential additional shares of Common Stock are included in the computation of diluted earnings per share for Fiscal Year 2011.

The following table sets forth the computation of basic and diluted per share information:

	Years Ended
	September 28,	September 30,
	2012	2011
Numerator:
Net income (loss)	$(3,374,000)	$114,000

Denominator:
Weighted average shares of common stock outstanding	123,164,000	102,636,000
Dilutive effect of stock warrants, convertible debt and restricted stock	–	653,000
Weighted average shares of common stock outstanding, assuming dilution	123,164,000	103,289,000

Net income (loss) per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.         Acquisitions

Integrated Consulting Group of NY LLC

On the ICG Closing Date, ICG Inc. acquired, through a public foreclosure sale, certain of the assets of ICG Seller related to the temporary and permanent placement of employees in the light industrial industry and translation and interpretive services. The consideration for these assets included : (i) the repayment of   $3,197,000  of the outstanding obligations of ICG Seller under its credit facility on the Closing Date; (ii) payment of up to $366,000 of outstanding accounts payable of ICG Seller and $113,000 of structured payments payable by ICG Seller as of the Closing Date; (iii) payments of approximately $757,000 to various taxing authorities for certain taxes owed by ICG Seller on the Closing Date: and (iv) payment of approximately $183,000 to Rosenthal & Rosenthal, Inc. (“Rosenthal”) for amounts owed to it by ICG Seller on the Closing Date.

In addition, as part of the consideration for the purchase of the ICG assets, ICG Inc. replaced an agreement that ICG Seller and its members had with Rosenthal with an earn out payment stream that was accounted for as a contingent purchase price and was based on the estimated projected revenues of ICG Inc. for the five years ending December 14, 2015 (the “Rosenthal Agreement”).  Neither agreement contemplated any future services from Rosenthal.  Under the provisions of the Rosenthal Agreement, ICG Inc. was obligated to pay to Rosenthal 3% of its net sales for the first two years after the Closing Date and 2% of its net sales for the three year period thereafter.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began to operate a competing temporary placement firm. The Company expects that this will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, in the second fiscal quarter of 2012 the Company reduced its estimate of the liabilities related to the payout provisions of the Rosenthal Agreement by $713,000 due to the facts described above.

Due to this expected reduction in ICG Inc.’s cash flow streams, in August 2012 the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay $79,000 over an eight week period, 1.5% of net sales through September 7, 2013 and 1.0% of net sales through September 8, 2013.  The renegotiated payment terms were established in order to more accurately make the payments reflect the net cash flows of ICG Inc.  The remaining liability to Rosenthal at September 28, 2012 is $1,436,000, with approximately $319,000 estimated to be payable by September 27, 2013.  While the renegotiation resulted in a change in the timing of the payments to Rosenthal, it did not materially change the estimated total amount due.

ICG Inc. also entered into a non-competition agreement on the Closing Date with the principal of ICG Seller pursuant to which, the principal agreed not to compete with ICG Inc. or solicit its employees or customers for a five-year period commencing on the Closing Date, in exchange for payments by ICG Inc. of 1% of ICG Inc.’s sales revenue during the two year period commencing on the Closing Date.  In August 2012, the Company also renegotiated these payment terms and made a lump sum payment of $28,000 and agreed to the payment of 0.5% of net sales through August 25, 2013.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also incurred $407,000 in acquisition-related costs during Fiscal Year 2011 in connection with this acquisition. As described above, on January 20, 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm. These events have triggered an adjustment to the purchase cost under the acquisition agreement; therefore, the Company has estimated and recognized a total gain of $1,116,000, including the remeasurement of long term debt, offset by the impairment of goodwill of $398,000 and intangible assets of $181,000 in the fiscal year ended September 28, 2012.

The following table shows certain unaudited pro forma results of the Company, assuming the Company had acquired the assets of ICG Seller on October 1, 2010:

	Included in the	Supplemental
	Financial Statements	Pro forma
	of the Company	Consolidated
	December 14, 2010 –	October 1, 2010 –
	September 30, 2011	September 30, 2011

Revenue	$23,490,000	$29,827,000

Net loss from continuing operations	$(626,000)	$(913,000)

Tri-Diamond Staffing, Inc.

On January 31, 2011, the Company completed the Tri-Diamond Acquisition from TSS Corp. through a merger of Tri-Diamond into a wholly-owned subsidiary of the Company. The purchase price for Tri-Diamond was $25,000,000, which was paid through the issuance of 29,411,765 shares of the Company’s common stock to a related party. Tri-Diamond is in the business of providing temporary and permanent employment staffing services and related support services principally to clients in light industrial businesses. The Company incurred $314,000 in acquisition related costs during the first three quarters of fiscal year 2011 in connection with this acquisition. Pursuant to the terms of the Tri-Diamond Acquisition agreement, the Company made a payment to TSS Corp. of $987,000 that is included in the loan payable –related party at September 28, 2012.

TS Staffing Corp.

Pursuant to entering into the TSS Acquisition Agreement, the Company acquired all of the TS Staffing Shares in exchange for the issuance of 34,839,159 shares of Common Stock, the number of shares, valued at $0.8611 per share, equal to $30,000,000, the agreed upon value of TS Staffing’s business operations as of November 21, 2011. The Company incurred acquisition related costs of $409,000 related to the acquisition of TS Staffing during the fiscal year ended September 28, 2012.

A condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the acquisition of TS Staffing for the fiscal year ended September 30, 2011 is presented below:

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H
	Year Ended September 30, 2011
	Corporate
	Resource	TS Staffing
	Services, Inc.	Corp.	Combined
Revenues	$345,231,000	$193,710,000	$538,941,000

Direct cost of producing revenues	291,817,000	174,112,000	465,929,000

Gross profit	53,414,000	19,598,000	73,012,000

Operating expenses	52,354,000	16,868,000	69,222,000

Income from operations	1,060,000	2,730,000	3,790,000

Interest and other expenses	2,903,000	773,000	3,676,000

Net income (loss)	$(1,843,000)	$1,957,000	$114,000

Net income (loss) per common share:
Basic	$(0.03)		$0.00
Diluted	$(0.03)		$0.00

Weighted average shares outstanding:
Basic	67,797,000	34,839,000	102,636,000
Diluted	68,450,000	34,839,000	103,289,000

The following is a summary balance sheet at September 30, 2011:

	September 30, 2011
	Corporate
	Resource	TS Staffing
	Services, Inc.	Corp.	Combined

Current assets	$19,005,000	$8,392,000	$27,397,000

Total assets	$35,777,000	$9,833,000	$45,610,000

Current liabilities	$29,152,000	$8,139,000	$37,291,000

Long-term debt	$2,339,000	$–	$2,339,000

Stockholders’ equity	$4,032,000	$1,694,000	$5,726,000

Table of Content

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

	As of September 30, 2011
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

In Fiscal Year 2012, the Company completed a number of acquisitions and purchases of customer lists at Diamond Staffing which resulted in $702,000 of goodwill, $924,000 of customer lists and $450,000 of non-competition agreements. The Company recorded amortization expense of $1,528,000 and $2,119,000 for the years ended September 28, 2012 and September 30, 2011, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the 2013, 2014, 2015, 2016, 2017 Fiscal Years and thereafter is $1,108,000, $879,000, $801,000, $725,000, $531,000 and $1,952,000, respectively.

The Company performed its latest annual impairment analysis as of September 28, 2012, and will continue to test for impairment annually. While no impairment was indicated as of September 28, 2012,  in January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm (see Note 3). Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, for Fiscal Year 2012.The Company also measures impairment, as conditions warrant, throughout the Fiscal Year.

5.         Related Parties

Commencing August 2010, TS Employment, Inc. (“TS Employment”) began providing professional employer services to the Company. Professional employer services rendered include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. Due to the timing and payment of invoices received, the aggregate amount payable to TS Employment for such services, was $15,168,000 and $8,955,000 as of September 28, 2012 and September 30, 2011, respectively.

The Company pays an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by TS Employment for Fiscal

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year 2012 and Fiscal Year 2011 was $581,246,000 and $292,096,000, respectively. TS Employment charges the Company its current market rate for services, which is consistent with the amounts that it charges its other customers. The Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $11,442,000 on September 30, 2011. On October 1, 2011, the Company and Tri-State agreed to convert this related party payable to a related party loan payable, the principal amount which would be increased or decreased by subsequent borrowings or repayments, and charge each affiliate interest at the rate of 12% per annum. On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12,000,000 of this loan payable into 25,962,788 shares of the Common Stock, at a value per share of $0.4622. On July 31, 2012, the Company TS Employment agreed to convert an additional $2,100,000 of this loan into 4,543,488 shares of the Common Stock, at a value per share of $0.4622.  This conversion is reflected in the loan payable—related party balance, after giving effect to the conversions noted above, of $7,711,000 as of September 28, 2012 (see Note 12).    The Company recognized $925,000 of related party interest expense for Fiscal Year 2012.

6.            Property and Equipment

At September 28, 2012 and September 30, 2011 property and equipment consisted of the following:

	September 28,	September 30,
	2012	2011

Furniture and fixtures	$1,842,000	$1,765,000
Office equipment	41,000	41,000
Computer equipment	239,000	182,000
Software	169,000	5,000
Leasehold improvements	22,000	22,000
	2,313,000	2,015,000
Less accumulated depreciation and amortization	1,280,000	942,000
	$1,033,000	$1,073,000

September 30, 2011 was restated for $405,000 of furniture and fixtures at TSS Corp., net of $252,000 of accumulated depreciation for a net asset balance of $153,000.  The Company recorded depreciation expense for the years ended September 28, 2012 and September 30, 2011 of $338,000 and $342,000, respectively.  The year ended September 30, 2011 was restated to include $108,000 of depreciation expense from TSS Corp.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         Debt

Debt at September 28, 2012 and September 30, 2011 is summarized as follows:

	September 28,	September 30,
	2012	2011
Long-term debt:
ICG Inc. acquisition (i)	$1,538,000	$2,938,000
ICG Inc. revolving credit facility and term loan (ii)	–	1,790,000
CRD acquisition (iii)	552,000	1,034,000
Debt from Diamond Staffing purchases (iv)	1,463,000	377,000
Other debt	50,000	50,000
Total	3,603,000	6,189,000
Less current maturities	1,347,000	3,850,000
Non-current portion	2,256,000	2,339,000

Related party long-term debt:
CRD acquisition (v)	750,000	750,000
18% unsecured convertible note (vi)	–	100,000
Demand loans (vii)	8,000	8,000
Total	758,000	858,000
Less current maturities	758,000	858,000
Non-current portion	–	–

Total long-term debt	4,361,000	7,047,000
Less current maturities	2,105,000	4,708,000
Total non-current portion	$2,256,000	$2,339,000

(i)

In connection with the ICG Acquisition, consummated on December 14, 2010, the Company incurred debt payments of an estimated $3,641,000, which included an agreement to pay $183,000 to Rosenthal for amounts owed to it by ICG Seller on the Closing Date.  Such amounts were paid in installments from January to July, 2011. ICG Inc. also entered into the Rosenthal Agreement. The Company originally estimated the value of the payments under the Rosenthal Agreement to be $3,458,000.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began to operate a competing temporary placement firm (see Note 3). The Company expects that this will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, the Company reduced the estimate of the liabilities related to the payout provisions of the Rosenthal Agreement by $713,000 due to the facts described above (see Note 3) in the second fiscal quarter of 2012.  In August 2012, the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay $79,000 over an eight week period, 1.5% of net sales through September 7, 2013 and 1.0% of net sales through September 8, 2013 (see Note 3).  The remaining liability to Rosenthal at September 28, 2012 is $1,436,000, with approximately $319,000 estimated to be payable by September 27, 2013.  While the renegotiation changed the timing of the estimated payments it did not materially change the estimated total amount due.

Additionally, on the Closing Date, ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. was obligated to pay 1% of its net sales for two years. The Company originally estimated the value of these payments to be $533,000 and reduced this estimate by $53,000 due to the facts described above (see Note 3) in the second fiscal quarter of 2012. In August 2012, the Company also renegotiated these payment terms and made a lump sum payment of $28,000 and agreed to payment 0.5% of net sales through August 25, 2013 (see Note 3).  The remaining liability to the former owner at September 28, 2012 is $102,000, all of which is payable by September 27, 2013.

Payments aggregating $634,000 were paid against the acquisition debt during fiscal year 2012.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii)

On December 14, 2010, ICG Inc. entered into a two year $4,200,000 revolving credit facility. On October 18, 2011, ICG Inc. effectively refinanced this debt by entering into a trade accounts receivable purchase agreement with Amerisource (See Note 5).

(iii)

In connection with CRD’s acquisition of certain assets of GT Systems for $3,000,000 consummated on April 5, 2010, the Company paid $750,000 at closing, with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3,000,000 has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Common Stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  As of September 28, 2012 the Company believes that its indemnity for amounts paid on behalf of GT Systems (included in other assets) approximated the amounts owed to Rosenthal.  However, the Company has established an allowance for this asset for the potential uncollectibility of these indemnifiable costs.

(iv)        Diamond Staffing has made a number of purchases of businesses and customer lists that have included payment streams accounted for as long term debt.   In Fiscal Year 2011, the Company incurred $400,000 of debt to the seller payable in thirty-nine monthly installments of $11,108 beginning in August 2011.  Aggregate payments of $134,000 were made against this debt in Fiscal Year 2012.  Additionally in Fiscal Year 2012, we have made three acquisitions that incurred $1,585,000 in future payments based on net sales, which has been accounted for a long term debt.  Aggregate payments of $370,000 were made against this debt in Fiscal Year 2012.  Also, in Fiscal Year 2012, the Company paid $450,000 for customer lists that incurred $100,000 of long term debt.  No payments have been made against this debt through September 28, 2012.

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

(vii)     Demand loans consist of amounts due to an affiliate of a former director and officer of the Company, as well as a former director of the Company. The amounts were not subject to interest and are classified as short-term loans and are due and payable upon demand. The Company is contesting the remaining amounts due under this obligation.

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

The aggregate amounts of debt maturing after September 28, 2012 are as follows:

Years Ending on Friday closest to September 30th:
2013	$2,182,000
2014	460,000
2015	353,000
2016	357,000
2017	362,000
Thereafter	647,000
Total	$4,361,000

The Company must generate sufficient levels of positive net cash flows in order to service its debt and to fund ongoing operations. As of September 28, 2012 current assets exceeded current liabilities by $608,000. Additionally, subsequent to September 28, 2012, the

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has been engaging in several activities to further increase its working capital including obtaining forbearance agreements or restructuring of its debt, issuing unregistered common stock in exchange for debt, and seeking additional reductions in operating expenditures and increases in operating efficiencies.

8.            Stock-Based Compensation

In September 2007, the Company’s Board of Directors adopted the Accountabilities Equity Incentive Plan (“the Plan”). The Plan provided for the grant of stock options, stock appreciation rights and restricted stock awards to employees, directors and other persons in a position to contribute to the growth and success of the Company. A total of 2,000,000 shares of common stock were authorized for issuance under the Plan, and as of September 28, 2012 grants with respect to 1,488,000 shares had been made.

During April 2007, 585,000 shares of restricted common stock were granted to certain employees prior to the adoption of the Plan as restricted stock awards. Restricted stock award vesting is determined on an individual grant basis. Of the shares granted, 500,000 vested over five years and 85,000 vested over three years.

Effective October 22, 2009, the Company’s Board of Directors terminated the Plan. However, any unvested stock grants outstanding at the time of the Plan’s termination will continue to vest in accordance with the terms of the Plan.

A summary of the status of the Company’s nonvested shares and the changes during the last two Fiscal Years are presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested at September 30, 2010	297,000	$0.33
Vested	(153,000)	0.33
Forfeited	(44,000)	0.30
Nonvested at September 30, 2011	100,000	0.33
Vested	(100,000)	0.33
Forfeited	–	–
Nonvested at September 28, 2012	–	$–

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

During the year ended September 28, 2012, the Company granted 300,000 restricted shares of the Company’s common stock to an executive officer pursuant to his employment agreement.  For the year ended September 30, 2011,  the Company issued 750,000 restricted shares of its common stock, and 555,000 restricted stock units in connection with the hiring of two executive officers, 60,000 restricted shares were issued to two other employees of the Company and 62,500 shares were issued to an employee in connection with the ICG Acquisition.

For the fiscal years ended September 28, 2012 and September 30, 2011, compensation expense relating to restricted stock awards was $275,000, including the accelerated vesting of 185,000 restricted units and $37,000 of stock compensation expense related to an agreement with a former officer of the Company, and $747,000, respectively. As of September 28, 2012, there was $14,000 of total unrecognized compensation cost. That cost is expected to be recognized as an expense over the remaining period of less than three years. The total fair value on the vesting date of the shares that vested during the year ended September 28, 2012 was $317,000.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.            Concentrations of Credit Risk

At times, cash balances on deposit exceed federally insured limits; however, to date, the Company has not experienced any losses in such accounts and management believes that the risk of loss is negligible. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable. However, concentration of credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses. To reduce credit risk, the Company performs credit checks on its customers. No single customer accounted for more than 10% of revenue for the years ended September 28, 2012 and September 30, 2011.

10.            Sales of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when they entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”) and ICG Inc. entered into a similar agreement on October 18, 2011. As of September 28, 2012, the maximum aggregate amount of trade receivables that could be sold by our participating subsidiaries to Wells Fargo and its participating lender in the aggregate was $67,500,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of September 28, 2012 and September 30, 2011, trade receivables of $60,449,000 and $39,141,000, restated to include $13,339,000 from TSS Corp., respectively, had been sold and remained outstanding with Wells Fargo. Amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) and due to the Company from Wells Fargo totaling $6,192,000 and $4,772,000, restated to include $1,619,000 from TSS Corp., were outstanding as of September 28, 2012 and September 30, 2011, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.

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

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $2,888,000 and $2,463,000 for the fiscal years ended September 28, 2012 and September 30, 2011, restated to include $773,000 for TSS Corp. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo. Wells Fargo interest expense also included $228,000 from Accountabilities for the fiscal year ended September 30, 2011, respectively, $40,000 of which was termination fees.

The agreements Accountabilities and ICG Inc. entered into with Amerisource on June 13, 2011 and October 18, 2011, respectively, have a term of two years and a maximum borrowing amount of $7,500,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings at Accountabilities and ICG Inc., respectively. As of September 28, 2012 and September 30, 2011, there were $8,519,000 and $5,323,000 of trade accounts receivable sold in the aggregate that remain outstanding.  The Amerisource Collected Reserve totaled $1,766,000 and $661,000 at September 28, 2012 and September 30, 2011, respectively. The Company incurred interest on these borrowings of $1,214,000 and $173,000 for the years ended September 28, 2012 and September 30, 2011, respectively.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.            Income Taxes

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following:

	September 28,	September 30,
	2012	2011
Deferred tax assets:
Net operating losses	$2,738,000	$1,869,000
Accounts receivable	(1,236,000)	–
Restricted stock	(99,000)	131,000
Goodwill, customer lists and relationships and non-compete and solicit agreements	3,118,000	1,277,000

Valuation allowance	(1,502,000)	(2,328,000)
	3,019,000	949,000
Deferred tax liabilities:
Goodwill, customer lists and relationships and non-compete and solicit agreements	3,019,000	949,000
	$–	$–

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

Concluding that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the Company’s cumulative losses, the Company concluded that a full valuation allowance was required as of September 28, 2012 and September 30, 2011.

Since the Date of Inception the Company has accumulated U.S. Federal and state net operating loss carryforwards of approximately $6,846,000  that expire at various dates through 2032. The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate as follows:

	Years Ended
	September 28,	September 30,
	2012	2011
U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)%	(6.0)%
Stock based compensation valuation	6.7%	6.7%
Change in valuation allowance	33.3%	33.3%
Effective tax rate	–%	–%

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.            Supplemental Disclosure of Cash Flow Information

	Years Ended
	September 28,	September 30,
	2012	2011
Cash paid for interest	$4,102,000	$2,939,000
Non-cash investing and financing activities:
Fair value of shares issued for TS Staffing	30,000,000	–
Fair value of shares issued for Diamond Acquisition	–	25,000,000
Conversion of loans payable to related party to unregistered common shares	14,100,000	–
Loan payable to related party – net	11,442,000	–
Advances from related party – net	(11,442,000)	–
Assets acquired for issuance of debt	1,685,000	7,237,000
Amortization of deferred financing fees	66,000	29,000
Conversion of accrued interest to unregistered common shares	–	40,000
Non-cash operating and financing activities from acquisitions accounted for as pooling-of-interests:
Accounts payable and accrued liabilities	(6,139,000)	(867,000)
Trade accounts receivable including unbilled receivables	5,811,000	–
Loan payable – related party – net	580,000	–
Additional paid-in capital	(1,988,000)	2,222,000
Due from financial institution	1,736,000	–
Advances from related party – net	–	(1,355,000)

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

Unremitted Payroll Taxes

Prior to the holding company reorganization, Accountabilities was notified by the IRS and certain state taxing authorities that a business operated through Accountabilities corporate entity, which had ceased operations at the end of 2004, had accumulated liabilities for unremitted payroll taxes for calendar year 2004. Consequently, we recorded the amount management believed would be ultimately due to settle this liability based upon our knowledge of the events and circumstances at the time. In June 2011, the Company agreed to pay $156,000 in full settlement of this matter.

Table of Content

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

At September 28, 2012, the Company had operating leases, primarily for office premises, expiring at various dates through September 2017. Future minimum rental commitments under operating leases are as follows:

Years Ending on Friday closest to September 30:
2013	$2,002,000
2014	1,769,000
2015	1,043,000
2016	919,000
2017	78,000
Thereafter	20,000
Total	$5,831,000

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

14.            Subsequent Events

On October 10, 2012, John Messina, the President and Chairman of the Board, was named Chief Executive Officer of the Company.  In addition, Michael J. Golde, Chief Financial Officer of the Company, was named Treasurer of the Company and Gina L. Russo, Esq. was named Secretary of the Company.

On October 11, 2012 the Company entered into a Business Advisory Consulting Agreement (the “Consulting Agreement”) with Spruce Goose, Inc. (the “Consultant”) effective as of October 11, 2012.  The Consultant is an affiliate of James Altucher, a member of the Board.  The Consultant has certain securities and analytical expertise which the Company believes will be beneficial to executing the Company’s strategic plans.

Under the Consulting Agreement, the Company will compensate the Consultant by (a) paying a retainer fees over the 13-month term of the Agreements; (b) issuing 2,000,000 shares of the Common Stock – 1,000,000 immediately and 100,000 shares per month each month from January through October 2013; and (c) issuing options to purchase up to 1,000,000 additional shares at the current market price, vesting in bi-monthly increments over 14 months, and exercisable over 26 months.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 28, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, our management concluded that as of September 28, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Company is not required to provide an attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

In connection with management’s prior reviews of its internal control over financial reporting, we have made the following changes during Fiscal Years 2011 and 2012 to address previously identified material weaknesses, which are reasonably likely to materially improve our internal control over financial reporting: a) we have hired a Chief Financial Officer and Controller, b) we updated certain of our documentation of accounting procedures for significant accounting processes such as billings, cash receipts, payroll, accounts payable, cash disbursements, equity accounting, debt accounting and general ledger transactions, c) we have instituted additional review and approval procedures for general ledger account reconciliations and journal entries, and d) we have instituted additional review and approval procedures for cash disbursements.

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

Name	Age	Title

John Messina	45	President, Chief Executive Officer and Chairman
Michael J. Golde	44	Chief Financial Officer and Treasurer
Gina L. Russo, Esq.	28	Secretary
Mark S. Levine	51	Chief Operating Officer
Frank Vaccaro	56	President of Sales
Joseph Cassera	53	Director
Dr. Anthony John Polemeni	77	Director
James Foley	50	Director
James Altucher	44	Director
Robert Cassera	50	Director

John Messina was appointed President in March 2009,  Chairman of the Board on May 21, 2012 and Chief Executive Officer on October 10, 2012. Mr. Messina joined the Board in April 2007 and has served as Executive Vice President of TSE since January 1998. Mr. Messina has been employed by TSE since 1997. Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses. Mr. Messina brings extensive experience in temporary staffing services, as well as executive management and entrepreneurial experience to the Company.

Michael J. Golde was appointed Chief Financial Officer on May 21, 2012 and Treasurer on October 10, 2012.  Prior to starting work with the Company as Vice-President of Finance in January 2012, Mr. Golde had served as the Chief Financial Officer of Wimba, Inc. from October 2007 to June 2009 and Integra Realty Resources, Inc. from July 2009 to January 2012.  In addition, from February 2011 to January 2012 he was the President and Chief Executive Officer of Multiple Intelligence, Inc. a provider of financial and accounting, business valuation and merger and acquisition advisory services and Chief Financial Officer of Canrock Ventures, LLC.  Mr.  Golde has a total of over 20 years of financial and accounting experience including as Controller of Randstad North America from 1994 to 1999 and Chief Financial Officer of Accretive Solutions from 1999 to 2007.    Mr. Golde received a Bachelor of Business Administration and a Master of Business Administration from Pace University in 1990 and was a Senior Associate at Coopers & Lybrand (now PricewaterhouseCoopers) from 1990 to 1994.

Gina L. Russo, Esq. was appointed Secretary on October 10, 2012 and is an attorney duly admitted in New York and New Jersey. She specializes in corporate law and labor and employment law. Ms. Russo joined TSE in 2007 and has served as Assistant General Counsel to Tri-State since May 2008. She received a Bachelor of Arts from Marist College and a Juris Doctor from Brooklyn Law.

Mark S. Levine has served as Chief Operating Officer of Accountabilities since February 2007 and became the Company’s Chief Operating Officer on May 21, 2012 . From 2001 until joining the Company, he served as Executive Vice President of Accretive Solutions, Inc., a professional staffing services firm. From 1997 until 2001, he was Chief Marketing Officer of Stratus Services Group, Inc., a national staffing firm. From 1995 until 1997, Mr. Levine was Regional Vice President of CoReStaff Services, Inc., a staffing services provider. From 1993 until 1995, Mr. Levine was employed in various capacities by Norrell Services, including Regional Vice President. Mr. Levine brings his extensive experience in the temporary staffing industry and management to the Company

Frank Vaccaro was appointed President of Sales on January 31, 2011. Mr. Vaccaro previously served as the Chief Executive Officer and President of Diamond Staffing (which entity was acquired by the Company on January 31, 2011) since January 2009, and in February 2010 was appointed as the Company’s Senior Vice President of Sales, a position that he filled in a part-time capacity. Beginning in 2003 through December 2008, Mr. Vaccaro was President and the primary shareholder of a national staffing company, also named Diamond Staffing.

Joseph Cassera has served as a Director of the Company since September 2009. Mr. Cassera has served as Vice President of Operations of TSE since January 2001. Prior to joining TSE, Mr. Cassera served as the Senior Network Administrator overseeing information technology operations and other wide area network activities for Siemens AG from 1986 to September 2001. Mr. Cassera brings extensive experience in temporary staffing and information technology to the Company. Mr. Cassera is the brother of Robert Cassera.

Dr. Anthony John Polemeni was elected to the Board on September 23, 2011. Dr. Polemeni is an “independent director” in accordance with the independence standards of the NASDAQ Stock Market that are utilized by the Board in making director independence determinations. Dr. Polemeni has been a Vice President and Dean of Touro College, School of Education, Psychology and Health Sciences since 2001. He is the President of the Negotiating Organization for Administrative Personnel for the Glen Cove School District in New York and is certified as a Permanent NYS Superintendent, Permanent NYS High School Principal and a Permanent NYS High School Supervisor. Dr. Polemeni graduated with a Ph.D from St. John’s University, an M.A. from Columbia University and a B.A. from St. Francis College. In addition to his primary background in education, Dr. Polemeni has been a successful entrepreneur, starting up businesses in New Jersey. Dr. Polemeni brings his experience and understanding of heading significant organizations and businesses to the Company.

James Foley was named to the Board on May 21, 2012.  Mr. Foley has been Chief Operating Officer of TSE since 1997 (as well as Chief Financial Officer from 1997 to 2004) and consults with the Board on insurance and operational matters as well as assisting our management team in acquisitions and other valuations.  Prior to joining TSE, Mr. Foley was a Financial Risk Manager in the Treasury Department of Chase Manhattan Bank, N.A.  Mr. Foley has a B.A. in Economics from Wagner College.

James Altucher was named to the Board on September 13, 2012 and brings a wide range of investment experience to the Company.  He was the founder of Stockpickr LLC and served  as its Chief Executive Officer from June 2006 to April 2007 when it was acquired by thestreet.com, where  Mr.  Altucher remained through March 2009.  From March 2009 to September 2010, he was a member of the board of directors of Bit.ly, Inc., a URL shortening and bookmarking service, and has served on the board of directors of Optimal, Inc., a social meeting advertising and analytics platform, since November 2012.  In addition, Mr. Altucher was a managing partner at Formula Capital Management LLC, an alternative asset management firm that runs a fund of hedge funds, from November 2004 to January 2010. He also is a columnist for the Financial Times as well as other blogs and publications and the author of the books Trade Like a Hedge Fund,  Trade Like Warren Buffett and SuperCa$h. Previously, Mr. Altucher was a managing partner at technology venture capital firm 212 Ventures and was the founder of Vaultus and Reset Inc. He holds a bachelor's degree from Cornell and was a doctoral candidate at Carnegie Mellon University.

Robert Cassera has served as a Director of the Company since February 2009. Mr. Cassera is the founder, sole owner, and has been the president and director of TSE since 1993. TSE itself and through several wholly-owned subsidiaries, including TSE-PEO and TS Employment, primarily offers professional employer organization related services to privately-held and public companies, as well as to other professional employer organizations. Mr. Cassera brings extensive entrepreneurial, temporary staffing and management experience to the Company. Mr. Cassera is the brother of Joseph Cassera.

Code of Ethics and Business Conduct Policy

Although turnover in our management team has prevented us from doing so in recent years, we intend to adopt a Code of Ethics and Business Conduct Policy (the “Code of Ethics”) that will apply to all of our directors, executive officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers, early in 2013. Once adopted, we intend to disclose the Code of Ethics, and any subsequent amendments thereto (other than technical, administrative or non-substantive amendments), and any waivers of provisions contained in our Code of Ethics for directors, executive officers or employees, on our website at www.crsco.com.

Audit Committee and Audit Committee Financial Expert

In May 2008, the Board assumed the responsibilities of the Audit Committee after the departure of independent directors that served on the Board and the Audit Committee. We do not currently have an Audit Committee Financial Expert but expect to appoint a new independent director to the Board that will be qualified to serve as our Audit Committee Financial Expert in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Based on our review of the copies of such forms that we have received, we believe that all of our executive officers, directors and persons owning more than ten percent of our common shares complied with all filing requirements applicable to them with respect to events or transactions during our 2012 Fiscal Year, except that Frank Vaccaro did not file a Form 3 as required and John Messina, Robert Cassera and Mark Levine did not file Forms 4 as required. Each of these individuals intends to make all their necessary filings current as soon as practicable.

ITEM 11.       EXECUTIVE COMPENSATION

Employment Arrangements

Michael J. Golde, Chief Financial Officer

We entered into an employment agreement with Michael J. Golde, our Chief Financial Officer and Treasurer, on January 30, 2012 and amended it on May 21, 2012, when the Board named him Chief Financial Officer.    The amended employment agreement provides for a term of employment beginning on May 21,  2012 and ending on May 21, 2015 with automatic one year renewals. During the term of the agreement, Mr. Golde will receive an annual salary of $294,000, which the Company may increase at its discretion and will be eligible to receive a discretionary bonus, based on his performance if and when determined by the Company’s President, Chief Executive Officer and the Board.  During the term of the agreement the Company will pay him $500 monthly for the expenses incurred for the cost of maintaining an automobile for business use, including lease costs, gas, maintenance and insurance.  In addition, during the term of the agreement Mr. Golde will be entitled to participate in such plans and programs as the Company may adopt from time to time in accordance with the terms of those plans and programs.

Mark S. Levine, Chief Operating Officer

We entered into an employment agreement with Mark Levine, Accountabilities’ Chief Operating Officer, in January 2007, which provided for an annual base salary of $230,000 per annum and entitles Mr. Levine to an annual bonus of $25,000 or 2% of Accountabilities earnings before interest, taxes and amortization, whichever is greater.  In addition, in April 2007, we issued 500,000 shares of restricted stock to Mr. Levine.  In Fiscal Year 2012 these restricted shares became fully vested.  On May 21, 2012, Mr. Levine was named Chief Operating Officer of the Company and his salary was increased to $300,000, which the Company may further increase at its discretion and he may be eligible to receive a discretionary bonus, based on his performance if and when determined by the Company’s President, Chief Executive Officer and the Board.  In addition, Mr. Levine was issued 300,000 shares of the Company’s common stock that vested immediately. During his tenure, Mr. Levine will be entitled to participate in such plans and programs as the Company may adopt from time to time in accordance with the terms of those plans and programs.  The agreement with Mr. Levine has an indefinite term, unless terminated by either party, and provides that Mr. Levine is entitled to three months’ severance pay, payable over a three month period if he is terminated without cause.  If Mr. Levine terminates the agreement, he shall not be entitled to any severance pay.  As of September 28, 2012, the amount of severance compensation that would be payable to Mr. Levine in the event of a termination without cause would be $75,000.

Frank Vaccaro, President of Sales

On January 31, 2011, we entered into an employment agreement with Frank Vaccaro, our President of Sales. The employment agreement provides for an initial term of employment of five years, with an additional renewal period of three years unless either the Company or Mr. Vaccaro deliver prior written notice to the other at least 60 days in advance of completion of the initial five-year term. During the first year of employment, Mr. Vaccaro will receive an annual salary of approximately $1,125,000, and during the remaining period of employment, Mr. Vaccaro will receive an annual salary of $750,000.    Mr. Vaccaro’s employment agreement provides that for each year that he remains employed through the end of the Fiscal Year he will receive a bonus equal to 0.1% of the amount that (i) the aggregate amount of revenue received by the Company’s subsidiaries (other than any newly acquired businesses during the fiscal year of acquisition, if acquired after January 31, 2011) during the applicable fiscal year exceeds the aggregate amount of revenues received by such subsidiaries during the immediately preceding Fiscal Year, and (ii) with respect to any newly acquired businesses during the fiscal year of acquisition, acquired after January 31, 2011, the revenue generated by such business after the date of acquisition in the amount that it exceeds a pro-rated amount of such new business’ revenue in the twelve-month period prior to the acquisition by the Company.

Mr. Vaccaro’s employment agreement also provided that he will receive an initial grant of 750,000 shares of common stock prior to March 2, 2011, annual reimbursement for a $5,000,000 personal life insurance policy, a car allowance of $2,500 per month and four weeks paid vacation per year.

Mr. Vaccaro’s employment agreement provides that it will be terminated by his death and may be terminated by the Company upon his disability or for “cause”. Upon termination of Mr. Vaccaro’s employment or upon his disability or if the termination of his employment is deemed “without cause” (as defined in his employment agreement), Mr. Vaccaro will be entitled to receive, (i) his salary for the remainder of the initial year if the termination occurs within the first year of Mr. Vaccaro’s employment, and (ii) $750,000 if the termination occurs after the first year of his employment, in each case payable over a twelve-month period, less applicable taxes and withholding. The Company will also pay to or on behalf of Mr. Vaccaro during such 12 month period the premium cost for COBRA continuation of family medical insurance coverage, the premium for his life insurance policy and the car allowance.

For a description of the compensation paid to Mr. Messina, our Chief Executive Officer,  President and Chairman of the Board,   please see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Summary Compensation Table

The following table sets forth information concerning the total compensation awarded to, earned by or paid during the fiscal years ended September 28, 2012 and September 30, 2011 to our Chief Executive Officer, and our two next most highly compensated executive officers, whom we sometimes refer to herein as the “Named Officers”.

							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred	All Other
Name and	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation
Principal Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)(2)	Total
John P.	2012	$140,000	(1)	$–	$–	$–	$–	$–	$–	$140,000
Messina
Chief	2011	–		–	–	–	–	–	–	–
Executive
Officer,
President and
Chairman

Frank	2012	854,000		–	–	–	–	–	99,000	953,000
Vaccaro
President of	2011	1,093,330		–	477,750	–	–	–	93,439	1,664,519
Sales

Mark S.	2012	277,000		25,000	138,000	–	–	–	30,000	470,000
Levine
Chief	2011	197,000		5,000	–	–	–	–	29,000	231,000
Operating
Officer

(1)      Beginning on January 1, 2012 Mr.  Messina began receiving compensation from the Company in addition to his salary from TSE.

(2)        Represents automobile lease payments and health, life and disability insurance premiums paid by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers as of September 28, 2012:

OUTSTANDING EQUITY AWARDS

	Option Awards						Stock Awards
									Equity	Equity
									Incentive	Incentive
									Plan	Plan
									Awards:	Awards:
				Equity					Number	Market or
				Incentive					of	Payout
				Plan				Market	Unearned	Value of
				Awards:			Number of	Value of	Shares,	Unearned
		Number of	Number of	Number of			Shares or	Shares or	Units	Shares,
		Securities	Securities	Securities			Units of	Units of	or Other	Units or
		Underlying	Underlying	Underlying			Stock	Stock	Rights	Other
		Unexercised	Unexercised	Unexercised	Option		That	That	That	Rights
	Date	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	That Have
	Date of	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Not Vested
Name	Grant	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (3)	(#)	($)
John		–	–	–	$–			$	–	$–
Messina		–	–	–	–				–	–

Frank		–	–	–	–				–	–
Vaccaro		–	–	–	–				–	–

Mark		–	–	–	–				–	–
Levine		–	–	–	–				–	–

Compensation of Our Board of Directors

The members of the Board did not receive any compensation for such service during Fiscal Year 2012.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 14, 2012 with respect to our common stock that is beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of the shares of common stock, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the mailing address for each person listed in the table is 160 Broadway, 11th Floor, New York, NY 10038.

	Amount and		Percentage
	Nature of		of
	Beneficial		Outstanding
Name	Ownership		Shares(1)
John Messina	270,200		*
Michael J. Golde	5,000		*
Frank Vaccaro	750,000		*
Mark Levine	1,012,500		*
Joseph Cassera	200		*
Dr. Anthony John Polemeni	–		*
James Foley	200		*
James Altucher	1,000,000		*
Robert Cassera	121,945,004	(2)	90.5%
All Executive Officers and Directors as a Group (10 persons)	124,983,104		92.7%
Tri-State Employment Services, Inc. and related persons	123,122,132	(3)	91.3%

*Less than 1%

(1)Percentages are based on the 134,798,659 shares of common stock outstanding as of December 14, 2012 and exclude 1,934,331 shares of common stock held in escrow to secure CRD’s payment obligations to Rosenthal in connection with the acquisition of GT Systems. The 1,934,331 shares of common stock are neither treated as outstanding for our financial statements, nor included in the number of our shares of common stock outstanding on the cover page of this Annual Report.

(2)Includes 30,472,676 through TS Employment and 18,631,767 shares of common stock owned through TSE which amounts are included in the ownership reflected in the amount of shares of common stock owned by TSE in the table above.

(3)  Based on Amendment No. 6 to the Schedule 13D filed with the SEC on January 6, 2012 by Robert Cassera, an individual, John P. Messina, Sr., Thomas Cassera, Peter Ursino and his wife, Maria Ursino, John Trippiedi and his wife, Yolanda Trippiedi, Jay Schecter, Jason Scheff, Paul Capozio and his wife, Linda Capozio, Joseph Cassera, TS Employment and TSE. Includes 30,472,676 shares of common stock beneficially owned by TS Employment, 18,631,767 shares of common stock beneficially owned by TSE and 72,840,561 shares of common stock beneficially owned by Robert Cassera. Robert Cassera has sole voting and dispositive power of the shares of Stock owned by TSE and TS Employment by reason of his direct ownership and control of such entity and these shares of common stock are included in the number of shares reported as owned by Robert Cassera in the table above. Includes 270,200 shares of Stock beneficially owned by Mr. Messina, over which Messina has sole voting and dispositive power, and such shares represent the number of shares of common stock reported as owned by Mr. Messina in the table above. Includes 490,800 shares of common stock beneficially owned by Mr. Thomas Cassera, over which Mr. Thomas Cassera has sole voting and dispositive power. Includes 30,400 shares of common stock beneficially owned by Mr. & Mrs. Ursino, over which they each share voting and dispositive power. Includes 12,200 shares of common stock beneficially owned by Mr. & Mrs. Trippiedi, over which they each share voting and dispositive power. Of the shares beneficially owned by Mr. & Mrs. Trippiedi, 8,000 are owned of record by two accounts of which Mr. & Mrs. Trippiedi are custodians created pursuant to the Uniform Gift to Minors Act for the benefit of their two children. Includes 70,000 shares of common stock beneficially owned by Mr. Schecter, over which he has sole voting and dispositive power, and such shares represent the number of shares of common stock reported as beneficially owned by him in the table above. Includes 88,517 shares of common stock beneficially owned by Mr. Scheff, over which he has sole voting and dispositive power. Includes 214,811 shares of common stock beneficially owned by Mr. & Mrs. Capozio, over which they each share voting and dispositive power. Includes 200 shares of common stock beneficially owned by Mr. Joseph Cassera, over which he has sole voting and dispositive power.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We entered into a Master Service Agreement with each of TS Employment and TSE-PEO on August 27, 2010 which agreements provide for the provision of professional employer services for Accountabilities, CRD and Insurance Overload and other subsidiaries that may be identified from time to time. TS Employment and TSE-PEO are affiliates of TSE, which is wholly-owned by Robert Cassera, a director of the Company. Additionally, TSE was the beneficial owner of approximately 91.3% of our outstanding common stock as of the date hereof. The professional employer services rendered include providing payroll services, benefits and workers’ compensation insurance coverage. These arrangements allow us to mitigate certain insurance risks and obtain employee benefits at more advantageous rates. The aggregate amount of costs charged by TSE-PEO and TS Employment under the Master Services Agreements, and TSE-PEO under the Client Service Agreement during the fiscal years ended September 28, 2012 and September 30, 2011 were $581.2 million and $292.1 million, respectively, inclusive of payroll, withholding taxes and workers’ compensation costs. TS Employment and TSE-PEO charge us the current market rate that each such entity charges its other customers.  Mr. Messina receives, pursuant to TSE’s standard commission policies, commission based payments from TSE equal to 0.15% of the gross payroll portion of the costs Accountabilities pays to TS Employment and TSE-PEO. Mr. Messina also receives commission based payments from TSE that equal 0.33% of the gross payroll portion of the costs Insurance Overload pays to TS Employment and TSE-PEO.

On January 31, 2011, the Company consummated the Agreement and Plan of Merger among it, Diamond Staffing, Tri-Diamond, the former sole owner of all of the outstanding shares of TS Staffing Corp. (the predecessor of TS Staffing Services, Inc.), and Diamond Staffing, Inc., a wholly-owned subsidiary of Tri-Diamond. Pursuant to the agreement, Tri-Diamond was merged into Diamond Staffing, with Diamond Staffing continuing on as the surviving entity.  The $25 million purchase price for Tri-Diamond, which was based on the valuation of a third-party valuation firm, was paid by the issuance of 29,411,765 shares of unregistered shares of our common stock to TS Staffing Corp.  At the time of the transaction, TS Staffing Corp. was wholly-owned by Robert Cassera, a member of the Board.  The shares were subsequently transferred into the name of Mr. Cassera, who was the beneficial owner of approximately 92.0% of the Company’s outstanding shares of common stock as of September 28, 2012.

On November 21, 2011, the Company entered into the TS Staffing Acquisition with TS Staffing, a Texas corporation, and Robert Cassera, the sole shareholder of TS Staffing.  To our knowledge, TS Staffing was incorporated in the mid-1990s and has grown since then through internal growth and acquisitions.  Pursuant to the terms of the agreement, we acquired all of the issued and outstanding shares of common stock of TS Staffing in exchange for 34,839,159 shares of our common stock valued at $30 million, the agreed upon value of the business operations of TS Staffing as of November 21, 2011. Such valuation was determined by an independent appraisal firm and approved by an independent member of the Board.  The shares were issued to Mr. Cassera.  After the TS Staffing Acquisition, TS Staffing became a wholly-owned subsidiary of the Company.

On August 27, 2010 and January 31, 2011, we acquired Tri-Overload and Tri-Diamond from TS Staffing Corp. for 8,589,637 and 29,411,765 shares of our common stock, respectively.  When we acquired TS Staffing on November 21, 2011, 38,001,402 of our shares were issued to TS Staffing’s owner, Mr. Robert Cassera, and the same number of shares held by TS Staffing prior to the acquisition were cancelled upon acquisition so that the shares were separated from the assets we acquired with TS Staffing and remained with Mr. Cassera.

Robert Cassera owns all of the outstanding stock of the Tri-State companies.  Tri-State, together with its affiliated persons (including Robert Cassera), is the beneficial owner of approximately 92.0% of the outstanding shares of our common stock as of September 28, 2012.  In addition, John Messina, our Chairman of the Board, President and Chief Executive Officer received $26,233 and $59,075 of commission based payments from TSE related to our company and its subsidiaries in the years ended September 28, 2012 and September 30, 2011, respectively. We have been informed that as of December 31, 2012, Mr. Messina ceased to receive any commission-based payments from TSE relating to our company and its subsidiaries.

The following table provides data with respect to the largest aggregate balances, year ending balances, net proceeds paid and interest paid under our related party loans (amounts in thousands except for interest rates):

Related Party Liabilities	Fiscal Year Ended September 28, 2012				Fiscal Year Ended September 30, 2011				Interest Rate
	Largest Aggregate Balance	Ending Balance	Net Proceeds (Principal Paid)	Interest Paid	Largest Aggregate Balance	Ending Balance	Net Proceeds (Principal Paid)	Interest Paid
Accrued wages and related party obligations – due to related party	$15,168	$15,168	$6,213	$–	$11,731	$8,955	$5,615	$–	–
Current portion of related party long-term debt	858	758	(100)	–	1,009	858	(151)	–	–
Due to related party	–	–	–	–	11,442	11,442	6,346	–	–
Loan payable – related party	13,231	7,711	9.789	925	–	–	–	–	12% per annum

Director Independence

The Board has affirmatively determined that Dr. Polemeni is an “independent director,” as that term is defined under the rules of the NASDAQ Stock Market. All other directors – Messrs. James Altucher, Robert Cassera, Joseph Cassera, James Foley and John Messina – are not independent.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

In May 2008, the Board assumed the responsibilities of the Audit Committee after the departure of independent directors that served on the Board and the Audit Committee.

Our financial statements have been audited by Rosen Seymour Shapss Martin and Company LLP, an independent registered public accounting firm, for the fiscal years ended September 28, 2012 and September 30, 2011. The following table sets forth the aggregate fees billed to us for the years ended September 28, 2012 and September 30, 2011 by our independent auditors for such fiscal years:

	Years Ended
	September 28,	September 30,
	2012	2011
Audit Fees	$154,700	$197,100
Audit-Related Fees	136,400	136,600
Tax Fees	73,300	52,800
All Other Fees	–	–
Total	$364,400	$386,500

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)            Financial Statements.

The index of the financial statements filed herewith is presented on page 20..

 (b)            Exhibit Index.

Number	Description

2.1	Agreement and Plan of Merger dated as of August 27, 2010 by and among TS Staffing Corp., Tri-Overload Staffing, Inc.., Corporate Resource Services, Inc. and Insurance Overload Acquisition Corp. (1)
2.2

Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (2)

2.3

Amendment No. 1, dated as of December 7, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (2)

2.4

Amendment No. 2, dated as of December 13, 2010, to the Foreclosure and Asset Purchase Agreement, dated as of November 12, 2010, by and among Integrated Consulting Group, Inc., North Mill Capital, LLC, Integrated Consulting Group of NY LLC, The Tuttle Agency Inc., The Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Segue Search of New Jersey Inc. and Eric Goldstein (2)

2.5

Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc. (2)

2.6

Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc. (2)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant. (3)
3.2	Amended and Restated By-Laws of the Registrant. (3)

10.1	Account Transfer Agreement dated as of March 1, 2007 between Accountabilities, Inc. and Wells Fargo (20)
10.2	Accountabilities, Inc. Equity Incentive Plan. (3) *
10.3	Services Agreement dated March 29, 2010 by and between Corporate Resource Development Inc. and Noor Associates, Inc. (4)
10.4	Employment Agreement dated March 29, 2010 between Corporate Resource Development Inc. and Habib Noor.* (5)
10.5	Registration Rights Agreement dated as of August 27, 2010 by and between Corporate Resource Services, Inc. and TS Staffing Corp. (6)
10.6	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TSE-PEO, Inc. (7)
10.7	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TS Employment, Inc. (8)
10.8	ICG Participation Agreement, dated as of November 9, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (2)
10.9

Amended and Restated Commission Agreement, dated December 14, 2010, by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc.

10.10	Amended and Restated Consulting Agreement, dated December 14, 2010, by and between Corporate Resource Development Inc. and Eric Goldstein (2)
10.11	Non-Competition Agreement, dated as of December 14, 2010, by and among Integrated Consulting Group, Inc. and Eric Goldstein (2) **
Loan and Security Agreement, dated as of December 14, 2010, between North Mill Capital LLC and Integrated Consulting Group, Inc. (2)
10.13	Account Purchase Agreement, dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc. (9)
10.14	Continuing Guaranty, dated January 31, 2011, executed by Diamond Staffing Services, Inc. in favor of Wells Fargo Bank, National Association (9)
10.15	Accounts Receivable Assignment and Financing Agreement, dated June 13, 2011, between Accountabilities, Inc. and Amerisource Funding, Inc. (20)
10.16	Accounts Receivable Assignment and Financing Agreement, dated October 18, 2011, between Integrated Consulting Group, Inc. and Amerisource Funding, Inc. (20)
10.17	Employment Agreement, dated as of January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro (10)
10.18	Employment Agreement, dated January 30, 2007, by and between Accountabilities, Inc. and Mark Levine (20)
10.19

Executive Employment Agreement dated as of January 30, 2012 and Amendment to Executive Employment Agreement dated as of May 21, 2012, by and between Corporate Resource Services, Inc. and Michael J. Golde (11)

10.20	Account Purchase Agreement, dated August 27, 2010 between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association (12)
10.21	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association (20)
10.22	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association (13)
10.23	Account Purchase Agreement, dated November 2, 2010, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (14)
10.24	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (20)
10.25	Second Amendment to Account Purchase Agreement dated January 1, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (20)
10.26	Third Amendment to Account Purchase Agreement dated March 29, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (15)
10.27	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association (20)
10.28	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association (16)
10.29	Amended and Restated Account Purchase Agreement dated November 21, 2011, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association (17)
10.30	First Amendment to Account Purchase Agreement dated March 29, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association (18)
10.31	Conversion Agreement dated March 30, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.
10.32

Amended and Restated Commission Agreement, dated August 24, 2013 by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc.

10.33	Conversion Agreement dated July 31, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.
10.34	Agreement and Plan of Merger dated as of November 23, 2011 by and among TS Staffing Corp., Mr. RobertCassera, Inc.., Corporate Resource Services, Inc. and TS Staffing Services, Inc. (21)

21.1	Subsidiaries of Corporate Resource Services, Inc. (20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (filed herewith)

101

The following materials from Corporate Resource Services, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, (v) Notes to Consolidated Financial Statements and (vi) Schedule II – Valuation and Qualifying Accounts.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

(1)	Filed as Exhibit 2.1 to the Form 8-K of the Registrant dated September 1, 2010 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-Q of the Registrant dated February 16, 2011 and incorporated herein by reference.

?
(3)	Filed as an Exhibit to the Form 8-K of the Registrant dated January 3, 2012 and incorporated herein by reference.

(4)	Filed as an Exhibit 10.5 to the Form 10-Q of the Registrant dated May 18, 2010 and incorporated herein by reference.

(5)	Filed as an Exhibit 10.6 to the Form 10-Q of the Registrant dated May 18, 2010 and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 of the Form 8-K of the Registrant dated September 1, 2010 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 of the Form 8-K of the Registrant dated September 2, 2010 and incorporated herein by reference.

(8)	Filed as Exhibit 10.2 of the Form 8-K of the Registrant dated September 2, 2010 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Form 8-K of the Registrant dated February 1, 2011 and incorporated herein by reference.

(10)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated February 1, 2011 and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated May 22, 2012 and incorporated herein by reference.

(12)	Filed as Exhibit 10.2 of the Form 8-K of the Registrant dated September 1, 2010 and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated April 23, 2012 and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated November 5, 2010 and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to the Form 8-K of the Registrant dated April 23, 2012 and incorporated herein by reference.

(16)	Filed as Exhibit 10.3 to the Form 8-K of the Registrant dated April 23, 2012 and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated November 25, 2011 and incorporated herein by reference.

(18)	Filed as Exhibit 10.4 to the Form 8-K of the Registrant dated April 23, 2012 and incorporated herein by reference.

(19)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated April 26, 2012 and incorporated herein by reference.

(20)	Filed as an Exhibit to the Form 10-K of the Registrant dated December 21, 2011 and incorporated herein by reference.

(21)	Filed as Exhibit 10.1 to the Form 8-K of the Registrant dated November 23, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

By:	/s/ John P. Mesina, Sr.
John P. Messina, Sr.
Chief Executive Officer

Date: December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Messina, Sr.	Chief Executive Officer, President and Chairman	December 21, 2012
John P. Messina, Sr.

/s/ Michael J. Golde	Chief Financial Officer, Chief Accounting Officer and Treasurer	December 21, 2012
Michael J. Golde

/s/ Gina L. Russo, Esq.	Secretary	December 21, 2012
Gina L. Russo, Esq.

/s/ Joseph Cassera	Director	December 21, 2012
Joseph Cassera

/s/ Dr. Anthony John Polemeni	Director	December 21, 2012
Dr. Anthony John Polemeni

/s/ James Foley	Director	December 21, 2012
James Foley

/s/ James Altucher	Director	December 21, 2012
James Altucher

/s/ Robert Cassera	Director	December 21, 2012
Robert Cassera