Form 10-Q
period 2013-04-05
Corporate Resource Services, Inc.
filed 2013-05-20
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2013

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

The number of shares of Common Stock, $.0001 par value, outstanding as of May17, 2013 was 135,657,000.

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	April 5,	December 28,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash	$253	$279
Accounts receivable, net of allowance for doubtful accounts of $2,857 and $2,974, respectively	9,747	9,028
Due from financial institution	8,383	8,891
Unbilled receivables	14,209	9,542
Prepaid expenses and other current assets	1,329	449
Total current assets	33,921	28,189
Property and equipment, net	1,167	1,133
Other assets	639	428
Intangible assets, net	5,629	5,618
Goodwill	17,661	15,866
Total assets	$59,017	$51,234

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,571	$5,538
Accrued wages and related obligations - due to related party	13,466	9,650
Current portion of long-term debt	2,551	1,385
Current portion of related party long-term debt	750	750
Loan payable – related party	13,760	9,782
Total current liabilities	35,098	27,105
Long-term debt, net of current portion	2,318	1,925
Deferred rent	226	144
Total liabilities	37,642	29,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 137,441 issued and 135,507 outstanding (See Note 7) as of April 5, 2013 (does not include 21,000 shares to be issued upon the increase in the number of authorized shares to 185,000) and 136,766 issued and 134,832 outstanding (see Note 7) as December 28, 2012 (does not include 21,000 shares to be issued upon the increase in the number of authorized shares to 185,000)	14	14
Additional paid-in capital	25,631	26,353
Accumulated deficit	(4,188)	(4,307)
Total stockholders’ equity	21,457	22,060
Noncontrolling interest	(82)	–
Total equity	21,375	22,060
Total liabilities and equity	$59,017	$51,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands)

	Three Months Ended
	April 5,	March 30,
	2013	2012
	(unaudited)

Revenues	$194,218	$144,678

Direct cost of producing revenues purchased from related parties	171,633	127,386
Direct cost of producing revenues	936	995

Gross profit	21,649	16,297

Selling, general and administrative expenses purchased from related parties	15,012	12,591
Selling, general and administrative expenses (including stock-based compensation of $18 and $45 for the three months ended April 5, 2013 and March 30, 2012, respectively)	4,821	4,972
Depreciation and amortization	416	505

Income (loss) from operations	1,400	(1,771)

Interest expense	1,139	1,159
Interest expense – related party	358	338
Acquisition expenses	30	12
Net gain on revaluation of ICG Inc.	–	(537)
Other income	(164)	–

Net income (loss)	37	(2,743)
Less: Net income (loss) attributable to noncontrolling interests	(82)	–

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$119	$(2,743)

Earnings (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average shares outstanding (giving effect to future issuance of share consideration in the Tri-Tel transaction):
Basic	156,003	124,381
Diluted	156,150	124,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balances as of December 28, 2012 (unaudited) (does not include 21,000 shares to be issued upon the increase in the number of authorized shares from 145,000 to 185,000)	136,766	$14	$26,353	$(4,307)	$22,060	$–	$22,060

Adjustment related to pooling-of-interests for related party acquisitions	–	–	(740)	–	(740)	–	(740)
Stock-based compensation	675	–	18	–	18	–	18
Net income for the three months ended April 5, 2013	–	–	–	119	119	(82)	37
Balances as of April 5, 2013 (unaudited) (does not include 21,000 shares to be issued upon the increase in the number of authorized shares from 145,000 to 185,000)	137,441	$14	$25,631	$(4,188)	$21,457	$(82)	$21,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended
	April 5,	March 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$37	$(2,743)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	416	505
Impairment of goodwill and intangible assets	–	579
Bad debt expense	–	84
Stock-based compensation	18	45
Gain on remeasurement of long term debt	–	(766)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(1,335)	1,425
Due from financial institution	508	986
Prepaid expenses and other current assets	(880)	(10)
Other assets	(220)	(122)
Accounts payable and accrued liabilities	(749)	1,403
Unbilled receivables	(4,667)	(3,011)
Accrued wages and related obligations – due related party	3,816	1,740
Straight line rent	82	(28)
Net cash (used in) provided by operating activities	(2,974)	87

Cash flows from investing activities:
Purchases of property and equipment	(172)	(48)
Cash paid for business combinations	(675)	(200)
Net cash used in investing activities	(847)	(248)

Cash flows from financing activities:
Principal payments on long-term debt	(441)	(589)
Short term borrowings	650	–
Loan payable – related party – net	3,586	899
Advances from related party – net	–	(61)
Net cash provided by financing activities	3,795	249

Change in cash	(26)	88

Cash at beginning of period	279	137

Cash at end of period	$253	$225

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

The Company provides these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 231 staffing and on-site facilities in 42 states and the District of Columbia.  Our headquarters are in New York City.

The Company

References in these Notes to the Condensed Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its wholly-owned consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●    The CRS Group, Inc. (“CRS Group”);

●    Accountabilities, Inc. (“Accountabilities”);

●    Corporate Resources Development, Inc. (“CRD”);

●    Insurance Overload Services, Inc. (“Insurance Overload”);

●    Integrated Consulting Group, Inc. (“ICG Inc.”);

●    Diamond Staffing Services, Inc. (“Diamond Staffing”); and,

●    TS Staffing Services, Inc. (“TS Staffing”)

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial information of the Company as of and for the three month periods ended April 5, 2013 and March 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they are unaudited and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed year-end balance sheet was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended September 28, 2012, which are included in the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 7, 2013.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 14, 2013, the Board of Directors of the Company (the “Board”) determined to change the Company’s fiscal year from the Friday closest to September 30th to the Friday closest to December 31st.  The change was intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.  The Company’s fiscal quarters are the interim 13 week periods of the fiscal year, with the first quarter of a 53-week fiscal year extended to 14 weeks.  The three months ended April 5, 2013 is a 14-week fiscal quarter.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 0.8% of revenues for both the three months ended April 5, 2013 and March 30, 2012, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

In addition, on May 7, 2013, we signed an agreement to purchase certain assets and assume certain liabilities of the Summit Software division (“Summit”) of Tri-Tel Communications, Inc. (“Tri-Tel”) (the “Summit Acquisition”, see Note 3).    Tri-Tel is a related party that is owned by Robert Cassera, a member of the Board who is the beneficial owner of 90.5%  of the outstanding shares of our common stock (giving effect to future issuance of the share consideration in the Summit Acquisition) through personal holdings and those of entities owned by him, including Tri-Tel, Tri-State Employment Services, Inc. and TS Employment Services, Inc. (“TS Employment”) (collectively “Tri-State”) as of May 7, 2013.  In accordance with U.S. GAAP we recorded the Summit Acquisition under the pooling-of-interests method, as described in Note 3 to these condensed consolidated financial statements.  Accordingly, our revenues were restated to include  $718,000 and $600,000 of revenues related to Summit, for the three months ended April 5, 2013 and March 30, 2012, respectively.

Software and related service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.    Multi-year licensing arrangements typically include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for as subscriptions.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. The Company sells its accounts receivable under a sale agreement, as described in Note 5 to these condensed consolidated financial statements.

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

●    Loan payable – related party represents amounts due for items that have been invoiced from TS Employment other affiliates and members of Tri-State.  Tri-State charges the Company interest on a monthly basis at 12% per annum of the outstanding loan balance.

●    Related party long-term debt represents amounts due for long-term borrowings from a related party.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When a net loss is recognized, the diluted loss per share is not computed because any potential issuance of shares of common stock would reduce the reported loss per share and, therefore, have an antidulitive effect.  Therefore, such potential issuance of shares of common stock is included in the computation of diluted earnings per share for the three months ended April 5, 2013 but not for the three months ended March 30, 2012.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended
	April 5,	March 30,
	2013	2012
Numerator:
Net income (loss)	$37,000	$(2,743,000)

Denominator:
Weighted average shares of common stock outstanding	156,003,000	124,381,000
Dilutive effect of stock options	147,000	–
Weighted average shares of common stock outstanding, assuming dilution	156,150,000	124,381,000

Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements of prior periods to conform to the current period’s presentation.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.             Acquisitions and Joint Ventures

Formation of Abest Power & Gas, LLC Joint Venture

On January 22, 2013, the Company announced its entry into the retail energy services industry with the formation of Abest Power & Gas, LLC (“Abest”), a joint venture between it and retail energy veteran Frank Rosa.  Abest is an energy services company that will supply electricity and gas to residential and commercial customers in states where deregulation has offered consumers the ability to choose their energy provider.  For the three months ended April 5, 2013, Abest was in development stage and did not have any revenues.  Abest incurred losses of $164,000 for the quarter ended April 5, 2013, of which 50% or $82,000 is attributable to noncontrolling interests in accordance with U.S. GAAP

Acquisition of Summit Software

The Company completed the Summit Acquisition on May 7, 2013 and recorded the transaction as a pooling-of-interests (Note 1). Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or  $13.75 million, the agreed upon value of Summit’s business operations.

As described above, Mr. Cassera is the sole owner of Tri-State and its affiliates and was the beneficial owner of approximately 90.6% of our outstanding shares of common stock on May 7, 2013 (giving effect to the future issuance of the share consideration in the Summit Acquisition). Because the Company and Tri-Tel were both controlled by Mr. Cassera, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial results of the combined companies as if the acquisition had been in effect for all the reported periods.  For financial statement purposes, we have recorded the operations and effected the pooling-of-interest of Summit as if the Summit Acquisition had been completed on April 5, 2013.

The Company incurred acquisition related costs of $30,000 related to the Summit Acquisition during the three months ended April 5, 2013.    Condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the Summit Acquisition for the three months ended April 5, 2013 and  March 30, 2012 are presented below:

	Three Months Ended April 5, 2013
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined
Revenues	$193,500,000	$718,000	$194,218,000

Direct cost of producing revenues	172,353,000	216,000	172,569,000

Gross profit	21,147,000	502,000	21,649,000

Operating expenses	20,111,000	138,000	20,249,000

Income from operations	1,036,000	364,000	1,400,000

Interest and other expenses	1,363,000	–	1,363,000

Net income (loss)	(327,000)	364,000	37,000
Less: Net income (loss) attributable to noncontrolling interests	(82,000)	–	(82,000)

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$(245,000)	$364,000	$119,000

Net loss per common share:
Basic	$–		$–
Diluted	$–		$–

Weighted average shares outstanding:
Basic	135,003,000	21,000,000	156,003,000
Diluted	135,150,000	21,000,000	156,150,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 30, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined
Revenues	$144,078,000	$600,000	$144,678,000

Direct cost of producing revenues	128,201,000	180,000	128,381,000

Gross profit	15,877,000	420,000	16,297,000

Operating expenses	17,955,000	113,000	18,068,000

Income from operations	(2,078,000)	307,000	(1,771,000)

Interest and other expenses	972,000	–	972,000

Net income (loss)	$(3,050,000)	$307,000	$(2,743,000)

Net loss per common share:
Basic	$(0.03)		$(0.02)
Diluted	$(0.03)		$(0.02)

Weighted average shares outstanding:
Basic	103,381,000	21,000,000	124,381,000
Diluted	103,381,000	21,000,000	124,381,000

Condensed combined balance sheets of the Company giving effect to the pooling-of-interest method in conjunction with the Summit Acquisition as of April 5, 2013 and December 28, 2012 are presented below:

	April 5, 2013
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined

Current assets	$33,921,000	$–	$33,921,000

Total assets	$54,017,000	$5,000,000	$59,017,000

Current liabilities	$35,098,000	$–	$35,098,000

Long-term debt and non-current liabilities	$2,544,000	$–	$2,544,000

Total equity	$16,375,000	$5,000,000	$21,375,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined

Current assets	$27,545,000	$644,000	$28,189,000

Total assets	$45,590,000	$5,644,000	$51,234,000

Current liabilities	$26,837,000	$268,000	$27,105,000

Long-term debt and non-current liabilities	$2,069,000	$–	$2,069,000

Stockholders’ equity	$16,684,000	$5,376,000	$22,060,000

Strategic Minor Acquisitions

The Company continues to acquire diverse smaller staffing firms and books of business to augment its growth strategy. The Company made acquisitions with purchase prices totaling $2.0 million and $425,000 for the three months ended April 5, 2013 and March 30, 2012, respectively.  The year-to-date 2013 acquisitions by TS Staffing included Personally Yours, Inc. (“Personally Yours”), based in Florida, and Temploy, Inc. (“Temploy”), whose business is concentrated in Southern California.

4.            Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of April 5, 2013 and December 28, 2012:

	As of April 5, 2013
			Accumulated
	Gross	Impairment	Amortization	Net
Customer lists and relationships (3 to 10 years)	$14,751,000	$(137,000)	$(9,622,000)	$4,992,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	2,019,000	(44,000)	(1,600,000)	375,000
Trade name (20 years)	364,000	–	(102,000)	262,000
Lease agreements (3 years)	250,000	–	(250,000)	–

Total	$17,522,000	$(181,000)	$(11,712,000)	$5,629,000

Goodwill (indefinite life)	$18,059,000	$(398,000)		$17,661,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 28, 2012
			Accumulated
	Gross	Impairment	Amortization	Net
Customer lists and relationships (3 to 10 years)	$14,471,000	$(137,000)	$(9,388,000)	$4,946,000
Backlog (6 to 12 months)	138,000	–	(138,000)	–
Non-competition agreements (2 to 5 years)	2,019,000	(44,000)	(1,572,000)	403,000
Trade name (20 years)	364,000	–	(96,000)	268,000
Lease agreements (3 years)	250,000	–	(249,000)	1,000

Total	$17,242,000	$(181,000)	$(11,443,000)	$5,618,000

Goodwill (indefinite life)	$16,264,000	$(398,000)		$15,866,000

The Company recorded amortization expense of $269,000 and $380,000 for the three months ended April 5, 2013 and March 30, 2012, respectively. The Company’s estimated intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending on the Friday closest to December 31,  for the remainder of 2013 and the full years 2014, 2015, 2016, 2017 and thereafter is $704,000, $887,000, $813,000, $704,000, $559,000 and $1,403,000, respectively.

The Company performed its latest annual impairment analysis as of September 28, 2012, and will continue to test for impairment annually. The Company also measures impairment, as conditions warrant, throughout the fiscal year. While no indicators of impairment were present as of September 28, 2012, in January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, during the quarter ended March 30, 2012

5.            Sales of Receivables

The Company’s subsidiaries, other than ICG Inc. and Accountabilities, are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). Accountabilities participated in a Wells Fargo agreement until June 13, 2011, when it entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”).  ICG Inc. entered into a similar agreement with Amerisource on October 18, 2011.

As of April 5, 2013, the maximum aggregate amount of trade receivables that could be sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank, in the aggregate was $67,500,000. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of April 5, 2013 and December 28, 2012, trade receivables of $59,466,000 and $67,153,000, respectively, had been sold and remained outstanding with Wells Fargo. Amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) and due to the Company from Wells Fargo totaling $6,473,000 and $7,388,000, were outstanding as of April 5, 2013 and December 28, 2012, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.

Under the terms of the agreements with Wells Fargo and Amerisource, with the exception of CRD permanent placement receivables, the lender advances 90% of the assigned receivables’ value upon sale, and the remaining 10%  is paid to us upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale, with the remaining 35%  of the balance paid to us upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $828,000 and $703,000 for the three months ended April 5, 2013 and March 30, 2012, respectively. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Accountabilities and ICG Inc. agreements with Amerisource have a term of two years and a maximum borrowing amount of $7,500,000 and $4,500,000, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with minimum rates of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% and 0.60% of the average daily outstanding borrowings of Accountabilities and ICG Inc., respectively. As of April 5, 2013 and December 28, 2012, there were $9,670,000 and $10,488,000 of trade accounts receivable sold in the aggregate that remain outstanding.  The Amerisource Collected Reserve totaled $1,910,000 and $1,503,000  as of April 5, 2013 and December 28, 2012, respectively. The Company incurred interest on these borrowings of $311,000 and $316,000 for the three months ended April 5, 2013 and March 30, 2012, respectively.

The Company has not experienced any material trends in bad debt losses on assigned accounts receivables and receivables greater than 90 days old that are charged back to us under the Wells Fargo and Amerisource accounts receivables sales agreements. While the amount of assigned accounts receivables and receivables greater than 90 days old that are charged back to the Company has grown, such growth has been commensurate with the growth of our business and has not resulted in a greater percentage of bad debt losses on these assigned accounts receivables or receivables that have been charged back.

6.            Related Parties

Commencing August 2010, TS Employment began providing professional employer services to the Company. Professional employer services include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. Due to the timing and payment of invoices received, the aggregate amount payable to TS Employment for such services was $13,466,000 and $9,650,000 as of April 5, 2013 and December 28, 2012, respectively.

The Company is charged an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the three months ended April 5, 2013 and March 30, 2012 was $186,645,000 and $139,977,000, respectively. These totals are restated to include $178,000 and $127,000 paid by Tri-Tel to TSE-PEO, Inc. (“TSE-PEO”), a Tri-State PEO company similar to TS Employment, for the three months ended April 5, 2013 and March 30, 2012, respectively.  The remainder was charged by TS Employment.  TS Employment and TSE-PEO charge the Company their current market rate for services, which is consistent with the amounts that it charges its other customers. Beginning on October 1, 2011,  the Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $13,760,000 and $9,782,000 on April 5, 2013 and December 28, 2012, respectively. The amounts  owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable.

On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12,000,000 of this loan payable into 25,962,788 shares of common stock, at a value per share of $0.4622. Additionally, on July 31, 2012, the Company and TS Employment agreed to convert an additional $2,100,000 of this loan into 4,543,488 shares of the common stock, at a value per share of $0.4622.  These conversions are reflected in the loan payable—related party balance, after giving effect to the conversions noted above as of April 5, 2013 and December 28, 2012.  The Company recognized $358,000 and $338,000 of related party interest expense for the three months ended April 5, 2013 and March 30, 2012, respectively.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.            Debt

Debt as of April 5, 2013 and December 28, 2012 is summarized as follows:

	April 5,	December 28,
	2013	2012
Long-term debt:
Debt from TS Staffing acquisitions (i)	$1,350,000	$–
ICG Inc. acquisition (ii)	1,312,000	1,415,000
Debt from Diamond Staffing acquisitions (iii)	1,074,000	1,285,000
Short term borrowings (iv)	650,000	–
CRD acquisition (v)	425,000	552,000
Other debt	58,000	58,000
Total	4,869,000	3,310,000
Less current maturities	2,551,000	1,385,000
Non-current portion	2,318,000	1,925,000

Related party long-term debt:
Loan payable – related party (vi)	13,760,000	9,782,000
CRD acquisition (vii)	750,000	750,000
Total	14,510,000	10,532,000
Less current maturities	14,510,000	10,532,000
Non-current portion	–	–

Total long-term debt	19,379,000	13,842,000
Less current maturities	17,061,000	11,917,000
Total non-current portion	$2,318,000	$1,925,000

(i)

In the three months ended April 5, 2013, TS Staffing made two strategic minor acquisitions in consideration of $2.0 million.  Of this amount,  $675,000 was paid at the time of the purchases and the remainder will paid out over the next two years.

(ii)

On December 14, 2010 (“Closing Date”), ICG inc. acquired, through a public foreclosure sale, certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) and incurred debt payments of an estimated $3,641,000 which included an agreement to pay $183,000 to the foreclosing lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”) for amounts owed to it by ICG Seller on the Closing Date.  Such amounts were paid in installments from January to July 2011. As consideration for the purchase price, ICG Inc. replaced an agreement ICG Seller and its members had with Rosenthal (the “Rosenthal Agreement”).

The Rosenthal Agreement represented an earn out payment stream that was accounted for as a contingent purchase price and was based on the estimated projected revenues of ICG Inc. for the five years ending December 14, 2015.  Neither agreement contemplated any future services from Rosenthal. Pursuant to the Rosenthal Agreement, ICG Inc. was obligated to pay to Rosenthal 3% of cash receipts on its net sales for two years, and 2% of its net sales for the three year period thereafter.  The Company originally estimated the value of the payments under the Rosenthal Agreement to be $3,458,000.

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began to operate a competing temporary placement firm that the Company expects will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, the Company reduced the estimate of the liabilities related to the payment provisions of Rosenthal Agreement by $713,000 due to the facts described above in the three months ended March 30, 2012  In August 2012 the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay 1.5% of cash receipts on its net sales through September 7, 2013 and 1.0% of net sales through September 8, 2019.  The remaining liability to Rosenthal as of April 5, 2013 is $1,260,000 with approximately $228,000 estimated to be payable by April 4, 2014.  While the renegotiation changed the timing of the estimated payments it did not materially change the estimated total amount due.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on the Closing Date ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. was obligated to pay 1% of its net sales for two years. The Company originally estimated the value of these payments to be $533,000 and reduced this estimate by $53,000 due to the facts described above in the first fiscal quarter of 2012. In August 2012, the Company also renegotiated these payment terms and agreed to pay 0.5% of net sales through August 25, 2013.  The remaining liability to the former owner at April 5, 2013 is $52,000, all of which is payable by April 4, 2014.

Payments aggregating $103,000 were paid against the debt incurred as part of ICG Acquisition during the three months ended April 5, 2013.

(iii)

Diamond Staffing has made a number of purchases of businesses and customer lists that have included payment streams accounted for as long term debt.   In 2011, the Company incurred $400,000 of debt in connection with such a purchase that is payable in 39 monthly installments of $11,108 beginning in August 2011.  Aggregate payments of $38,000 were made against this debt in the three months ended April 5, 2013.

Additionally in fiscal year 2012, the Company made three acquisitions that required $1,585,000 in future payments based on net sales, which has been accounted for as long term debt.  The Company also paid $450,000 for customer lists and incurred $100,000 of long term debt.  The Company made $173,000 in payments against these debts in the three months ended April 5, 2013.

(iv)	From time to-time the Company finances short term obligations through financial institutions that itmaintains relationships in order to better manage cash flow.

(v)

In connection with CRD’s acquisition of certain assets of GT Systems, Inc. (“GT Systems”) for $3 million consummated on April 5, 2010, the Company paid $750,000 at closing with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3 million has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Company’s common stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  Based on the acquisition agreement with GT Systems, the Company was given credit for certain pre-acquisition costs of GT Systems paid by the Company post-acquisition, which amounts to a $102,000 reduction in the debt.  In addition, the Company began making payments against the remaining debt and expects to pay it off by the end of 2013.  Payments for the three months ended April 5, 2013$25,000.

(vi)	Advances and other amounts owed to Tri-State and affiliates (See Note 6) on which each subsidiary pays interest of 12% per annum on its monthly payable balance.

(vii)	In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company. Payment of this amount to Tri-State is due on demand.

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

During the three months ended April 5, 2013,  the Company issued 300,000 shares of its  common stock under the terms of a business advisory agreement (the “Advisory Agreement”), 200,000 shares of common stock were granted to a former officer of the Company in settlement of a termination agreement and 175,000 shares of common stock were granted to four employees in lieu of bonuses.  In addition, 286,000 of the options the Company granted under the Advisory Agreement in the fourth quarter of 2012 vested.  Under the terms of the Advisory Agreement options to purchase 1,000,000 shares of common stock were granted and vest from October 2012 to December 2013.  In addition, during the first quarter of 2013, the Company granted an officer of the Company options to purchase up to 600,000 shares of common stock that vest over three years and an employee of the Company was granted options to purchase 75,000 shares of common stock, of which 50,000 options vested immediately (in lieu of previously vested restricted shares that were previously cancelled) and 25,000 options that will vest in one year.

As a result of these grants, the Company recorded  $18,000 of stock compensation costs for the three months ended April 5, 2013 compared to $45,000 for the three months ended March 30, 2012.  As of April 5, 2013, unvested options to purchase 1,083,000 shares

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of common stock were outstanding for which the Company will record a related expense of $62,000 over the remaining vesting periods.

9.            Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	April 5,	March 30,
	2013	2012
Cash paid for interest	$1,582,000	$1,120,000
Non-cash investing and financing activities (in dollars):
Amortization of deferred financing fees	$9,000	$31,000
Issuance of debt for business combinations	1,350,000	225,000
Assets acquired and liabilities incurred for cash paid and issuance of paid for business combinations
Goodwill	(1,795,000)	–
Intangible assets	(280,000)	(225,000)
Accounts payable and accrued liabilities	50,000	–
Reconciliation of balance sheet changes from non-cash pooling-of-interest acquisition adjustments:
Additional paid-in capital	(740,000)	–
Trade accounts receivable including unbilled receivables	616,000	–
Loan payable – related party – net	392,000	–
Accounts payable and accrued liabilities	(268,000)	–

10.            Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables it is contingently liable to repurchase,  at the sole discretion of Wells Fargo and Amerisource, any receivables that are 90 days past due,  with the exception of accounts related to the healthcare industry, because they are slow payers due to reimbursement cycles. Accordingly, the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Lease Commitments

At December 28, 2012, the Company had operating leases, primarily for office premises, expiring at various dates through February 2017. Future minimum rental commitments under operating leases are as follows:

Fiscal Years Ending on the Friday closest to December 31st:
2013 (remaining)	$1,863,000
2014	2,059,000
2015	975,000
2016	111,000
2017	34,000
Total	$5,042,000

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

Legal Proceedings

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the financial position of the Company.

11.            Subsequent Events

On April 18, 2013 the Company announced that it will consolidate and re-brand its operating units under the Corporate Resource Services brand name.  The Company believes that branding the organization as one entity and consolidating its service offerings under one brand will enable it to better leverage the scale and breadth of its growth over the past three years and expected future growth.  Additionally, the Company intends to continue to build a national organization so that we may realize greater operational efficiencies, enhance our market presence and increase overall profitability.  Over the course of the next several months, the Company’s subsidiaries - TS Staffing, Diamond Staffing, Accountabilities, CRD and ICG Inc. - will be rebranded as Corporate Resource Services. In addition, Insurance Overload will begin to provide insurance staffing services under the brand Corporate Resource Services Insurance Overload Staffing.

On May 8, 2013 the Company filed a Schedule 14C Information Request as a preliminary proxy statement in order to facilitate a shareholder vote to increase our authorized shares of common stock from 145,000,000 shares to 185,000,000 shares by amending and restating the Company’s Certificate of Incorporation.  The increase was necessary to facilitate the completion of the Summit Acquisition (see Note 3) and to provide for future issuances of common stock.  Summit is a software provider focused on the PEO industry with more than 270 PEO’s and staffing clients, and provides hosting services for many companies who are transitioning to a cloud computing environment.

The Company did not identify any further subsequent events that required additional disclosure or adjustments in our financial statements through the date the financial statements were available to be issued.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainities include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K/A the fiscal year ended September 28, 2012 and our other reports filed with the SEC. Some of the key factors that may have a direct bearing on our expected results of operations, performance and financial condition are:

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

We offer our staffing services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

●    The CRS Group, the parent company of Summit, a software company focused on the PEO industry that provides hosting services for many companies who are transitioning to a cloud computing environment.  Summit has historically generated high profit margins and their technology services more than 270 PEO’s and staffing clients. We believe that Summit will allow us to begin to develop new revenue streams focused on strategic partnerships with a concise affinity marketing program that will lead to greater profits for the Company (see Note 3);

•	Accountabilities provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;

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

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.  We provide these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 231 staffing and on-site facilities in 42 states and the District of Columbia.  Our headquarters are in New York City.

In addition, during the first quarter of 2013, we completed the formation of the Abest joint venture and acquired the Summit Software business from Tri-Tel, allowing us to horizontally integrate our sales and marketing relationships with our temporary employees and our customers in a manner that we expect will yield higher margin revenues.  By diversifying our offerings in this manner, we believe we have expanded the depth of these strategic relationships.  We believe that Summit will allow us to significantly increase the number of lives we impact every day with higher margin offerings to our current and future customers.

Our future profitability and rate of growth will be directly affected by our ability to: (i) continue to expand the services we offer at acceptable gross margins; (ii) achieve economies of scale, through the continued introduction of differentiated marketing and sales channels; and (iii) successfully integrate acquisitions and operate new business venture. Our ability to achieve profitable operations will also be affected by the extent to which we are able to reduce debt and effectively manage additional expenses to increase our sales, marketing and administrative capabilities to expand our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects that our operating expenses will continue to grow in absolute dollars as our business continues to grow. However, as a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

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

Mergers and Acquisitions

One of our key strategies is to merge with or acquire companies that increase or complement our business and the services we offer, expand our geographic presence, or further strengthen our existing infrastructure (see Note 3). Management expects acquisitions to continue to play a key role in our future growth, including growth into higher margin service businesses such as the acquisition of the Summit business and the Abest joint venture announced in January 2013. Completing acquisitions with unrelated third parties, however, will likely be limited by our ability to negotiate purchase terms and obtain financing on terms that are acceptable to us given our current financial position, as discussed below.

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been recently issued or are not yet effective that will have a material effect on the Company’s condensed consolidated financial statements.

Results of Operations

The Company’s results of operations for the three months ended April 5, 2013 include and the results of operations for the three months ended March 30, 2012 have been restated to include the results of operations in Summit as a result of recording the Summit Acquisition as a pooling-of-interests in accordance with U.S. GAAP (see Note 3).

Three months ended April 5, 2013 compared to three months ended March 30, 2012

Revenues

For the three months ended April 5, 2013, our revenues increased by $49.5 million or 34.2% to $194.2 million as compared to $144.7 million for the three months ended March 31, 2012.  The three months ended April 5, 2013 was a 14-week quarter while the three months ended March 30, 2012 was a 13-week quarter.  Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and early 2013 that added $7.7 million in revenues.  We believe that $11.1 million of the increase is attributable to the extra week in the fiscal period and the remainder of the increase is attributable to clients and increased demand from our existing customers. We believe that that the 21.2% incremental growth in revenues not associated with our acquisitions and the extra week of operations significantly exceeds the industry average because of our aggressive sales strategies designed to increase our market share. We expect that our sales force will continue to aggressively grow revenues from existing and new customers, especially those whose previous staffing firms may have exited the industry, for the foreseeable future and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

For the three months ended April 5, 2013, our direct cost of services increased by $44.2 million or 34.4% to $172.6 million, as compared to $128.4 million for the three months ended March 30, 2012.  The increase was primarily driven by the 34.2% increase in revenues. As a percentage of revenues, our cost of producing revenues increased from 88.7% to 88.9%, primarily as a result of higher state unemployment tax rates in the states where we have concentrated business, the effect of aggressive sales strategies and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.

These increases were partially offset by a reduction in the administrative charges that TS Employment Services charges us (the “Administrative Fee”) as a professional employer organization (“PEO”) from 2% to 1.4%. This reduction in the Administrative Fee is the  result of a series of negotiations over the course of several months in mid-2012.  These negotiations with TS Employment Services were aimed at determining a fair market value for administrative charges that TS Employment Services charges us as a PEO.  The services TS Employment provides to us include payroll services, workers’ compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration.  While no thresholds have been predetermined for future reductions of the Administrative Fee, we intend to analyze and discuss the need for future reductions as our payroll volume and other conditions warrant.

The Administrative Fee charged to us represented 48.9% of the Tri-State companies’ revenues (TS Employment Services and other professional employer organizations owned by Tri-State) in 2012.  While we have been informed that other customers of Tri-State’s PEOs have negotiated similar reductions in the administrative fee charged to them based on the volume of their respective payroll, we believe that we receive excellent value for the services received.

Gross profit

For the three months ended April 5, 2013, our gross profit increased by $5.4 million or 32.8% to $21.6 million as compared to $16.3 million for the three months ended March 30, 2012.  As a percentage of revenues, gross profit decreased from 11.3% in the 2012 period to 11.1% in the 2013 period.  We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit and Abest, that are expected to yield higher margins; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of state unemployment taxes. We expect competitive pricing pressures and increased payroll costs to continue to negatively affect our business for the foreseeable future.

Selling, general and administrative expenses

For the three months ended April 5, 2013, selling, general and administrative expenses increased by $2.3 million or 12.9% to $19.8 million, or 10.2% of revenues, as compared to $17.6 million, or 12.1% of revenues for the three months ended  March 30, 2012.  The increase was primarily due to increased direct personnel costs of $2.4 million, due to the additional week of salary and commissions increased due to and new employees added to support the revenue growth.  This increase was partially offset by our ability to curb and reduce non-personnel costs (despite the extra week of expenses)  including consolidation of offices and functions that will continue in connection with our announced rebranding and consolidation.

Our revenue growth has allowed us to better leverage our fixed costs s indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the completion of integrating our acquired operations as well as the continued growth of revenues will result in continued reduced selling, general and administrative costs as a percentage of revenues in 2013 and beyond.

Depreciation and amortization

For the three months ended April 5, 2013, depreciation and amortization expenses decreased by $89,000 to $416,000 as compared to $505,000 in the three months ended March 30, 2012.  The variability in the timing of acquisitions will continue to cause fluctuation in the amortization of acquisition-related long-lived assets.

Income (loss) from operations

The factors described above resulted in $1.4 million of income from operations for the three months ended April 5, 2013 compared to a  $1.8 million loss from operations for the three months ended  March 30, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense decreased from $1.2 million for the three months ended March 30, 2012 to $1.1 million  for the three months ended April 5, 2013. This decrease was due to $140,000 of exit fees ICG Inc. incurred during the 2012 period terminating a financing facility and was partially offset by a higher volume of accounts receivable financing during the 2013 period. In addition, we recorded $358,000 and $338,000 of interest on related party balances for the three months ended April 5, 2013 and March 30, 2012, respectively.

Acquisitions expenses

We incurred acquisition expenses of $30,000 and $12,000 for the three months ended April 5, 2013 and March 30, 2012, respectively, primarily due to minor strategic acquisitions (see Note 3).  These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with the resignation of a sales executive and 14 other sales, administrative and operations personnel from ICG Inc. in January 2012, the Company recognized the following non-operating gains and losses, netting to a gain of $537,000 in the the months ended March 30, 2012:

•	Gain on remeasurement of long term debt, from ICG Inc.’s contingent purchase price, and other related income of $1.1 million; and
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Other income

For the three months ended April 5, 2013 we recorded other income of $164,000 primarily due to the indemnification of pre-acquisition costs at CRD of $102,000 by Rosenthal (see Note 7).

Net income (loss)

The factors described above resulted in net income of $37,000 for the three months ended April 5, 2013 as compared to a  net loss of $2.7 million, for the three months ended March 30, 2012.

Net income (loss) attributable to noncontrolling interests

In accordance with U.S. GAAP we have accrued the $82,000 net loss attributable to Abest’s other member and improved our financial results for the three months ended April 5, 2013.

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.

Net income (loss) available to common shareholders of our Company, inclusive of the loss attributable to noncontrolling interests of Abest, is  $119,000 for the three months ended April 5, 2013 as compared to a net loss of $2.7 million for the three months ended March 30, 2012.

Liquidity and Capital Resources

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and his related companies. As of April 5, 2013, we had negative working capital of $1.2 million. Current liabilities as of  April 5, 2013 included approximately $3.3 million of the current portion of long-term debt (including $750,000 to related parties) and a loan payable to a related party of $13.8  million, which is due and payable to Tri-State for costs charged by Tri-State for professional employment organization services but arise and are paid in the ordinary course of business. On March 30, 2012 and July 31, 2012, the Company and TS Employment agreed to convert $12 million and $2.1 million of loans payable into 25,962,788 shares and 4,543,488 shares of common stock, respectively, at a value per share of $0.4622. Additionally, we accrued  $13.5 million of wages and related costs attributable to the week ended April 5, 2013 that were invoiced by Tri-State after that date. Our total outstanding debt and loans payable to related party as of April 5, 2013 was $14.5 million, of which  $750,000 is past due or due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital,” to effectively accomplish these objectives.

Cash Flows

We have relied on the sale of our trade receivables, funding from related parties and, periodically, proceeds from short term borrowings and issuance of our common stock to satisfy our working capital requirements and to fund acquisitions.  Management believes that the funding from related parties has advantages to the Company, including a quick response to funding requirements and a lack of restrictive covenants. Management anticipates that the Company will continue to rely on related parties for its short-term financing needs, as well as other sources of funding.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs, or to take advantage of business opportunities, including growth of our existing business and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to seek additional reductions in operating expenditures and/or increases in operating efficiencies.

For the three months ended April 5, 2013, net cash provided by financing activities of $3.8 million was partially offset by cash used in operating activities of $3.0 million and cash used in investing activities of $847,000.  For the three months ended March 30, 2012,  cash provided by financing activities of  $249,000 , restated to include cash outflows of $61,000 from Summit, and cash provided by operating activities of $87,000, restated to include $9,000 from Summit, was partially offset by cash used for investing activities of $248,000.

Our cash used in operating activities decreased by $3.1 million despite an increase in net income of $2.8 million and decrease in net unbilled receivables after related accrued salaries and payroll taxes of $420,000 for the three months ended April 5, 2013 compared to the comparable 2012 period primarily due to cash outflows for the following:

•

$3.3 million increase in net accounts receivable and amounts due from financial institutions less amounts due on our accounts receivable sales agreements.  While the amount of assigned accounts receivables and receivables greater than 90 days old that are charged back to the Company has grown, such growth has been commensurate with the growth of our business and has not resulted in a greater percentage of bad debt losses on these assigned accounts receivables or receivables that have been charged back to us under the Wells Fargo and Amerisource agreements;

•	$2.2 million decrease in accounts payable and accrued expenses due to the timing and payments of expenses; and,
•	$968,000 increase in other current assets due to the capitalization and recognition of expenses in accordance with U.S. GAAP.

Cash used in investing activities increased $599,000 for the three months ended April 5, 2013 when compared to the three months ended March 30, 2012.  Cash used in business combinations increased $475,000 and cash used in the purchase of property and equipment increased $124,000.  Cash provided from financing activities decreased by $3.5 million primarily as a result of increased loans payable to related party of $2.7 million, short-term borrowings of $650,000 and a decrease in debt payments of $148,000 compared to the 2012 comparable three month period.

We believe that improving cash flows from operating activities through improved profitability and working capital management including improved efficiencies in the sale of our trade receivables will enable us to finance our growth through acquisitions or other initiatives while being less reliant on loans from related parties.

Working Capital

Our current liabilities exceeded our current assets by $1.2 million as of April 5, 2013 and current assets exceeded current liabilities by $1.1 million as of December 28, 2012.  The $2.3 million decrease in our working capital since December 28, 2012 was primarily due to  a $4.0 million increase in loans payable to related party of and other net current liabilities of $199,000, partially offset by a $1.9 million net increase in current assets.  We continue to engage in activities to improve our working capital, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. To accomplish these objectives our management is focusing on increased profitability, raising new outside capital and consummating debt to equity conversions.

Based on the above activities and our current expectations, we believe that we have adequate resources to meet our operating needs through April 5, 2014.  Our CRD, Insurance Overload, Diamond Staffing and TS Staffing subsidiaries are currently participating in a trade accounts receivable purchase agreement with Wells Fargo. Accountabilities and ICG Inc. entered into a  similar agreements with Amerisource in June 2011 and October 2011, respectively.

Under the Wells Fargo agreement, the maximum amount of trade receivables that can be sold by our participating subsidiaries and affiliates to Wells Fargo and its participating lender, Sterling National Bank, in the aggregate is $67.5 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of April 5, 2013 and December 28, 2012, trade receivables of $59.5 million and $67.2 million had been sold and remained outstanding, and amounts due from Wells Fargo for Collected Reserves totaled $6.5 million and $7.4 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate of prime plus 1.5% or 2.5%. Receivables sold may not include amounts that are over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1.25 million.  Interest expense charged under the Wells Fargo trade accounts receivable purchase agreement is included in interest expense in the accompanying statements of operations and amounted to $828,000 for the three months ended April 5, 2013 compared to $703,000 for the three months ended March 30, 2012.  Tri-State and Robert Cassera, who together with affiliated persons own approximately 90.5% of our outstanding shares of common stock (giving effect to future issuance of share consideration in the Tri-Tel transaction), have guaranteed our obligations to Wells Fargo.

The trade accounts receivable purchase agreement between Accountabilities and ICG Inc. and Amerisource each have a term of two years and maximum borrowing amounts of $7.5 million and $4.5 million, respectively, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with minimum rates of 6% and 5% per annum for Accountabilities and ICG Inc., respectively) and a monthly collateral management fee of 0.65% of the average daily outstanding borrowings. As of April 5, 2013 and December 28, 2012, there were $9.7 million and $10.5 million of trade accounts receivable sold that remained outstanding, respectively.  In addition, there were $1.9 million and $1.5 million due from Amerisource as April 5, 2013 and December 28, 2012, respectively. The Company incurred interest charges on these borrowings of $311,000 and $316,000 for the three months ended April 5, 2013 and March 30, 2012, respectively.

Our management is investigating other sources of debt and equity investments.

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

Software and related service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  Multi-year licensing arrangements typically include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for as subscriptions.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.            CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Evaluation of Disclosure Controls and Procedures.  Our management assessed the effectiveness of our internal control over financial reporting as of April 5, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that assessment, our management concluded that as of September 28, 2012, our internal control over financial reporting was effective.Treadway Commission (COSO) in Internal Control – -Integrated Framework.  Based upon thison that assessment, our management has concluded that there were no material weaknesses inas of April 5, 2013, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting during the three months ended April 5, 2013 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K/A for the fiscal year ended September 28, 2012. Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business as of the date of this Transitional Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our latest Annual Report on Form 10-K/A for the fiscal year ended September 28, 2012 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 5, 2013, we issued the following share and option grants that were not registered under the Securities Act of 1933 (the “Securities Act”):

•

300,000 shares of our common stock were issued under the terms of    the Advisory Agreement in 100,000 share tranches in each of the months of January, February and March 2013. The shares were valued at $0.44 per share for total consideration of  $131,000;

•	200,000 shares of our common stock were issued to a former officer of the Company as part of a settlement agreement dated February 19, 2013. The shares were valued at $0.4 per share or $87,000; and,
•	175,000 shares of our common stock were granted to four employees on February 20, 2013 on in lieu of bonuses. The shares were valued at $0.44 per shares for total consideration of $76,000.

Such shares were issued pursuant to the exemption afforded by 4(2) under the Securities Act.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other

None.

Item 6. Exhibits

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

Ay

CORPORATE RESOURCE SERVICES, INC.

Date: May 20, 2013	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)