Form 10-Q/A
period 2013-04-05
Corporate Resource Services, Inc.
filed 2013-05-21
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PURPOSE OF AMENDMENT

Corporate Resource Services, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to its Quarterly Report on Form 10-Q for the three months ended on April 5, 2013 that it filed with the Securities and Exchange Commission on May 20, 2013 (the "Form 10-Q").  This Amendment No. 1 is for the purposes of correcting errors in the tagging of the interactive data file specifically related to the condensed consolidated statement of operations and also includes the correction of certain typographical errors. This Form 10-Q/A does not otherwise update, amend or change the Form 10-Q and should be read as though filed as of the original filing date of the Form 10-Q.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.            CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b) under the Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A.

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

Part II Other Information

Item 1. Legal Proceedings

We are involved, from time to time, in routine litigation arising in the ordinary course of business, including the matters described in our Annual Report on Form 10-K/A for the fiscal year ended September 28, 2012. Management does not believe we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business as of the date of this Quarterly Report on Form 10-Q/A.

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

Such shares were issued pursuant to the exemption afforded by Section 4(2) under the Securities Act.

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

Ay

CORPORATE RESOURCE SERVICES, INC.

Date: May 21, 2013	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)