Form 10-Q
period 2013-07-05
Corporate Resource Services, Inc.
filed 2013-08-14
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2013

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

The number of shares of Common Stock, $.0001 par value, outstanding as of August 7, 2013 was 136,187,000.

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	July 5,	December 28,
	2013	2012

ASSETS	(unaudited)	(unaudited
		and restated)
Current assets:
Cash	$228	$284
Accounts receivable, net of allowance for doubtful accounts of $2,808 and $2,899, respectively	11,786	8,878
Due from financial institution	8,242	8,891
Unbilled receivables	12,780	9,542
Prepaid expenses and other current assets	2,112	599
Total current assets	35,148	28,194
Property and equipment, net	1,243	1,141
Other assets	446	278
Intangible assets, net	5,503	5,618
Goodwill	17,515	15,516
Total assets	$59,855	$50,747

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,907	$5,568
Accrued wages and related obligations - due to related party	12,194	9,665
Current portion of long-term debt	1,917	1,544
Current portion of related party long-term debt	750	750
Loan payable – related party	14,923	9,782
Total current liabilities	34,691	27,309
Long-term debt, net of current portion	2,089	1,766
Deferred rent	213	144
Total liabilities	36,993	29,219

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued or outstanding	–	–
Common stock, $0.0001 par value, 145,000 shares authorized; 138,021 issued and 136,087 outstanding (See Note 7) as of July 5, 2013 (does not include 21,000 shares to be issued upon the increase in the number of authorized shares to 185,000) and 136,766 issued and 134,832 outstanding (see Note 7) as December 28, 2012 (does not include 21,000 shares to be issued upon the increase in the number of authorized shares to 185,000)	14	14
Additional paid-in capital	23,725	24,384
Accumulated deficit	(724)	(2,870)
Total stockholders’ equity	23,015	21,528
Noncontrolling interest	(153)	–
Total equity	22,862	21,528
Total liabilities and equity	$59,855	$50,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2013	2012	2013	2012

	(unaudited)	(unaudited	(unaudited)	(unaudited
		and restated)		and restated)
Revenues	$199,195	$154,082	$393,413	$298,760

Direct cost of producing revenues purchased from related parties	175,197	134,706	346,830	262,092
Direct cost of producing revenues	972	834	1,908	1,829

Gross profit	23,026	18,542	44,675	34,839

Selling, general and administrative expenses purchased from related parties	12,176	11,508	26,289	24,099
Selling, general and administrative expenses (including stock-based compensation of $179 and $50 for the three months ended and $197 and $95 for the six months ended July 5, 2013 and June 29, 2012, respectively)	6,660	7,277	12,380	12,249
Depreciation and amortization	363	473	779	978

Income (loss) from operations	3,827	(716)	5,227	(2,487)

Interest expense	1,407	886	2,546	2,045
Interest expense – related party	422	86	780	424
Acquisition expenses	32	–	62	12
Net gain on revaluation of ICG Inc.	–	–	–	(537)
Other expense (income)	10	543	(154)	543

Net income (loss)	1,956	(2,231)	1,993	(4,974)
Less: loss attributable to noncontrolling interests	(71)	–	(153)	–

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$2,027	$(2,231)	$2,146	$(4,974)

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.01	$(0.04)
Diluted	$0.01	$(0.01)	$0.01	$(0.04)

Weighted average shares outstanding (giving effect to future issuance of share consideration in the Tri-Tel transaction):
Basic	156,754	149,898	156,365	137,149
Diluted	158,422	149,898	157,913	137,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

	(unaudited)
Balances as of December 28, 2012 (restated) (does not include 21,000 shares to be issued upon the increase in the number of authorized shares from 145,000 to 185,000)	136,766	$14	$24,384	$(2,870)	$21,528	$–	$21,528

Adjustment related to pooling-of-interests for related party acquisitions	–	–	(856)	–	(856)	–	(856)
Stock-based compensation	1,255	–	197	–	197	–	197
Net income (loss) for the six months ended July 5, 2013	–	–	–	2,146	2,146	(153)	1,993
Balances as of July 5, 2013 (does not include 21,000 shares to be issued upon the increase in the number of authorized shares from 145,000 to 185,000)	138,021	$14	$23,725	$(724)	$23,015	$(153)	$22,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended
	July 5,	June 29,
	2013	2012

	(unaudited)	(unaudited
		and restated)
Cash flows from operating activities:
Net income (loss)	$1,993	$(4,974)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	779	965
Impairment of goodwill and intangible assets	–	579
Bad debt expense	138	368
Stock-based compensation	197	95
Gain on remeasurement of long term debt	–	(766)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(3,512)	2,504
Due from financial institution	649	(1,089)
Prepaid expenses and other current assets	(1,513)	(30)
Other assets	(168)	388
Accounts payable and accrued liabilities	(413)	2,151
Unbilled receivables	(3,238)	(3,708)
Accrued wages and related obligations – due related party	2,544	2,064
Straight line rent	69	(33)
Net cash used in operating activities	(2,475)	(1,486)

Cash flows from investing activities:
Purchases of property and equipment	(362)	(78)
Cash paid for business combinations	(895)	(200)
Net cash used in investing activities	(1,257)	(278)

Cash flows from financing activities:
Principal payments on long-term debt	(1,404)	(855)
Principal payments of long-term debt – related parties	–	(100)
Short term borrowings	650	–
Loan payable – related party – net	4,430	3,201
Advances from related party – net	–	(433)
Net cash provided by financing activities	3,676	1,813

Change in cash	(56)	49

Cash at beginning of period	284	109

Cash at end of period	$228	$158

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of the Company and its Business

Nature of Operations

Corporate Resource Services, Inc. (the “Company”) is a diversified technology, staffing, recruiting, and consulting services firm. We deliver temporary staffing solutions for professional services, administrative and light industrial positions and provide cloud-based enterprise applications and hosting services to professional employer organization (“PEO”) and staffing companies. We help our customers build a better workforce by providing trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

The Company provides these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 231 staffing and on-site facilities coordinating operations in 44 states and the District of Columbia.  Our headquarters are in New York City.

In 2013, the Company diversified its operations by entering into the retail energy services industry with the formation of Abest Power & Gas, LLC (“Abest”), a joint venture with Rosa Power, LLC, a corporation led by retail energy veteran Frank Rosa (see Note 3).   Additionally, the Company’s CRS Group, Inc. subsidiary (“CRS Group”) acquired certain assets and assumed certain liabilities of the Summit Software division (“Summit”) of Tri-Tel Communications, Inc. (“Tri-Tel”) (see Notes 2 and 3), one of the leading software companies focused on the PEO and staffing industries.

The Company

References in these Notes to the Condensed Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its wholly-owned consolidated subsidiaries (unless indicated or context otherwise requires), which are:

●    The CRS Group;

●    Accountabilities, Inc. (“Accountabilities”);

●    Corporate Resources Development, Inc. (“CRD”);

●    Insurance Overload Services, Inc. (“Insurance Overload”);

●    Integrated Consulting Group, Inc. (“ICG Inc.”);

●    Diamond Staffing Services, Inc. (“Diamond Staffing”); and,

●          TS Staffing Services, Inc. (“TS Staffing”)

Accountabilities, CRD, Insurance Overload, ICG Inc., Diamond Staffing and TS Staffing are national providers of diversified staffing recruiting and consulting services (collectively, the “Staffing Subsidiaries”).

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial information of the Company as of and for the three and six month periods ended July 5, 2013 and June 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation

S-X. Accordingly, they are unaudited and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities & Exchange Commission (“SEC”).  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Effective January 14, 2013, the Board of Directors of the Company (the “Board”) elected to change the Company’s fiscal year from the Friday closest to September 30th to the Friday closest to December 31st.  The change was intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.  The Company’s fiscal quarters consist of 13 week periods, with the exception of a 53-week fiscal year during which the first quarter consists of a 14 week period.  The three months ended April 5, 2013 was a 14-week fiscal quarter, accordingly the six months ended July 5, 2013 includes 27 weeks.

On May 7, 2013, our wholly owned subsidiary, CRS Group, signed an agreement to purchase certain assets and assume certain liabilities of Summit (the “Summit Acquisition”, see Note 3).   Tri-Tel is a related party that is owned by Robert Cassera, a member of the Board who is the beneficial owner of 90.2% of the outstanding shares of our common stock (giving effect to future issuance of the share consideration in the Summit Acquisition) through personal holdings and those of entities owned by him, including Tri-Tel, Tri-State Employment Services, Inc. and TS Employment Services, Inc. (“TS Employment”) (collectively “Tri-State”) as of May 7, 2013.  In accordance with U.S. GAAP we recorded the Summit Acquisition under the pooling-of-interests method, as described in Note 3 to these condensed consolidated financial statements.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 0.6% and 1.2% of revenues for the three months ended and 0.7% and 1.0% for the six months ended July 5, 2013 and June 29, 2012, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When a net loss is recognized, the diluted loss per share is not computed because any potential issuance of shares of common stock would reduce the reported loss per share and, therefore, have an antidulitive effect.  Therefore, such potential issuance of shares of common stock is included in the computation of diluted earnings per share for the three months and six months ended July 5, 2013 but not for the three and six months ended June 29, 2012.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended		Six Months Ended
	July 5,	June 29,	July 5,	June 29,
	2013	2012	2013	2012

	(unaudited)	(unaudited	(unaudited)	(unaudited
		and restated)		and restated)
Numerator:
Net income (loss)	$2,027,000	$(2,231,000)	$2,146,000	$(4,974,000)

Denominator:
Weighted average shares of common stock outstanding	156,754,000	149,898,000	156,365,000	137,149,000
Dilutive effect of stock options and warrants	1,668,000	–	1,548,000	–
Weighted average shares of common stock outstanding, assuming dilution	158,422,000	149,898,000	157,913,000	137,149,000

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.01	$(0.04)
Diluted	$0.01	$(0.01)	$0.01	$(0.04)

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain reclassifications have been made to the accompanying condensed consolidated financial statements of the prior periods to conform to the current period’s presentation.

3.             Acquisitions and Joint Ventures

Formation of Abest Power & Gas, LLC Joint Venture

On January 22, 2013, the Company announced its entry into the retail energy services industry with the formation of Abest.  Abest is an energy services company that will supply electricity and gas to residential and commercial customers in states where deregulation has offered consumers the ability to choose their energy provider, allowing the Company to expand its offerings to its customers in deregulated states.  Abest commenced operations in 2013 and recorded revenues of $69,000 for the three and six months ended July 5, 2013.  Abest incurred losses of $142,000 and $306,000 the three and six months ended July 5, 2013, respectively, of which 50% or $71,000 and $153,000, respectively, is attributable to noncontrolling interests in accordance with U.S. GAAP.

Acquisition of Summit

Our CRS Group subsidiary completed the Summit Acquisition on May 7, 2013 (Note 1). Pursuant to the terms of the agreement, the CRS Group acquired certain assets and assumed certain liabilities of Summit in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or  $13.75 million, the agreed upon value of Summit’s business operations.  The Summit Acquisition provides the Company the ability to diversify its service offerings to the marketplace.

As described above, Mr. Cassera is the sole owner of Tri-State and its affiliates and was the beneficial owner of 90.2% of our outstanding shares of common stock on May 7, 2013 (giving effect to the future issuance of the share consideration in the Summit Acquisition). Because the Company and Tri-Tel were both controlled by Mr. Cassera, the acquisition was recorded using the pooling-of-interest method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial results of the combined companies as if the acquisition had been in effect for all the reported periods.  For financial statement purposes, we have recorded the operations and effected the pooling-of-interest of Summit as if the Company owned Summit since its purchase by Tri-Tel on January 4, 2008.

The condensed combined summary of operations of the Company giving effect to the pooling-of-interest method in conjunction with the Summit Acquisition for the three months and six months June 29, 2012 are presented below:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 29, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined

	(unaudited)
Revenues	$153,484,000	$598,000	$154,082,000

Direct cost of producing revenues	135,403,000	137,000	135,540,000

Gross profit	18,081,000	461,000	18,542,000

Operating expenses	19,060,000	198,000	19,258,000

Income (loss) from operations	(979,000)	263,000	(716,000)

Interest and other expenses	1,515,000	–	1,515,000

Net income (loss)	(2,494,000)	263,000	(2,231,000)
Less: Net income attributable to noncontrolling interests	–	–	–

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$(2,494,000)	$263,000	$(2,231,000)

Net loss per common share:
Basic and diluted	$(0.02)		$(0.01)

Weighted average shares outstanding:
Basic and diluted	128,898,000	21,000,000	149,898,000

	Six Months Ended June 29, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined

	(unaudited and restated)
Revenues	$297,562,000	$1,198,000	$298,760,000

Direct cost of producing revenues	263,604,000	317,000	263,921,000

Gross profit	33,958,000	881,000	34,839,000

Operating expenses	37,015,000	311,000	37,326,000

Income (loss) from operations	(3,057,000)	570,000	(2,487,000)

Interest and other expenses	2,487,000	–	2,487,000

Net income (loss)	(5,544,000)	570,000	(4,974,000)
Less: Net income attributable to noncontrolling interests	–	–	–

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$(5,544,000)	$570,000	$(4,974,000)

Net loss per common share:
Basic and diluted	$(0.05)		$(0.04)

Weighted average shares outstanding:
Basic and diluted	116,149,000	21,000,000	137,149,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The  condensed combined balance sheet of the Company giving effect to the pooling-of-interest method in conjunction with the Summit Acquisition as of December 28, 2012 is presented below:

	December 28, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined

Current assets	$27,695,000	$499,000	$28,194,000

Total assets	$45,590,000	$5,157,000	$50,747,000

Current liabilities	$26,996,000	$313,000	$27,309,000

Long-term debt and non-current liabilities	$1,910,000	$–	$1,910,000

Stockholders’ equity	$16,684,000	$4,844,000	$21,528,000

Strategic Minor Acquisitions

The Company continues to acquire diverse smaller staffing firms and books of business to augment its growth strategy. The Company made acquisitions with purchase prices totaling $2.3 million and $425,000 for the six months ended July 5, 2013 and June 29, 2012, respectively.  The Company’s year-to-date 2013 strategic minor acquisitions have all been made by TS Staffing and include: Personally Yours, Inc., based in Florida; Temploy, Inc., whose business is concentrated in Southern California; and, Personnel Solutions, Inc., which is based in Iowa.

4.            Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of July 5, 2013 and December 28, 2012:

	As of July 5, 2013
			Accumulated
	Gross	Impairment	Amortization	Net

	(unaudited)
Customer lists and relationships (3 to 10 years)	$14,637,000	$(137,000)	$(9,668,000)	$4,832,000
Backlog (6 to 12 months)	333,000	–	(333,000)	–
Non-competition agreements (2 to 5 years)	2,216,000	(44,000)	(1,788,000)	384,000
Trade name (20 years)	364,000	–	(80,000)	284,000
Lease agreements (3 years)	250,000	–	(250,000)	–
Other intangible assets (2 to 4 years)	153,000	–	(150,000)	3,000

Total	$17,953,000	$(181,000)	$(12,269,000)	$5,503,000

Goodwill (indefinite life)	$17,913,000	$(398,000)		$17,515,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 28, 2012
			Accumulated
	Gross	Impairment	Amortization	Net

	(unaudited and restated)
Customer lists and relationships (3 to 10 years)	$14,306,000	$(137,000)	$(9,243,000)	$4,926,000
Backlog (6 to 12 months)	333,000	–	(333,000)	–
Non-competition agreements (2 to 5 years)	2,169,000	(44,000)	(1,722,000)	403,000
Trade name (20 years)	364,000	–	(76,000)	288,000
Lease agreements (3 years)	250,000	–	(249,000)	1,000
Other intangible assets (2 to 4 years)	150,000	–	(150,000)	–

Total	$17,572,000	$(181,000)	$(11,773,000)	$5,618,000

Goodwill (indefinite life)	$15,914,000	$(398,000)		$15,516,000

The Company recorded amortization expense of $227,000 and $360,000 for the three months ended July 5, 2013 and June 29, 2012, respectively. The Company’s estimated intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending on the Friday closest to December 31,  for the remainder of 2013 and the full years 2014, 2015, 2016, 2017, 2018 and thereafter is $478,000, $908,000, $834,000, $717,000,  $564,000, $564,000 and $1,438,000, respectively.

The Company performed its latest annual impairment analysis as of September 28, 2012, and will continue to test for impairment annually. The Company also measures impairment, as conditions warrant, throughout the fiscal year. While no indicators of impairment were present as of September 28, 2012, in January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, during the quarter ended June 29, 2012

5.            Sales of Receivables

The Company’s Staffing Subsidiaries, other than ICG Inc., are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). ICG Inc. entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. on October 18, 2011 (“Amerisource”).   Accountabilities participated in a similar Amerisource agreement until June 13, 2013 when it entered into a new facility with Wells Fargo.

The aggregate amount of trade receivables that are sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank, and to Amerisource are net of amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) which are due to the Company. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo.    As of July 5, 2013 and December 28, 2012,  these balances at Wells Fargo and Amerisource were as follows:

	Wells Fargo		Amerisource
	July 5, 2013	December 28, 2012	July 5, 2013	December 28, 2012

	(unaudited)
Trade receivables purchased	$71,895,000	$67,153,000	$2,096,000	$10,488,000
Collected Reserve	7,930,000	7,388,000	312,000	1,503,000

Net advances	$63,965,000	$59,765,000	$1,784,000	$8,985,000

Maximum aggregate amount of net advances	$67,500,000	$67,500,000	$4,500,000	$12,000,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amerisource balances On December 28, 2012 included trade receivables from Accountabilities of $7,789,000, Collected Reserve of $1,487,000 and maximum aggregate amount of net advances of $7,500,000.

Wells Fargo charges interest on the amount of receivables sold prior to collection at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.    Under the terms of the agreements with Wells Fargo and Amerisource, with the exception of CRD permanent placement receivables, the lenders advance 90% of the assigned receivables’ value upon sale, and the remaining 10%  is paid to us upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale and the remaining 35%  is paid to us upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $1,114,000 and $674,000 for the three months ended July 5, 2013 and June 29, 2012, respectively, and $1,942,000 and $1,377,000 for the six months ended July 5, 2013 and June 29, 2012, respectively.

The ICG Inc. agreement with Amerisource has a term of two years and a maximum borrowing amount of $4,500,000, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a  minimum rate of 5% per annum) and a monthly collateral management fee of 0.60% of the average daily outstanding borrowings of ICG Inc. The Company incurred interest expense on Amerisource borrowings of $293,000 and $212,000 for the three months ended July 5, 2013 and June 29, 2012, respectively, and $604,000 and $528,000 for the six months ended July 5, 2013 and June 29, 2012, respectively.

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

6.            Related Parties

Commencing August 2010, TS Employment began providing professional employer services to the Company. Professional employer services include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. TS Employment is an affiliate of Tri-State, which is wholly-owned by Mr. Cassera. Due to the timing and payment of invoices received, the aggregate amount payable for unbilled services to TS Employment was $12,194,000 and $9,665,000 as of July 5, 2013 and December 28, 2012, respectively.

The Company is charged an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the three months ended July 5, 2013 and June 29, 2012 was $188,256,000 and $146,300,000, respectively, and the total charged for the six months ended July 5, 2013 and June 29, 2012 was $375,097,000 and $286,615,000, respectively.  These totals are restated to include $327,000 and $613,000 paid by Tri-Tel to TSE-PEO, Inc. (“TSE-PEO”), a Tri-State PEO company similar to TS Employment, for the three and six months ended June 29, 2012, respectively.  The remainder was charged by TS Employment.  TS Employment and TSE-PEO charge the Company their current market rate for services, which is consistent with the amounts that it charges its other customers. Beginning on October 1, 2011, the Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $14,923,000 and $9,782,000 on July 5, 2013 and December 28, 2012, respectively. The amounts  owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable.  The Company recognized $422,000 and $86,000 of related party interest expense for the three months ended July 5, 2013 and June 29, 2012, respectively, and $780,000 and $424,000 for the six months ended July 5, 2013 and June 29, 2012, respectively.

On March 30, 2012, the Company and TS Employment entered into an agreement to convert $12,000,000 of this loan payable into 25,962,788 shares of common stock, at a value per share of $0.4622. Additionally, on July 31, 2012, the Company and TS Employment agreed to convert an additional $2,100,000 of this loan into 4,543,488 shares of the common stock, at a value per share of $0.4622.  These conversions are reflected in the loan payable—related party balance, after giving effect to the conversions noted above as of July 5, 2013 and December 28, 2012.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 7, 2013 our CRS Group subsidiary completed the Summit Acquisition from Tri-Tel, a related party, that has been accounted for a pooling-of-interests in accordance with U.S. GAAP.  Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, the agreed upon value of Summit’s business operations.

Tri-State and Mr. Robert Cassera guaranty the Company’s obligations to Wells Fargo (see Note 5).

7.            Debt

Debt as of July 5, 2013 and December 28, 2012 is summarized as follows:

	July 5,	December 28,
	2013	2012
	(unaudited)
Long-term debt:
Debt from TS Staffing acquisitions (i)	$1,465,000	$–
ICG Inc. acquisition (ii)	1,217,000	1,415,000
Debt from Diamond Staffing acquisitions (iii)	997,000	1,285,000
Short term borrowings (iv)	170,000	–
CRD acquisition (v)	100,000	552,000
Other debt	57,000	58,000
Total	4,006,000	3,310,000
Less current maturities	1,917,000	1,544,000
Non-current portion	2,089,000	1,766,000

Related party long-term debt:
Loan payable – related party (vi)	14,923,000	9,782,000
CRD acquisition (vii)	750,000	750,000
Total	15,673,000	10,532,000
Less current maturities	15,673,000	10,532,000
Non-current portion	–	–

Total long-term debt	19,679,000	13,842,000
Less current maturities	17,590,000	12,076,000
Total non-current portion	$2,089,000	$1,766,000

(i)

In the three months ended April 5, 2013, TS Staffing made three strategic minor acquisitions in consideration of $2.3 million.  Of this amount, $828,000 was paid at the time of the purchases and the remainder will paid out over the next two years.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began to operate a competing temporary placement firm that the Company expects will affect ICG Inc.’s light industrial business for the foreseeable future.   Accordingly, the Company reduced the estimate of the liabilities related to the payment provisions of Rosenthal Agreement by $713,000 due to the facts described above in the three months ended March 30, 2012  In August 2012 the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay 1.5% of cash receipts on its net sales through September 7, 2013 and 1.0% of net sales through September 8, 2019.  The remaining liability to Rosenthal as of July 5, 2013 is $1,191,000 with approximately $180,000 estimated to be payable by April 4, 2014.  While the renegotiation changed the timing of the estimated payments it did not materially change the estimated total amount due.

Additionally, on the Closing Date ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. was obligated to pay 1% of its net sales for two years. The Company originally estimated the value of these payments to be $533,000 and reduced this estimate by $53,000 due to the facts described above in the first fiscal quarter of 2012. In August 2012, the Company also renegotiated these payment terms and agreed to pay 0.5% of net sales through August 25, 2013.  The remaining liability to the former owner at July 5, 2013 is $26,000, all of which is payable by April 4, 2014.

Payments aggregating $198,000 were paid against the debt incurred as part of ICG Acquisition during the six months ended July 5, 2013.

(iii)

Diamond Staffing has made a number of purchases of businesses and customer lists that have included payment streams accounted for as long term debt.   In 2011, the Company incurred $400,000 of debt in connection with such a purchase that is payable in 39 monthly installments of $11,108 beginning in August 2011.  Aggregate payments of $67,000 were made against this debt in the six months ended July 5, 2013.  Additionally in fiscal year 2012, the Company made three acquisitions that required $1,585,000 in future payments based on net sales, which has been accounted for as long term debt.  The Company also paid $450,000 for customer lists and incurred $100,000 of long term debt.  The Company made $221,000 in payments against these debts in the six months ended July 5, 2013.

(iv)	From time to-time the Company finances short term obligations through financial institutions with whom it maintains relationships in order to better manage cash flow.

(v)

In connection with CRD’s acquisition of certain assets of GT Systems, Inc. (“GT Systems”) for $3 million consummated on April 5, 2010 (the “GT Systems Acquisition”), the Company paid $750,000 at closing with the balance of the purchase price to be paid in installments. This balance is to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. If, on April 5, 2013, the full purchase price of $3 million has not been paid, then any remaining balance is due and payable by CRD at that time. This debt is secured by 1,934,331 shares of the Company’s common stock being held in escrow. Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  Based on the acquisition agreement with GT Systems, the Company was given credit for certain pre-acquisition costs of GT Systems paid by the Company post-acquisition, which amounts to a $102,000 reduction in the debt.  In addition, the Company began making payments against the remaining debt and expects to pay it off by the end of 2013.  Payments for the six months ended July 5, 2013 totaled $350,000.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended July 5, 2013,  the Company issued 300,000 shares of its  common stock under the terms of a business advisory agreement (the “Advisory Agreement”), 200,000 shares of common stock were granted to a former officer of the Company in settlement of a termination agreement and 175,000 shares of common stock were granted to four employees in lieu of bonuses.  In addition, the Company issued 750,000 warrants to purchase its common stock in connection with a business development agreement and 500,000 of the options the Company granted under the Advisory Agreement in the fourth quarter of 2012 vested.  Under the terms of the Advisory Agreement options to purchase 1,000,000 shares of common stock were granted and vest from October 2012 to December 2013.  In addition, during the first quarter of 2013, the Company granted an officer of the Company options to purchase up to 600,000 shares of common stock that vest over three years and an employee of the Company was granted options to purchase 75,000 shares of common stock, of which 50,000 options vested immediately (in lieu of previously vested restricted shares that were previously cancelled) and 25,000 options that will vest in one year.

As a result of these grants, the Company recorded  $179,000 and $197,000 of stock compensation costs for the three months and six months ended July 5, 2013 compared to $50,000 and $95,000 for the three months and six month ended June 29, 2012.  As of July 5, 2013, unvested options to purchase 1,125,000 shares of common stock were outstanding for which the Company will record a related expense of $70,000 over the remaining vesting periods.

9.            Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	July 5,	June 29,
	2013	2012

	(unaudited)
Cash paid for interest	$2,989,000	$1,865,000
Non-cash investing and financing activities (in dollars):
Amortization of deferred financing fees	$–	$40,000
Fair value of shares issued for Summit	13,750,000	–
Issuance of debt for business combinations	1,450,000	225,000
Assets acquired and liabilities incurred for cash paid and issuance of paid for business combinations
Goodwill	(1,999,000)	–
Intangible assets	(381,000)	(225,000)
Accounts payable and accrued liabilities	35,000	–
Reconciliation of balance sheet changes from non-cash pooling-of-interest acquisition adjustments:
Additional paid-in capital	(856,000)	–
Loan payable – related party – net	711,000	–
Trade accounts receivable including unbilled receivables	466,000	–
Accounts payable and accrued liabilities	(298,000)	–
Accrued wages and related obligations - due to related party	(15,000)	–
Property and equipment, net	(8,000)	–

10.            Commitments and Contingencies

Accounts Receivable

In connection with the Company’s sale of its trade receivables it is contingently liable to repurchase, at the sole discretion of Wells Fargo and Amerisource, any receivables that are 90 days past due,  with the exception of accounts related to the healthcare industry,  since they are historically slow payers due to reimbursement cycles. Accordingly, the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

At July 5, 2013, the Company had operating leases, primarily for office premises, expiring at various dates through August 2018. Future minimum rental commitments under operating leases are as follows:

Minimum Rental
Commitments
Fiscal Years Ending on the Friday closest to December 31st:	(unaudited)
2013 (remaining)	$1,262,000
2014	2,139,000
2015	1,025,000
2016	122,000
2017	12,000
2018	7,000
Total	$4,567,000

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

11.            Subsequent Events

On July 15, 2013, the Company issued a press release announcing that it has submitted an application for listing on the NASDAQ Capital Market. The Company's listing application is subject to review and approval by NASDAQ's listing qualifications department for compliance with all NASDAQ Capital Market standards.

On August 5, 2013, we filed an Information Statement with the SEC to facilitate the increase in our authorized shares of common stock from 145,000,000 shares to 185,000,000 shares by amending and restating the Company’s Certificate of Incorporation.  The increase was necessary to facilitate the completion of the Summit Acquisition (see Note 3) and to provide for future issuances of common stock.

The Company has evaluated subsequent events through August 14, 2013, the date the financial statements were available to be issued.  Except as disclosed above, there are no material events requiring recognition or disclosure.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainities include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K/A for the fiscal year ended September 28, 2012 and our other reports filed with the SEC. Some of the key factors that may have a direct bearing on our expected results of operations, performance and financial condition are:

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

Overview

We deliver temporary staffing solutions for professional services, administrative and light industrial positions and provide cloud-based enterprise applications and hosting services to professional employer organization (“PEO”) and staffing companies. We help our customers build a better workforce by providing trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

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

We offer our staffing services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

●    The CRS Group, the parent company of Summit, a software business that provides enterprise applications and hosting services for many companies in the PEO and staffing industries who are transitioning to a cloud computing environment.  Summit has historically generated high profit margins and their technology services more than 270 PEO’s and staffing clients. We believe that Summit will allow us to begin to develop new revenue streams focused on strategic partnerships with a concise affinity marketing program that will lead to greater profits for the Company;

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

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.  We provide these services nationwide across a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. We conduct all of our business in the United States and operate 231 staffing and on-site facilities coordinating operations in 44 states and the District of Columbia.  Our headquarters are in New York City.

In addition, during the first quarter of 2013, we formed the Abest joint venture and acquired the Summit business from Tri-Tel, allowing us to horizontally integrate our sales and marketing relationships with our temporary employees and our customers in a manner that we expect will yield higher margin revenues in the future.  By diversifying our offerings in this manner, we believe we have expanded the depth of these strategic relationships.  We believe that Summit will allow us to significantly increase the number of lives we impact every day with higher margin offerings to our current and future customers.

Our future profitability and rate of growth will be directly affected by our ability to: (i) continue to expand the services we offer at acceptable gross margins; (ii) achieve economies of scale, through the continued introduction of differentiated marketing and sales channels; and (iii) successfully integrate acquisitions and operate new business ventures. Our ability to achieve profitable operations will also be affected by the extent to which we are able to reduce debt and effectively manage additional expenses that we will incur to increase our sales, marketing and administrative capabilities to facilitate the expansion of our business. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, employment taxes, benefits and incentive compensation (including bonuses and stock-based compensation) for our employees. Our management expects that our operating expenses will continue to grow in absolute dollars as our business continues to grow. However, as a percentage of revenue, we expect our operating expenses to decrease as our revenues increase.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

There have been no accounting pronouncements that have been recently issued or are not yet effective that will have a material effect on our condensed consolidated financial statements.

Results of Operations

The Company’s results of operations for the three months and six months ended June 29, 2012 have been restated to include the results of operations of Summit as a result of recording the Summit Acquisition as a pooling-of-interests in accordance with U.S. GAAP.

Three months ended July 5, 2013 compared to three months ended June 29, 2012

Revenues

For the three months ended July 5, 2013, our revenues increased by $45.1 million or 29.3% to $199.2 million as compared to $154.1 million for the three months ended June 29, 2012.  Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and in 2013 that added $11.2 million in revenues.  We believe that that the 22.0% incremental growth in revenues not associated with our acquisitions exceeds the industry average because of our aggressive sales strategies designed to increase our market share. We expect that our sales force will continue to aggressively grow revenues from existing and new customers, especially those whose previous staffing firms may have exited the industry, for the foreseeable future and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

For the three months ended July 5, 2013, our direct cost of services increased by $40.7 million or 30.0% to $176.2 million, as compared to $135.5 million for the three months ended June 29, 2012.  The increase was primarily driven by the 29.3% increase in revenues. As a percentage of revenues, our cost of producing revenues increased from 88.0% to 88.4%, primarily as a result of higher state unemployment tax rates in the states where we have concentrated business and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.

These increases were partially offset by a reduction in the administrative charges that TS Employment Services charges us (the “Administrative Fee”) as a PEO from 2% to 1.4%. This reduction in the Administrative Fee is the result of a series of negotiations over the course of several months in mid-2012.  These negotiations with TS Employment Services were aimed at determining a fair market value for administrative charges that TS Employment Services charges us as a PEO.  The services TS Employment provides to us include payroll services, workers’ compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration.  While no thresholds have been predetermined for future reductions of the Administrative Fee, we intend to analyze and discuss the need for future reductions as our payroll volume and other conditions warrant.

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

Gross profit

For the three months ended July 5, 2013, our gross profit increased by $4.5 million or 24.2% to $23.0 million as compared to $18.5 million for the three months ended June 29, 2012.  As a percentage of revenues, gross profit decreased from 12.0% in the 2012 period to 11.6% in the 2013 period.  We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit and Abest, that are expected to yield higher margins in the future; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of state unemployment taxes. We expect competitive pricing pressures and increased payroll costs will continue to negatively affect our business for the foreseeable future.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Selling, general and administrative expenses

For the three months ended July 5, 2013, selling, general and administrative expenses increased by $51,000 or  0.3% to $18.8 million, or 9.5% of revenues, as compared to $18.8 million, or 12.2% of revenues for the three months ended  June 29, 2012.  The increase was primarily due to increased direct personnel costs of $668,000 due to increased commissions relating to increased revenues and new employees added to support the revenue growth.  This increase was substantially offset by our ability to curb and reduce non-personnel costs including consolidation of offices and functions that will continue in connection with our announced rebranding and consolidation.  The 2012 period was also impacted by severance expenses of $390,000 and the conclusion of payments for employment agreements related to the GT Systems Acquisition that did not impact the 2013 period.

Our revenue growth has allowed us to better leverage our fixed costs as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the integration of our acquired operations as well as the continued growth of revenues will result in continued reduced selling, general and administrative costs as a percentage of revenues in 2013 and beyond.

Depreciation and amortization

For the three months ended July 5, 2013, depreciation and amortization expenses decreased by $110,000 to $363,000 as compared to $473,000 in the three months ended June 29, 2012.  The variability in the timing of acquisitions will continue to cause fluctuations in the amortization of acquisition-related long-lived assets.

Income (loss) from operations

The factors described above resulted in $3.8 million of income from operations for the three months ended July 5, 2013 compared to a  $716,000 loss from operations for the three months ended  June 29, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense increased from $886,000 for the three months ended June 29, 2012 to $1.4 million  for the three months ended July 5, 2013. This increase was due a higher volume of accounts receivable financing during the 2013 period as our operations grew. In addition, we recorded $422,000 and $86,000 of interest on related party balances for the three months ended July 5, 2013 and June 29, 2012, respectively.  The increase of $336,000 was due to a substantially lower loan balance for the three months ended June 29, 2012 as we had converted $12 million of the loan to equity on March 30, 2012.

Acquisitions expenses

We incurred acquisition expenses of $32,000 for the three months ended July 5, 2013 and no expenses for the three months ended June 29, 2012. These expenses consisted primarily of legal and accounting fees.

Other expense

For the three months ended July 5, 2013 we recorded other expense of $10,000 compared to $543,000 in other expense for the three months ended June 29, 2012 when we established an allowance for pre-acquisition costs related to the GT Systems Acquisition.

Net income (loss)

The factors described above resulted in net income of $2.0 million for the three months ended July 5, 2013 as compared to a net loss of $2.2 million, for the three months ended June 29, 2012.

Net loss attributable to noncontrolling interests

In accordance with U.S. GAAP, we recorded the  $71,000 net loss attributable to Abest’s other member that improved our financial results for the three months ended July 5, 2013.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.

Net income available to common shareholders of our Company, exclusive of the loss attributable to noncontrolling interests of Abest, was $2.0 million for the three months ended April 5, 2013 as compared to a net loss of $2.2 million for the three months ended June 29, 2012.

Six months ended July 5, 2013 compared to six months ended June 29, 2012

Revenues

For the six months ended July 5, 2013, our revenues increased by $94.6 million or 31.7% to $393.4 million as compared to $298.8 million for the six months ended June 29, 2012.  The six months ended July 5, 2013 was a 27-week period while the six months ended June 29, 2012  was a 26-week period.  Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and in 2013 that added $18.8 million in revenues.  We believe that $11.1 million of the increase is attributable to the extra week in the fiscal period and the remainder of the increase is attributable to new clients and increased demand from our existing customers. We believe that that the 21.7% incremental growth in revenues not associated with our acquisitions and the extra week of operations significantly exceeds the industry average because of our aggressive sales strategies designed to increase our market share. We expect that our sales force will continue to aggressively grow revenues from existing and new customers for the foreseeable future, especially those whose previous staffing firms may have exited the industry, and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

For the six months ended July 5, 2013, our direct cost of services increased by $84.8 million or 32.1% to $348.7 million, as compared to $263.9 million for the six months ended June 29, 2012.  The increase was primarily driven by the 31.7% increase in revenues. As a percentage of revenues, our cost of producing revenues increased from 88.3% to 88.6%, primarily as a result of higher state unemployment tax rates in the states where our business is concentrated and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.

These increases were partially offset by a reduction in the Administrative Fee that TS Employment Services charges us as a PEO from 2% to 1.4%. This reduction in the Administrative Fee is the result of a series of negotiations over the course of several months in mid-2012.

Gross profit

For the six months ended July 5, 2013, our gross profit increased by $9.9 million or 28.4% to $44.7 million as compared to $34.8 million for the six months ended June 29, 2012.  As a percentage of revenues, gross profit decreased from 11.7% in the 2012 period to 11.4% in the 2013 period.  We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit and Abest, that are expected to yield higher margins; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of state unemployment taxes. We expect competitive pricing pressures and increased payroll costs to continue to negatively affect our business for the foreseeable future.

Selling, general and administrative expenses

For the six months ended July 5, 2013, selling, general and administrative expenses increased by $2.4 million or 6.6% to $38.7 million, or 9.8% of revenues, as compared to $36.3 million, or 12.2% of revenues for the six months ended  June 29, 2012.  The increase was primarily due to increased direct personnel costs of $2.2 million, due to the additional week of salary and increased commissions due to increased revenues and new employees added to support our revenue growth.  This increase was partially offset by our ability to curb and reduce non-personnel costs (despite the extra week of expenses) including consolidation of offices and functions that will continue in connection with our announced rebranding and consolidation.   The 2012 period was also impacted by severance expenses of $390,000 and the conclusion of employment agreements related to the GT Systems Acquisition during the first quarter of 2013, reducing their impact on the 2013 period.

Our revenue growth has allowed us to better leverage our fixed costs as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

completion of integrating our acquired operations as well as the continued growth of revenues will result in continued reduced selling, general and administrative costs as a percentage of revenues in 2013 and beyond.

Depreciation and amortization

For the six months ended July 5, 2013, depreciation and amortization expenses decreased by $199,000 to $779,000 as compared to $978,000 in the six months ended June 29, 2012.  The variability in the timing of acquisitions will continue to cause fluctuation in the amortization of acquisition-related long-lived assets.

Income (loss) from operations

The factors described above resulted in $5.2 million of income from operations for the six months ended July 5, 2013 compared to a  $2.5 million loss from operations for the six months ended  June 29, 2012.

Interest expense

Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense increased from $2.0 million for the six months ended June 29, 2012 to $2.5 million  for the six months ended July 5, 2013. This increase was due to a higher volume of accounts receivable financing during the 2013 period as a result of our increased level of operations and was partially offset by a $140,000 exit fee ICG Inc. incurred during the 2012 period terminating a financing facility.  In addition, we recorded $780,000 and $424,000 of interest on related party balances for the six months ended July 5, 2013 and June 29, 2012, respectively.

Acquisitions expenses

We incurred acquisition expenses of $62,000 and $12,000 for the six months ended July 5, 2013 and June 29, 2012, respectively, primarily due to minor strategic acquisitions (see Note 3). These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with the resignation of a sales executive and 14 other sales, administrative and operations personnel from ICG Inc. in January 2012, we recognized the following non-operating gains and losses, netting to a gain of $537,000 in the six months ended June 29, 2012:

•	Gain on remeasurement of long term debt, from ICG Inc.’s contingent purchase price, and other related income of $1.1 million; and
•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

Other expense (income)

For the six months ended July 5, 2013 we recorded other income of $154,000 mainly due to reaching an agreement to reimburse us for certain pre-acquisition costs associated with the GT Systems Acquisition compared to other expense of $543,000 for the six months ended June 29, 2012 due to an allowance established for these costs in the prior year.

Net income (loss)

The factors described above resulted in net income of $2.0 million for the six months ended July 5, 2013 as compared to a net loss of $5.0 million, for the six months ended June 29, 2012.

Net loss attributable to noncontrolling interests

In accordance with U.S. GAAP we recorded the $153,000 net loss attributable to Abest’s other member that improved our financial results for the six months ended July 5, 2013.

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.

Net income (loss) available to common shareholders of our Company, exclusive of the loss attributable to noncontrolling interests of Abest, is $2.1 million for the six months ended July 5, 2013 as compared to a net loss of $5.0 million for the six months ended June 29, 2012.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and his related companies. As of July 5, 2013, we had working capital of $457,000. Current liabilities as of July 5, 2013 included approximately $2.7 million of the current portion of long-term debt (including $750,000 to related parties) and a loan payable to a related party of $14.9 million, which is due and payable to Tri-State for costs charged by Tri-State for professional employment organization services that arise and are paid in the ordinary course of business. On March 30, 2012 and July 31, 2012, we and TS Employment agreed to convert $12 million and $2.1 million of loans payable to TS Employment into 25,962,788 shares and 4,543,488 shares of common stock, respectively, at a value per share of $0.4622. Additionally, we accrued  $12.2 million of wages and related costs attributable to the week ended July 5, 2013 that were invoiced by Tri-State after that date. Our total outstanding debt and loans payable to related party as of July 5, 2013 was $15.7 million, of which  $750,000 is due upon demand. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital,” to effectively accomplish these objectives.

Cash Flows

We have relied on the sale of our trade receivables, funding from related parties and, periodically, proceeds from short term borrowings and issuance of our common stock to satisfy our working capital requirements and to fund acquisitions.  Management believes that the funding from related parties has advantages to our Company, including a quick response to funding requirements and a lack of restrictive covenants. Management anticipates that the Company will continue to rely on related parties for its short-term financing needs, as well as other sources of funding.  In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs, or to take advantage of business opportunities, including growth of our existing business and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to seek additional reductions in operating expenditures and/or increases in operating efficiencies.

For the six months ended July 5, 2013, net cash provided by financing activities of $3.7 million was offset by cash used in operating activities of $2.5 million and cash used in investing activities of $1.3 million.  For the six months ended June 29, 2012,  cash provided by financing activities of $1.8 million, restated to include cash outflows of $433,000 from Summit, were offset by cash used in operating activities of $1.5 million, restated to include $402,000 of cash inflows from Summit, and cash used for investing activities of $278,000.

Our cash used in operating activities increased by $989,000 million despite an increase in net income of $7.0 million and decrease in net unbilled receivables after related accrued salaries and payroll taxes of $950,000 for the six months ended July 5, 2013 compared to the comparable 2012 period, primarily due to cash outflows for the following:

•

$6.0 million increase in net accounts receivable and amounts due from financial institutions less amounts due on our accounts receivable sales agreements.  While the amount of assigned accounts receivables and receivables greater than 90 days old that are charged back to the Company has grown, such growth has been commensurate with the growth of our business and has not resulted in a greater percentage of bad debt losses on these assigned accounts receivables or receivables that have been charged back to us under the Wells Fargo and Amerisource agreements;

•	$2.6 million decrease in accounts payable and accrued expenses due to the timing and payments of expenses; and,
•	$2.0 increase in other current assets due to the capitalization and recognition of expenses in accordance with U.S. GAAP.

Cash used in investing activities increased by $979,000 for the six months ended July 5, 2013 when compared to the six months ended June 29, 2012.  Cash used in business combinations increased by $695,000 and cash used in the purchase of property and equipment increased by $284,000.  Cash provided from financing activities decreased by $1.9 million primarily as a result of increased loans payable to related party of $1.7 million, short-term borrowings of $650,000 and a decrease in debt payments of $449,000 compared to the 2012 comparable six month period.

We believe that improving cash flows from operating activities through improved profitability and working capital management including improved efficiencies in the sale of our trade receivables will enable us to finance our internal growth while being less reliant on loans from related parties.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Working Capital

Our current assets exceeded our current liabilities by $457,000 and $885,000 as of July 5, 2013 and December 28, 2012, respectively. The $428,000  decrease in our working capital since December 28, 2012 was primarily due to a $5.1 million increase in loans payable to related party, which was partially offset by a $4.5 million net increase in current assets  and other net current liabilities of $288,000.  We continue to engage in activities to improve our working capital, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. To accomplish these objectives our management is focusing on increased profitability, raising new outside capital and consummating debt to equity conversions.

Based on the above activities and our current expectations, we believe that we have adequate resources to meet our operating needs through July 2014.  Our Staffing Subsidiaries, other than ICG Inc., are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). ICG Inc. entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. on October 18, 2011 (“Amerisource”).   Accountabilities participated in a similar Amerisource agreement until June 13, 2013 when it entered into a new facility with Wells Fargo.

The aggregate amount of trade receivables that are sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank, and to Amerisource are net of the Collected Reserve  which are due to the Company. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo.  As of July 5, 2013 and December 28, 2012, these balances at Wells Fargo and Amerisource were as follows:

	Wells Fargo		Amerisource
	July 5, 2013	December 28, 2012	July 5, 2013	December 28, 2012

	(unaudited)
Trade receivables purchased	$71,895,000	$67,153,000	$2,096,000	$10,488,000
Collected Reserve	7,930,000	7,388,000	312,000	1,503,000

Net advances	$63,965,000	$59,765,000	$1,784,000	$8,985,000

Maximum aggregate amount of net advances	$67,500,000	$67,500,000	$4,500,000	$12,000,000

Amerisource balances on December 28, 2012 included trade receivables from Accountabilities of $7.8 million, Collected Reserve of $1,487,000 and maximum aggregate amount of net advances of $7,500,000.

Wells Fargo charges interest on the amount of receivables sold prior to collection at an annual rate of the 90-day London Interbank Offered Rate plus 5.55% per annum. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.  Under the terms of the agreements with Wells Fargo and Amerisource, with the exception of CRD permanent placement receivables, the lender advances 90% of the assigned receivables’ value upon sale, and the remaining 10% is paid to us upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale and the remaining 35% is paid to us upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1.25 million.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying statements of operations and amounted to $1.1 million and $674,000 for the three months ended July 5, 2013 and June 29, 2012, respectively, and $1.9 million and $1.4 million for the six months ended July 5, 2013 and June 29, 2012, respectively.

The ICG Inc. agreement with Amerisource has a term of two years and a maximum borrowing amount of $4,500,000, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 5% per annum) and a monthly collateral management fee of 0.60% of the average daily outstanding borrowings of ICG Inc. We incurred interest expense on

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Amerisource borrowings of $293,000 and $212,000 for the three months ended July 5, 2013 and June 29, 2012, respectively, and $604,000 and $528,000 for the six months ended July 5, 2013 and June 29, 2012, respectively.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our net revenues and results of operations, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of July 5, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 5, 2013, we issued the following shares and warrants and options to purchase shares that were not registered under the Securities Act of 1933 (the “Securities Act”):

•

300,000 shares of our common stock were issued under the terms of  the Advisory Agreement in 100,000 share tranches in each of the months of April,  May and June 2013. The shares were valued at $0.44 per share for total consideration of  $131,000;

•	750,000 warrants to purchase our common stock to a business development partner. These warrants have an exercise price of $1.00 per share;
•	600,000 options to purchase our common stock to an officer of the company. These options have an exercise price of $0.44 per share; and,
•	75,000 options to purchase our common stock to an employee of the company. These options have an exercise price of $0.44 per share.

Such shares were issued pursuant to the exemption afforded by 4(a)(2) under the Securities Act.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other

None.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ay

CORPORATE RESOURCE SERVICES, INC.

Date: August 14, 2013	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)