Form 10-Q
period 2013-10-04
Corporate Resource Services, Inc.
filed 2013-11-14
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Common Stock, $.0001 par value, outstanding as of November 4, 2013 was 157,747,000.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of October 4, 2013 (unaudited) and December 28, 2012 (unaudited and restated)	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 4, 2013 (unaudited) and September 28, 2012 (unaudited and restated)	4

Condensed Consolidated Statement of Equity for the Nine Months Ended October 4, 2013 (unaudited and restated)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 4, 2013 (unaudited) and September 28, 2012 (unaudited and restated)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risks	30

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Mine Safety Disclosures	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signatures	33

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	October 4,	December 28,
	2013	2012
ASSETS	(unaudited)	(unaudited and restated)
Current assets:
Cash	$647	$284
Accounts receivable, net of allowance for doubtful accounts of $3,299 and $2,899, respectively	12,151	8,638
Due from financial institution	8,177	8,891
Unbilled receivables	16,348	9,542
Prepaid expenses and other current assets	2,551	599
Total current assets	39,874	27,954
Property and equipment, net	1,264	1,141
Deferred tax asset	1,744	—
Other assets	429	278
Intangible assets, net	5,262	5,618
Goodwill	17,755	15,756
Total assets	$66,328	$50,747
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,391	$5,364
Accrued wages and related obligations - due to related party	15,160	9,665
Income taxes payable	444	204
Current portion of long-term debt	1,473	1,544
Current portion of related party long-term debt	—	750
Deferred income tax liabilities	1,300	—
Loan payable – related party	14,341	9,782
Total current liabilities	37,109	27,309
Long-term debt, net of current portion	2,046	1,766
Deferred rent	213	144
Total liabilities	39,368	29,219
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 185,000 shares authorized; 159,521 issued and 157,587 outstanding (See Note 7) as of October 4, 2013 and 157,766 issued and 155,832 outstanding (see Note 7) as of December 28, 2012	16	16
Additional paid-in capital	23,537	24,382
Retained earnings (accumulated deficit)	3,673	(2,870)
Total stockholders’ equity	27,226	21,528
Noncontrolling interest	(266)	—
Total equity	26,960	21,528
Total liabilities and equity	$66,328	$50,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2013	2012	2013	2012
	(unaudited)	(unaudited and restated)	(unaudited)	(unaudited and restated)
Revenues	$208,957	$180,409	$602,370	$479,169
Direct cost of producing revenues purchased from related parties	182,256	158,480	529,086	420,148
Direct cost of producing revenues	784	352	2,692	2,605
Gross profit	25,917	21,577	70,592	56,416
Selling, general and administrative expenses purchased from related parties	12,058	12,166	38,347	36,265
Selling, general and administrative expenses (including stock-based compensation of $531 and $142 for the three months ended and $728 and $237 for the nine months ended October 4, 2013 and September 28, 2012, respectively)	7,660	6,280	20,040	18,529
Depreciation and amortization	466	453	1,245	1,431
Income from operations	5,733	2,678	10,960	191
Interest expense	927	1,059	3,473	3,104
Interest expense – related party	464	145	1,244	569
Acquisition expenses	34	84	96	96
Net gain on revaluation of ICG Inc.	—	—	—	(537)
Other expense (income)	24	(2)	(130)	541
Net income (loss)	4,284	1,392	6,277	(3,582)
Less: loss attributable to noncontrolling interests	(113)	—	(266)	—
Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$4,397	$1,392	$6,543	$(3,582)
Earnings (loss) per share:
Basic	$0.03	$0.01	$0.04	$(0.03)
Diluted	$0.03	$0.01	$0.04	$(0.03)
Weighted average shares outstanding:
Basic	157,318	153,343	156,675	142,505
Diluted	162,896	153,593	159,395	142,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Equity	Interest	Equity
	(unaudited)
Balance as of December 28, 2012 (restated)	157,766	$16	$24,382	$(2,870)	$21,528	$—	$21,528
Adjustment related to the pooling-of-interests of related party acquisitions	—	—	(1,573)	—	(1,573)	—	(1,573)
Stock-based compensation	1,755	—	728	—	728	—	728
Net income (loss) for the nine months ended October 4, 2013	—	—	—	6,543	6,543	(266)	6,277
Balance as of October 4, 2013	159,521	$16	$23,537	$3,673	$27,226	$(266)	$26,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended
	October 4,	September 28,
	2013	2012
	(unaudited)	(unaudited and restated)
Cash flows from operating activities:
Net income (loss)	$6,277	$(3,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,245	1,432
Impairment of goodwill and intangible assets	—	579
Bad debt expense	396	707
Stock-based compensation	728	237
Deferred taxes	(444)	—
Gain on remeasurement of long term debt	(102)	(766)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(4,375)	624
Due from financial institution	714	(2,592)
Prepaid expenses and other current assets	(1,952)	63
Other assets	(151)	448
Accounts payable and accrued liabilities	(435)	2,256
Unbilled receivables	(6,806)	(7,671)
Accrued wages and related obligations – due related party	5,510	5,632
Deferred rent	69	(56)
Net cash provided by (used in) operating activities	674	(2,689)
Cash flows from investing activities:
Purchases of property and equipment	(623)	(147)
Purchase of customer lists	—	(350)
Cash paid for business combinations	(930)	(200)
Net cash used in investing activities	(1,553)	(697)
Cash flows from financing activities:
Principal payments on long-term debt	(1,789)	(1,313)
Principal payments on long-term debt – related parties	(1,469)	(100)
Short term borrowings	650	—
Loan payable – related party – net	3,850	5,814
Advances to related party – net	—	(1,018)
Deferred financing costs	—	(75)
Net cash provided by financing activities	1,242	3,308
Change in cash	363	(78)
Cash at beginning of period	284	137
Cash at end of period	$647	$59
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Description of the Company and its Business

Nature of Operations

Corporate Resource Services, Inc. (the “Company”) is a diversified technology, staffing, recruiting, and consulting services firm. We deliver temporary staffing solutions for professional services, administrative and light industrial positions and provide cloud-based enterprise applications and hosting services to professional employer organization (“PEO”) and staffing companies. We help our customers build a better workforce by providing trained employees in the areas of insurance, information technology, accounting, legal, engineering, science, healthcare, life sciences, creative services, hospitality, retail, general business and light industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies. The Company provides these services to a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. In the United States, we operate 235 staffing and on-site facilities coordinating operations in 47 states and the District of Columbia.  On November 12, 2013, the Company announced the acquisition of United Kingdom-based Flex Recruitment Plus Limited ("FlexPlus"), our first international subsidiary (see Note 11). Our headquarters are in New York City.

In 2013, the Company diversified its operations by entering into the retail energy services industry with the formation of Abest Power & Gas, LLC (“Abest”) (see Note 3).   Additionally, the Company’s CRS Group, Inc. subsidiary (“CRS Group”) acquired certain assets and assumed certain liabilities of the Summit Software division ("Summit") of Tri-Tel Communications, Inc. (“Tri-Tel”) (see Notes 2 and 3), a software business that provides enterprise applications and hosting services for many companies in the PEO and staffing industries that are transitioning to a cloud computing environment.

On September 6, 2013 the Company's stock began trading on the NASDAQ Capital Market. Prior to that date the Company's common stock traded on the over the counter market.

The Company

References in these Notes to the Condensed Consolidated Financial Statements of the Company refer to Corporate Resource Services, Inc., including its wholly-owned consolidated subsidiaries (unless indicated or context otherwise requires), which are:

•	The CRS Group;

•	Accountabilities, Inc. (“Accountabilities”);

•	Corporate Resources Development, Inc. (“CRD”);

•	Insurance Overload Services, Inc. (“Insurance Overload”);

•	Integrated Consulting Group, Inc. (“ICG Inc.”);

•	Diamond Staffing Services, Inc. (“Diamond Staffing”); and,

•	TS Staffing Services, Inc. (“TS Staffing”)

Accountabilities, CRD, Insurance Overload, ICG Inc., Diamond Staffing and TS Staffing are national providers of diversified staffing recruiting and consulting services (collectively, the “Staffing Subsidiaries”).

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial information of the Company as of and for the three and nine month periods ended October 4, 2013 and September 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they are unaudited and do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and disclosures normally included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities & Exchange Commission (“SEC”).  However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Effective January 14, 2013, the Board of Directors of the Company (the “Board”) elected to change the Company’s fiscal year from the Friday closest to September 30th to the Friday closest to December 31st.  The change was intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.  The Company’s fiscal quarters consist of 13 week periods, with the exception of a 53-week fiscal year during which the first quarter consists of a 14 week period.  The three months ended April 5, 2013 was a 14-week fiscal quarter, accordingly the nine months ended October 4, 2013 includes 40 weeks.

On May 7, 2013, our wholly owned CRS Group subsidiary acquired certain assets and assumed certain liabilities of the Summit division of Tri-Tel (the "Summit Acquisition"). Tri-Tel is a related party that is owned by our controlling shareholder, Robert Cassera, a member of the Board who was the beneficial owner of 89.9% of the outstanding shares of our common stock through personal holdings and holdings of entities owned by him, including Tri-Tel, Tri-State Employment Services, Inc.,TS Employment Services, Inc. and TSE-PEO, Inc. (collectively “Tri-State”).  In accordance with U.S. GAAP we recorded the Summit Acquisition under the "as if pooling-of-interests" method, as described in Note 3 to these unaudited condensed consolidated financial statements.

Revenue Recognition

Staffing and consulting revenues are recognized when professionals deliver services. Permanent placement revenue, which generated 0.4% and 0.8% of revenues for the three months ended and 0.6% and 0.9% for the nine months ended October 4, 2013 and September 28, 2012, respectively, is recognized when the candidate commences employment, net of an allowance for those not expected to remain with clients through a 90-day guarantee period, wherein the Company is obligated to find a suitable replacement.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of its clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

may be required. The Company sells its accounts receivable under a sale agreement, as described in Note 5 to these unaudited condensed consolidated financial statements.

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

•
Loan payable – related party represents amounts due for items that have been invoiced from Tri-State.  Tri-State charges the Company interest on a monthly basis at 12% per annum of the outstanding loan balance.

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

When a net loss is recognized, the diluted loss per share is not computed because any potential issuance of shares of common stock would reduce the reported loss per share and, therefore, have an anti-dulitive effect.  Therefore, such potential issuance of shares of common stock is included in the computation of diluted earnings per share for the three months and nine months ended October 4, 2013 and the three months ended September 28, 2012 but not for the nine months ended September 28, 2012.

The following table sets forth the computation of basic and diluted per share information:

	Three Months Ended		Nine Months Ended
	October 4,	September 28,	October 4,	September 28,
	2013	2012	2013	2012
	(unaudited)	(unaudited and restated)	(unaudited)	(unaudited and restated)
Numerator:
Net income (loss)	$4,397,000	$1,392,000	$6,543,000	$(3,582,000)
Denominator:
Weighted average shares of common stock outstanding	157,318,000	153,343,000	156,675,000	142,505,000
Dilutive effect of stock options and warrants	5,578,000	250,000	2,720,000	—
Weighted average shares of common stock outstanding, assuming dilution	162,896,000	153,593,000	159,395,000	142,505,000
Net income (loss) per share:
Basic	$0.03	$0.01	$0.04	$(0.03)
Diluted	$0.03	$0.01	$0.04	$(0.03)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that the future tax benefits from some portion of the deferred tax assets will not be realized. U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. Tax exposures can involve complex issues and may require an extended period to resolve.

In the three months ended October 4, 2013, the Company completed the utilization of its net operating loss carryforwards ("NOLs") and, as a result, had no effective tax rate. The Company has recorded $3,000,000 and $1,300,000 of deferred income tax assets and liabilities, respectively as of October 4, 2013. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or NOLs can be utilized. The Company's management considered the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted.

As of October 4, 2013, the Company's management determined that it is more-likely-than-not that some portion of our deferred tax assets will not be realized and we maintained a valuation allowance of $1,256,000, decreasing the valuation by $444,000 for the three months ended October 4, 2013.

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

Reclassifications

Certain reclassifications have been made to the accompanying unaudited condensed consolidated financial statements of the prior periods to conform to the current period’s presentation.
3.             Acquisitions and Joint Ventures

Formation of Abest Power & Gas, LLC Joint Venture

On January 22, 2013, the Company announced its entry into the retail energy services industry through the formation of Abest, a joint venture with Rosa Power, LLC.  Abest is an energy services company that supplies electricity and gas to residential and commercial customers in states where deregulation has offered consumers the ability to choose their energy provider, allowing the Company to expand its offerings to its customers in deregulated states.  Abest commenced operations in 2013 and recorded revenues of $320,000 and $389,000 and incurred losses of $226,000 and $532,000 for the three and nine months ended October 4, 2013, respectively, of which 50% or $113,000 and $266,000, respectively, is attributable to noncontrolling interests in accordance with U.S. GAAP.

Acquisition of Summit

Our CRS Group subsidiary completed the Summit Acquisition on May 7, 2013 (Note 2). Pursuant to the terms of the agreement, the CRS Group acquired certain assets and assumed certain liabilities of Summit in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or  $13.75 million, the agreed upon value of Summit’s business

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations.  The Summit Acquisition provides the Company with the ability to further diversify its service offerings to the marketplace.

As described above, our controlling shareholder is the sole owner of Tri-State and its affiliates and was the beneficial owner of 90.2% of our outstanding shares of common stock on May 7, 2013. Because the Company and Tri-Tel were both controlled by our controlling shareholder, the acquisition was recorded using the "as if pooling-of-interests" method required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial results of the combined companies as if the acquisition had been in effect for all the reported periods.  For financial statement purposes, we have recorded the operations and effected the pooling-of-interests of Summit and the Company as if the Company owned Summit since its purchase by Tri-Tel on January 4, 2008.

The condensed combined summary of operations of the Company giving effect to the "as if pooling-of-interests" method in conjunction with the Summit Acquisition for the three and nine month periods ended September 28, 2012 are presented below:

	Three Months Ended September 28, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined
	(unaudited)
Revenues	$179,716,000	$693,000	$180,409,000
Direct cost of producing revenues	158,712,000	120,000	158,832,000
Gross profit	21,004,000	573,000	21,577,000
Operating expenses	18,700,000	199,000	18,899,000
Income from operations	2,304,000	374,000	2,678,000
Interest and other expenses	1,286,000	—	1,286,000
Net income	1,018,000	374,000	1,392,000
Less: Net income attributable to noncontrolling interests	—	—	—
Net income available to common shareholders of Corporate Resource Services, Inc.	$1,018,000	$374,000	$1,392,000
Net loss per common share:
Basic and diluted	$0.01	$0.00	$0.01
Weighted average shares outstanding:
Basic and diluted	132,343,000	21,000,000	153,343,000

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 28, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined
	(unaudited)
Revenues	$477,278,000	$1,891,000	$479,169,000
Direct cost of producing revenues	422,316,000	437,000	422,753,000
Gross profit	54,962,000	1,454,000	56,416,000
Operating expenses	55,715,000	510,000	56,225,000
Income from operations	(753,000)	944,000	191,000
Interest and other expenses	3,773,000	—	3,773,000
Net income (loss)	(4,526,000)	944,000	(3,582,000)
Less: Net income attributable to noncontrolling interests	—	—	—
Net income (loss) available to common shareholders of Corporate Resource Services, Inc.	$(4,526,000)	$944,000	$(3,582,000)
Net loss per common share:
Basic and diluted	$(0.04)	$0.01	$(0.03)
Weighted average shares outstanding:
Basic and diluted	121,505,000	21,000,000	142,505,000

The condensed combined balance sheet of the Company giving effect to the "as if pooling-of-interests" method in conjunction with the Summit Acquisition as of December 28, 2012 is presented below:

	December 28, 2012
	Corporate
	Resource	Summit
	Services, Inc.	Software	Combined
Current assets	$27,455,000	$499,000	$27,954,000
Total assets	$45,590,000	$5,157,000	$50,747,000
Current liabilities	$26,996,000	$313,000	$27,309,000
Long-term debt and non-current liabilities	$1,910,000	$—	$1,910,000
Stockholders’ equity	$16,684,000	$4,844,000	$21,528,000

Strategic Minor Acquisitions

The Company continues to acquire diverse smaller staffing firms to augment its growth strategy. The Company made acquisitions with purchase prices totaling $2.3 million and $1.8 million for the nine months ended October 4, 2013 and September 28, 2012, respectively.  During 2013, all of the Company’s strategic minor acquisitions were made by TS Staffing. TS Staffing acquired Personally Yours, Inc., based in Florida; Temploy, Inc., whose business is concentrated in Southern California; and Personnel Solutions, Inc., which is based in Iowa.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.            Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of October 4, 2013 and December 28, 2012:

	As of October 4, 2013
			Accumulated
	Gross	Impairment	Amortization	Net
	(unaudited)
Customer lists and relationships (3 to 10 years)	$14,637,000	$(137,000)	$(9,875,000)	$4,625,000
Backlog (6 to 12 months)	333,000	—	(333,000)	—
Non-competition agreements (2 to 5 years)	2,216,000	(44,000)	(1,818,000)	354,000
Trade name (20 years)	364,000	—	(84,000)	280,000
Lease agreements (3 years)	250,000	—	(250,000)	—
Other intangible assets (2 to 4 years)	153,000	—	(150,000)	3,000
Total	$17,953,000	$(181,000)	$(12,510,000)	$5,262,000
Goodwill (indefinite life)	$18,153,000	$(398,000)		$17,755,000

	As of December 28, 2012
			Accumulated
	Gross	Impairment	Amortization	Net
	(unaudited and restated)
Customer lists and relationships (3 to 10 years)	$14,306,000	$(137,000)	$(9,243,000)	$4,926,000
Backlog (6 to 12 months)	333,000	—	(333,000)	—
Non-competition agreements (2 to 5 years)	2,169,000	(44,000)	(1,722,000)	403,000
Trade name (20 years)	364,000	—	(76,000)	288,000
Lease agreements (3 years)	250,000	—	(249,000)	1,000
Other intangible assets (2 to 4 years)	150,000	—	(150,000)	—
Total	$17,572,000	$(181,000)	$(11,773,000)	$5,618,000
Goodwill (indefinite life)	$16,154,000	$(398,000)		$15,756,000

The Company recorded amortization expense of $241,000 and $410,000 and $737,000 and $1,150,000 for the three and nine months ended October 4, 2013 and September 28, 2012, respectively. The Company’s estimated intangible asset amortization expense (based on existing intangible assets) for the fiscal years ending on the Friday closest to December 31,  for the remainder of 2013 and the full years 2014, 2015, 2016, 2017, 2018 and thereafter is $237,000, $908,000, $834,000, $717,000,  $564,000, $564,000 and $1,438,000, respectively.

The Company performed its latest annual impairment analysis as of October 4, 2013 and will continue to test for impairment annually. The Company also measures impairment, as conditions warrant, throughout the fiscal year. While no indicators of impairment were present as of October 4, 2013 or September 28, 2012, in January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm.  Based on the effect of the associated decrease in revenues, the Company recorded impairment losses for goodwill of $398,000 and for customer lists and relationships and a non-competition agreement of $137,000 and $44,000, respectively, during the quarter ended June 29, 2012.
5.            Sales of Receivables

The Company’s Staffing Subsidiaries, other than ICG Inc. (see Note 11), are currently participating in trade accounts receivable purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. (“Wells Fargo”). ICG Inc. entered into a similar trade accounts receivable purchase agreement with Amerisource Funding, Inc. (“Amerisource”) on

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 18, 2011.   Accountabilities participated in a similar agreement with Amerisource until June 13, 2013, when it entered into a new facility with Wells Fargo.

The aggregate amount of trade receivables that are sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank, and to Amerisource are net of amounts held for the Company’s reserve to repurchase disqualified receivables (“Collected Reserve”) which are due to the Company. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. Tri-State and our controlling shareholder have guaranteed the Company’s obligations to Wells Fargo.    As of October 4, 2013 and December 28, 2012,  these balances at Wells Fargo and Amerisource were as follows:

	Wells Fargo		Amerisource
	October 4, 2013	December 28, 2012	October 4, 2013	December 28, 2012
	(unaudited)
Trade receivables purchased	$72,154,000	$67,153,000	$2,599,000	$10,488,000
Collected Reserve	7,454,000	7,388,000	723,000	1,503,000
Net advances	$64,700,000	$59,765,000	$1,876,000	$8,985,000
Maximum aggregate amount of net advances	$80,000,000	$67,500,000	$4,500,000	$12,000,000

Amerisource's balances on December 28, 2012 included trade receivables from Accountabilities of $7,789,000, Collected Reserve of $1,487,000 and maximum aggregate amount of net advances of $7,500,000.

Wells Fargo charges interest on the amount of receivables sold prior to collection at an annual rate of the Daily One Month London Interbank Offered Rate ("LIBOR") divided by 100% less the LIBOR Reserve Percentage or the reserve percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor) for “Eurocurrency Liabilities" (as defined in Regulation D of the Federal Reserve Board, as amended), adjusted by Wells Fargo for expected changes in such reserve percentage during the then current term. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables. Under the terms of the agreements with Wells Fargo and Amerisource, with the exception of CRD permanent placement receivables, the lenders advance 90% of the assigned receivables’ value upon sale, and the remaining 10%  is paid to us upon final collection. Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale and the remaining 35%  is paid to us upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1,250,000.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying unaudited condensed consolidated statements of operations and amounted to $854,000 and $792,000 for the three months ended October 4, 2013 and September 28, 2012, respectively, and $2,796,000 and $2,169,000 for the nine months ended October 4, 2013 and September 28, 2012, respectively.

The ICG Inc. agreement with Amerisource has a term of two years and a maximum borrowing amount of $4,500,000, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a  minimum rate of 5% per annum) and a monthly collateral management fee of 0.60% of the average daily outstanding borrowings of ICG Inc. The Company incurred interest expense on Amerisource borrowings of $73,000 and $267,000 for the three months ended October 4, 2013 and September 28, 2012, respectively, and $677,000 and $795,000 for the nine months ended October 4, 2013 and September 28, 2012, respectively.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.            Related Parties

Tri-State, a related party, provides professional employer services to the Company as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers compensation insurance coverage and accounts receivable collection services. These arrangements allow the Company to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for unbilled services to Tri-State was $15,160,000 and $9,665,000 as of October 4, 2013 and December 28, 2012, respectively.

The Company is charged an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers’ compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the three months ended October 4, 2013 and September 28, 2012 was $194,314,000 and $170,646,000, respectively, and the total charged for the nine months ended October 4, 2013 and September 28, 2012 was $567,433,000 and $456,413,000, respectively.  These totals are restated to include $204,000 and $560,000 paid by Summit to Tri-State, for the three and nine months ended September 28, 2012, respectively.  Tri-State charges the Company their current market rate for services, which is consistent with the amounts that it charges its other customers. Beginning on October 1, 2011, the Company also received advances from, and owed other amounts to Tri-State and affiliates totaling $14,341,000 and $9,782,000 on October 4, 2013 and December 28, 2012, respectively. The amounts owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable.  The Company recognized $464,000 and $145,000 of related party interest expense for the three months ended October 4, 2013 and September 28, 2012, respectively, and $1,244,000 and $569,000 for the nine months ended October 4, 2013 and September 28, 2012, respectively.

On March 30, 2012, the Company entered into an agreement to convert $12,000,000 of the loan payable to Tri-State into 25,962,788 shares of common stock, at a value per share of $0.4622. Additionally, on July 31, 2012, the Company and Tri-State agreed to convert an additional $2,100,000 of the loan into 4,543,488 shares of common stock, at a value per share of $0.4622.  These conversions are reflected in the loan payable—related party balance, after giving effect to the conversions noted above as of October 4, 2013 and December 28, 2012.

On May 7, 2013 our CRS Group subsidiary completed the Summit Acquisition from Tri-Tel, a related party, that has been accounted for using the "as if pooling-of-interests" in accordance with U.S. GAAP.  Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, the agreed upon value of Summit’s business operations (see Note 3).

Tri-State and our controlling shareholder guarantee the Company’s obligations to Wells Fargo (see Note 5).

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.            Debt

Debt as of October 4, 2013 and December 28, 2012 is summarized as follows:

	October 4,	December 28,
	2013	2012
	(unaudited)
Long-term debt:
Debt from TS Staffing acquisitions (i)	$1,450,000	$—
ICG Inc. acquisition (ii)	1,128,000	1,415,000
Debt from Diamond Staffing acquisitions (iii)	883,000	1,285,000
CRD acquisition (iv)	—	552,000
Other debt	58,000	58,000
Total	3,519,000	3,310,000
Less current maturities	1,473,000	1,544,000
Non-current portion	2,046,000	1,766,000
Related party long-term debt:
Loan payable – related party (v)	14,341,000	9,782,000
CRD acquisition (vi)	—	750,000
Total	14,341,000	10,532,000
Less current maturities	14,341,000	10,532,000
Non-current portion	—	—
Total long-term debt	17,860,000	13,842,000
Less current maturities	15,814,000	12,076,000
Total non-current portion	$2,046,000	$1,766,000

(i)
In the three months ended April 5, 2013, TS Staffing made three strategic minor acquisitions in consideration of $2.3 million.  Of this amount, $828,000 was paid at the time of the purchases and the remainder will paid out over the next two years.

(ii)
On December 14, 2010, ICG Inc. acquired, through a public foreclosure sale, certain assets of Integrated Consulting Group of NY LLC (“ICG Seller”) and incurred estimated debt payments of $3,641,000 which included an agreement to pay $183,000 to the foreclosing lender, Rosenthal & Rosenthal, Inc. (“Rosenthal”) for amounts owed to it by ICG Seller on the Closing Date.  Such amounts were paid in installments from January to July 2011. As consideration for the purchase price, ICG Inc. replaced an agreement ICG Seller and its members had with Rosenthal (the “Rosenthal Agreement”).

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
In January 2012, a sales executive from ICG Inc. and 14 other sales, administrative and operations personnel resigned from the Company and began to operate a competing temporary placement firm that has affected ICG Inc.’s light industrial business.   Accordingly, the Company reduced the estimate of the liabilities related to the payment provisions of Rosenthal Agreement by $713,000 in the three months ended March 30, 2012. In August 2012, the Company and Rosenthal renegotiated the payment terms with the Company agreeing to pay 1.5% of cash receipts on its net sales through September 7, 2013 and 1.0% of net sales through September 8, 2019.  The remaining liability to Rosenthal as of October 4, 2013 is $1,128,000 with approximately $160,000 estimated to be payable by October 3, 2014.  While the

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

renegotiation changed the timing of the estimated payments, the new agreement did not materially change the estimated total amount due.
Additionally, on the closing date ICG Inc. entered into a non-competition agreement with the former owner of ICG Seller and its members, pursuant to which ICG Inc. was obligated to pay 1% of its net sales for two years. The Company originally estimated the value of these payments to be $533,000 and in the first fiscal quarter of 2012 reduced this estimate by $53,000 due to the facts described above. In August 2012, the Company also renegotiated the payment terms and agreed to pay 0.5% of net sales through August 25, 2013.  There is no remaining liability to the former owner as of October 4, 2013.
Payments aggregating $287,000 were paid against the debt incurred as part of the ICG acquisition during the nine months ended October 4, 2013.

(iii)
Diamond Staffing Services, Inc. has made a number of purchases of businesses and customer lists that have included payment streams accounted for as long term debt.   In 2011, the Company incurred $400,000 of debt in connection with such a purchase that is payable in 39 monthly installments of $11,108 beginning in August 2011.  Aggregate payments of $67,000 were made against this debt in the nine months ended October 4, 2013.  Additionally in fiscal year 2012, the Company made three acquisitions that required $1,585,000 in future payments based on net sales, which have been accounted for as long term debt.  The Company also paid $450,000 for customer lists and incurred $100,000 of long term debt.  The Company made $402,000 in payments against these debts in the nine months ended October 4, 2013.

(iv)
In connection with CRD’s acquisition of certain assets of GT Systems, Inc. (“GT Systems”) for $3 million in April 2010 (the “GT Systems Acquisition”), the Company paid $750,000 at closing with the balance of the purchase price to be paid in four quarterly installments of $250,000, and thereafter at 0.75% of revenue on a monthly basis until the earlier of payment of the full purchase price, or April 5, 2013. This debt is secured by 1,934,331 shares of the Company’s common stock being held in escrow (see Note 11). Pursuant to the acquisition agreement, as the debt is repaid the Company has the right to repurchase these shares at the par value of $0.0001 per share.  Based on the acquisition agreement, the Company was given a $102,000 credit for certain pre-acquisition costs of GT Systems that were paid by the Company post-acquisition. Payments for the nine months ended October 4, 2013 totaled $450,000, and there is no remaining liability.

(v)	Tri-State and affiliates (See Note 6) on which each subsidiary pays interest of 12% per annum on its monthly payable balance.

(vi)
In connection with the acquisition of certain assets of GT Systems, Tri-State made the initial payment of $750,000 on behalf of the Company, which the Company repaid in the period ended October 4, 2013.

From time to-time the Company finances short term obligations through financial institutions with whom it maintains relationships in order to better manage cash flow. The Company borrowed and paid $650,000 during the nine months ended October 4, 2013.
8.            Stock-Based Compensation

Compensation expense is measured using the grant-date fair value of the shares or options granted and is recognized on a straight-line basis over the instruments required vesting period. For shares vesting immediately, compensation expense is recognized on the date of grant. Until September 6, 2013 the Company's common stock was traded on the over-the-counter market and fair value was determined by a valuation report of an independent appraiser or at a discount from the current market price quote to reflect lack of liquidity resulting from the limited public float and low trading volume. On September 6, 2013 the Company's common stock began to trade on the NASDAQ Capital Market and the Company began to use the closing price of its common stock for valuation purposes.

During the nine months ended October 4, 2013,  the Company issued 900,000 shares of its  common stock under the terms of a business advisory agreement (the “Advisory Agreement”), 200,000 shares of common stock were issued to a former officer of the Company in settlement of a termination agreement, 375,000 shares of common stock were issued to six employees in lieu of bonuses and 60,000 shares of common stock were issued as compensation to the independent members of the Company's Board of Directors.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also granted 750,000 warrants to purchase its common stock at an exercise price of $1.00 in connection with a business development agreement, of which 250,000 vested upon execution of the agreement and the remaining 500,000 warrants will vest over two years.  Under the terms of the Advisory Agreement options to purchase 1,000,000 shares of common stock at an exercise price $0.44 were granted and vested ratably from January to October 2013.

In the third quarter of 2013, the Company granted options to purchase up to 5,225,000 shares of its common stock at an exercise price of $0.65 to officers of the Company and members of the Board. 625,000 of these options vested upon execution of the agreements and the remaining 4,600,000 options will vest ratably over the next three years. In addition, during the first quarter of 2013, the Company granted an officer options to purchase up to 600,000 shares of common stock at an exercise price of $0.44 that vest ratably over three years and an employee of the Company was granted options to purchase 75,000 shares of common stock at an exercise price of $0.44, of which 50,000 options vested immediately (in lieu of previously vested restricted shares that were previously canceled) and 25,000 options that will vest in one year.

As a result of these grants, the Company recorded $531,000 and $728,000 of stock compensation costs for the three months and nine months ended October 4, 2013 compared to $142,000 and $237,000 for the three months and nine month ended September 28, 2012.  As of October 4, 2013, the Company had outstanding: (i) unvested issuances of 100,000 shares of its common stock; (ii) options to purchase 5,225,000 shares; and (iii) 500,000 warrants to purchase shares of its common stock. The Company will record a related expense of $829,000 over the remaining vesting periods for such securities.
9.            Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	October 4,	September 28,
	2013	2012
	(unaudited)
Cash paid for income taxes	$204,000	$—
Cash paid for interest	$3,883,000	$2,925,000
Non-cash investing and financing activities (in dollars):
Amortization of deferred financing fees	$—	$56,000
Fair value of shares issued for Summit	13,750,000	—
Issuance of debt for business combinations	1,450,000	4,805,000
Liabilities assumed in business combinations	1,450,000	44,000
Assets acquired and liabilities incurred for cash paid and issuance of paid for business combinations
Accounts receivable	—	(3,322,000)
Goodwill	(1,999,000)	(1,375,000)
Intangible assets	(381,000)	(702,000)
Reconciliation of balance sheet changes from non-cash "as if pooling-of-interests" methods acquisition adjustments:
Additional paid-in capital	(1,573,000)	—
Related party long term debt	719,000	—
Advances from related party – net	709,000	—
Trade accounts receivable including unbilled receivables	466,000	—
Accounts payable and accrued liabilities	(298,000)	—
Accrued wages and related obligations - due to related party	(15,000)	—
Property and equipment, net	(8,000)	—

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Commitments

As of October 4, 2013, the Company had operating leases, primarily for office premises, expiring at various dates through August 2018. Future minimum rental commitments under operating leases are as follows:

Minimum Rental
Commitments
Fiscal Years Ending on the Friday closest to December 31st:	(unaudited)
2013 (remaining)	$654,000
2014	2,285,000
2015	1,102,000
2016	185,000
2017	24,000
2018	8,000
Total	$4,258,000

Employment Agreements

The Company has employment agreements with certain key members of management, requiring mutual termination notice periods of up to 60 days. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement. These potential severance amounts range from $75,000 to $500,000.

Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business including employment practices claims. There is currently no litigation that management believes will have a material impact on the financial position of the Company.
11.            Subsequent Events

On October 10, 2013 pursuant to the terms of the GT Systems Acquisition agreement, the Company exercised its right to repurchase the 1,934,331 shares held in escrow as part of the acquisition agreement, for the par value of $0.0001 per share.

On October18, 2013, the Company issued a press release announcing that it has closed on the acquisition of Cameo Employment Services ("Cameo") in Ontario, California. The acquisition of Cameo adds to the Company's presence in Southern California and is expected to increase the Company's overall gross margin as Cameo's base of business generates higher margins than the Company's traditional base of business.

On November 1, 2013, the Company refinanced its ICG Inc. receivable financing with Amerisource to a facility at Wells Fargo, effectively consolidating all such borrowings with Wells Fargo and effectively terminating the Company's lending relationship with Amerisource.

On November 6, 2013, the Company's shareholders approved an increase in the Company's authorized shares of common stock from 185,000,000 shares to 225,000,000 shares.

On November 12, 2013, the Company issued a press release announcing that it has closed on the acquisition of United Kingdom-based FlexPlus. FlexPlus is expected to be the Company's European platform for expansion in Europe and cross-selling opportunities between current multinational clients of the Company and FlexPlus.

The Company has evaluated subsequent events through November 13, 2013, the date the financial statements were available to be issued.  Except as disclosed above, there are no material events requiring recognition or disclosure.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements. This discussion and analysis contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to expectations, projections, estimates or objectives relating to the Company and may be identified by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of these terms or other comparable terminology. Forward-looking statements are based on historical facts, current expectations and reasonable assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed in any such forward-looking statements. These risks and uncertainties include, without limitation, those identified in the section titled “Risk Factors” in our annual report on Form 10-K/A for the fiscal year ended September 28, 2012 and our other reports filed with the SEC. Some of the key factors that may have a direct bearing on our expected results of operations, performance and financial condition are:

•	our ability to satisfy our working capital requirements;

•	our ability to identify suitable acquisition candidates or investment opportunities;

•	material employment related claims and costs as a result of the nature of our business;

•	our ability to retain key management personnel;

•	the financial difficulty of our clients, which may result in nonpayment of amounts owed to us;

•	significant economic downturns resulting in reduced demand for our services;

•	our ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to satisfy our clients;

•	our ability to raise additional capital;

•	our ability to achieve and manage growth;

•	the continued cooperation of our creditors; and

•	our ability to diversify our client base.

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
Overview

We deliver temporary staffing solutions for professional services, administrative and light industrial positions and provide cloud-based enterprise applications and hosting services to PEO and staffing companies. We help our customers build a better workforce by providing trained employees in the areas of insurance, information technology, accounting, legal, engineering, science, healthcare, life sciences, creative services, hospitality, retail, general business and light industrial work.  Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

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

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

in today's ever changing marketplace. Our national network of recruiters has staffing experts that get excellent results by focusing within their areas of expertise.

We offer our staffing services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

•
The CRS Group, the parent company of Summit, a leading software company that provides enterprise applications and hosting services for many companies in the PEO and staffing industries that are transitioning to a cloud computing environment.  Summit has historically generated high profit margins and has more than 270 PEO’s and staffing clients. We believe that Summit will allow us to begin to develop new revenue streams focused on strategic partnerships with a concise affinity marketing program that will lead to greater profits for the Company;

•	Accountabilities provides administrative and light industrial staffing solutions, primarily to customers in the Western United States;

•
CRD provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States;

•	Insurance Overload provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;

•	ICG Inc. provides light industrial staffing solutions to customers in the Northeastern United States;

•	Diamond Staffing provides administrative, light industrial and professional staffing solutions throughout the United States most heavily concentrated in New Jersey, California and New England; and

•
TS Staffing provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.  We provide these services to a variety of industries and to a diverse array of clients, ranging from sole proprietorships to Fortune 1000 companies. In the United States, we operate 235 staffing and on-site facilities coordinating operations in 47 states and the District of Columbia.  On November 12, 2013, we announced the acquisition of United Kingdom-based FlexPlus, our first international subsidiary (see Note 11). Our headquarters are in New York City.

In the first quarter of 2013, we formed the Abest joint venture and acquired the Summit business from Tri-Tel, allowing us to horizontally integrate our sales and marketing relationships with our temporary employees and our customers in a manner that we expect will yield higher margin revenues in the future.  By diversifying our offerings in this manner, we believe we have expanded the depth of these strategic relationships.  We believe that Summit will allow us to significantly increase the number of lives we impact every day and create targeted, higher margin offerings to our current and future customers.

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

The Company’s operations are subject to seasonal variations based on the nature of the industry. The Company’s revenues tend to be strongest in the fourth calendar quarter primarily due to growth in business supporting the holiday season. Revenues tend to be weakest in the first calendar quarter following the fourth calendar quarter’s peak and have traditionally grown throughout the year thereafter. Our gross profit percentage follows a similar trend due to payroll taxes that reach statutory limits at some point in the year and restart annually on January 1st. As the payroll taxes related to temporary employees reach the statutory threshold, some of these taxes are reduced and the hourly cost of producing revenues decreases, causing an increase in related gross margin percentage.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Mergers and Acquisitions

One of our key strategies is to acquire companies that increase or complement our business and the services we offer, expand our geographic presence, or further strengthen our existing infrastructure (see Note 3). Management expects acquisitions to continue to play a key role in our future growth, including growth into higher margin service businesses and internationally. Completing acquisitions with unrelated third parties, however, will likely be constrained by our ability to negotiate purchase terms and obtain financing on terms that are acceptable to us given our current financial position, as discussed below.
Recent Accounting Pronouncements

There have been no accounting pronouncements that have been recently issued or are not yet effective that will have a material effect on our condensed consolidated financial statements.
Results of Operations

The Company’s results of operations for the three months and nine months ended September 28, 2012 have been restated to include the results of operations of Summit as a result of recording the Summit Acquisition under the "as if pooling-of-interests" method in accordance with U.S. GAAP.

Three months ended October 4, 2013 compared to three months ended September 28, 2012

Revenues

For the three months ended October 4, 2013, our revenues increased by $28.6 million, or 15.8%, to $209.0 million as compared to $180.4 million for the three months ended September 28, 2012.  Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and in 2013 that added $6.9 million in revenues.  We believe that that the 12.0% organic growth in revenues not associated with our acquisitions is among our industry leaders. The growth rate was less than prior quarters in 2013 due to higher comparable prior year revenues than the previous quarters and our strategy to eliminate a select number of unprofitable accounts. We expect that our sales force will continue to aggressively grow revenues from existing and new customers, especially those whose previous staffing firms may have exited the industry, for the foreseeable future and that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

For the three months ended October 4, 2013, our direct cost of services increased by $24.2 million or 15.2%, to $183.0 million, as compared to $158.8 million for the three months ended September 28, 2012.  The increase was primarily driven by the 15.8% increase in revenues. As a percentage of revenues, our cost of producing revenues decreased from 88.0% to 87.6%, primarily as a result of a reduction in the administrative charges that Tri-State charges us (the “Administrative Fee”) as a PEO from 2% to 1.4%. This reduction in the Administrative Fee is the result of a series of negotiations over the course of several months in mid-2012. The negotiations with Tri-State were aimed at determining a fair market value for administrative charges that Tri-State charges us as a PEO.  The services Tri-State provides to us include payroll services, workers’ compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration.  While no thresholds have been predetermined for future reductions of the Administrative Fee, we intend to analyze and discuss the need for future reductions as our payroll volume and other conditions warrant.

The Administrative Fee charged to us represented 48.9% of the Tri-State companies’ revenues (Tri-State and other professional employer organizations owned by Tri-State) in 2012.  While we have been informed that other customers of Tri-State’s PEOs have negotiated similar reductions in the administrative fee charged to them based on the volume of their respective payroll, we believe that we receive excellent value for the services received. We have also terminated select unprofitable accounts which increased our overall gross margin. This decrease were partially offset by increased state unemployment tax rates in the states where we have concentrated businesses and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.

Gross profit

For the three months ended October 4, 2013, our gross profit increased by $4.3 million, or 20.1%, to $25.9 million as compared to $21.6 million for the three months ended September 28, 2012.  As a percentage of revenues, gross profit increased from

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

12.0% in the 2012 period to 12.4% in the 2013 period.  We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit and Abest, that are expected to yield higher margins in the future; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of state unemployment taxes. We expect competitive pricing pressures and increased payroll costs will continue to negatively affect our gross margin for the foreseeable future.

Selling, general and administrative expenses

For the three months ended October 4, 2013, selling, general and administrative expenses increased by $1.3 million or 6.9% to $19.7 million, or 9.4% of revenues, as compared to $18.4 million, or 10.2% of revenues, for the three months ended September 28, 2012.  The increase was primarily due to increased professional fees, NASDAQ listing fees in September 2013, an increase in stock-based compensation of $389,000 and costs relating to supporting our revenue growth.  This increase was offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation.

Our revenue growth has allowed us to better leverage our fixed costs as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions.  We expect that the integration of recently acquired operations as well as the continued growth of revenues will result in continued reduced selling, general and administrative costs as a percentage of revenues in the remainder of 2013 and beyond.

Depreciation and amortization
For the three months ended October 4, 2013, depreciation and amortization expenses increased by $13,000 to $466,000 as compared to $453,000 in the three months ended September 28, 2012 primarily due to depreciation of computer hardware and other long term assets acquired to maintain a cutting-edge technology platform at Summit and in our staffing operations.  In addition, the variability in the timing of acquisitions will continue to cause fluctuations in the amortization of acquisition-related long-lived assets.
Income from operations
The factors described above resulted in $5.7 million of income from operations for the three months ended October 4, 2013 compared to $2.7 million for the three months ended September 28, 2012.
Interest expense
Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense decreased from $1.1 million for the three months ended September 28, 2012 to $927,000 for the three months ended October 4, 2013. This decrease was due to renegotiated lower borrowing rates as well as transferring our borrowings on Accountabilities receivables from Amerisource to Wells Fargo in the quarter ended July 5, 2013. This decrease was partially offset by a higher volume of accounts receivable financing during the 2013 period as our operations grew. On November 1, 2013, we transferred the borrowings of ICG Inc. from Amerisource to the lower-interest facility with Wells Fargo, which effectively terminated our borrowings from Amerisource (see Note 11). We expect that this will result in a lower interest expense in the quarter ending January 3, 2014 and future periods.
In addition, we recorded $464,000 and $145,000 of interest on related party balances for the three months ended October 4, 2013 and September 28, 2012, respectively.  The increase of $316,000 was due to a substantially lower loan balance for the three months ended September 28, 2012 as we had converted $12 million and $2.1 million of the related party loan to equity on March 30, 2012 and July 31, 2012, respectively.
Acquisitions expenses
We incurred acquisition expenses of $34,000 for the three months ended October 4, 2013, compared to $84,000 for the three months ended September 28, 2012. These expenses consisted primarily of legal and accounting fees.
Other expense
For the three months ended October 4, 2013, we recorded other expense of $24,000 compared to other income of $2,000 for the three months ended September 28, 2012.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Net income
The factors described above resulted in net income of $4.3 million for the three months ended October 4, 2013 compared to $1.4 million for the three months ended September 28, 2012.

Net loss attributable to noncontrolling interests
We recorded a $113,000 net loss attributable to Abest’s other member that improved our financial results for the three months ended October 4, 2013.

Net income available to common shareholders of Corporate Resource Services, Inc.

Net income available to common shareholders of our Company, exclusive of the loss attributable to noncontrolling interests of Abest, was $4.4 million for the three months ended October 4, 2013 as compared to $1.4 million for the three months ended September 28, 2012.

Nine months ended October 4, 2013 compared to nine months ended September 28, 2012

Revenues

For the nine months ended October 4, 2013, our revenues increased by $123.2 million, or 25.7%, to $602.4 million as compared to $479.2 million for the nine months ended September 28, 2012.  The nine months ended October 4, 2013 was a 40-week period while the nine months ended September 28, 2012 was a 39-week period.  Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and in 2013 that added $25.7 million in revenues.  We believe that $11.1 million of the increase is attributable to the extra week in the fiscal period and the remainder of the increase is attributable to new clients and increased demand from our existing customers. We believe that the 18.0% organic growth in revenues not associated with our acquisitions is among our industry leaders. We expect that our sales force will continue to aggressively grow revenues from existing and new customers for the foreseeable future, especially those whose previous staffing firms may have exited the industry. We also believe that we will be able to supplement this growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

For the nine months ended October 4, 2013, our direct cost of services increased by $109.0 million, or 25.8%, to $531.8 million, as compared to $422.8 million for the nine months ended September 28, 2012.  The increase was primarily driven by the 25.7% increase in revenues. As a percentage of revenues, our cost of producing revenues increased from 88.2% to 88.3%, primarily as a result of higher state unemployment tax rates in the states where our businesses are concentrated and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.

These increases were partially offset by a reduction in the Administrative Fee that Tri-State charges us as a PEO from 2% to 1.4%. This reduction in the Administrative Fee is the result of a series of negotiations over the course of several months in mid-2012.

Gross profit

For the nine months ended October 4, 2013, our gross profit increased by $14.2 million, or 25.1%, to $70.6 million as compared to $56.4 million for the nine months ended September 28, 2012.  As a percentage of revenues, gross profit decreased from 11.8% in the 2012 period to 11.7% in the 2013 period.  We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit and Abest, that are expected to yield higher margins; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of state unemployment taxes. We expect competitive pricing pressures and increased payroll costs to continue to negatively affect our gross margin for the foreseeable future.

Selling, general and administrative expenses

For the nine months ended October 4, 2013, selling, general and administrative expenses increased by $3.6 million, or 6.6%, to $58.4 million, or 9.7% of revenues, as compared to $54.8 million, or 11.4% of revenues, for the nine months ended September 28, 2012.  The increase was primarily due to increased direct personnel costs of $2.6 million, due to the additional week of

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

salary and increased commissions due to increased revenues and new employees added to support our revenue growth.  This increase was partially offset by our ability to curb and reduce non-personnel costs (despite the extra week of expenses) including consolidation of offices and functions that will continue in connection with our announced rebranding and consolidation.   The 2012 period was also impacted by severance expenses of $390,000 and the conclusion of employment agreements related to the GT Systems Acquisition during the first quarter of 2013, reducing their impact on the 2013 period.

Our revenue growth has allowed us to better leverage our fixed costs as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues.  In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions. We expect that the completion of integrating our recently acquired operations as well as the continued growth of revenues will result in continued reduced selling, general and administrative costs as a percentage of revenues in 2013 and beyond.

Depreciation and amortization
For the nine months ended October 4, 2013, depreciation and amortization expenses decreased by $186,000 to $1.2 million as compared to $1.4 million in the nine months ended September 28, 2012.  The variability in the timing of acquisitions will continue to cause fluctuation in the amortization of acquisition-related long-lived assets, which has been partially offset by depreciation on computer hardware and other long term assets acquired in 2013 to maintain a cutting-edge technology platform at Summit and in our staffing operations.
Income from operations
The factors described above resulted in $11.0 million of income from operations for the nine months ended October 4, 2013 compared to a $191,000 for the nine months ended September 28, 2012.
Interest expense
Interest expense includes the net discounts associated with the sales of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense increased from $3.1 million for the nine months ended September 28, 2012 to $3.5 million for the nine months ended October 4, 2013. This increase was due to a higher volume of accounts receivable financing during the 2013 period as a result of our increased level of operations and was partially offset by lower borrowing rates, including from the transfer of borrowings on Accountabilities receivables from Amerisource to Wells Fargo in the quarter ended July 5, 2013. The 2012 period also included a $140,000 exit fee that ICG Inc. incurred as a result of terminating a financing facility.
In addition, we recorded $1.2 million and $569,000 of interest on related party balances for the nine months ended October 4, 2013 and September 28, 2012, respectively. The increase of $685,000 was due to a substantially lower balance for the nine months ended September 28, 2012 as we converted $12.0 million and $2.1 million of related party loans to equity on March 30, 2012 and July 31, 2012, respectively.
On November 1, 2013 we transferred the borrowings of ICG Inc. from Amerisource to the lower-interest facility provided by Wells Fargo, which effectively terminated our borrowings from Amerisource (see Note 11). We expect that this will result in a lower interest expense in the quarter ending January 3, 2014 and future periods.
Acquisitions expenses
We incurred acquisition expenses of $96,000 in each of the nine months ended October 4, 2013 and September 28, 2012, respectively, primarily due to minor strategic acquisitions (see Note 3). These expenses consisted primarily of legal and accounting fees.

Net gain on ICG Inc. revaluation

In conjunction with the resignation of a sales executive and 14 other sales, administrative and operations personnel from ICG Inc. in January 2012, we recognized the following non-operating gains and losses, netting to a gain of $537,000 in the nine months ended September 28, 2012:

•	Gain on remeasurement of long term debt, from ICG Inc.’s contingent purchase price, and other related income of $1.1 million; and

•	Impairment of goodwill of ($398,000) and intangible assets ($181,000).

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Other expense (income)
For the nine months ended October 4, 2013 we recorded other income of $130,000 mainly due to reaching an agreement to reimburse us for certain pre-acquisition costs associated with the GT Systems Acquisition compared to other expense of $541,000 for the nine months ended September 28, 2012, due to an allowance established for these costs in the prior year.

Net income (loss)
The factors described above resulted in net income of $6.3 million for the nine months ended October 4, 2013 as compared to a net loss of $3.6 million, for the nine months ended September 28, 2012.

Net loss attributable to noncontrolling interests
We recorded the $266,000 net loss attributable to Abest’s other member that improved our financial results for the nine months ended October 4, 2013.

Net income (loss) available to common shareholders of Corporate Resource Services, Inc.

Net income (loss) available to common shareholders of our Company, exclusive of the loss attributable to noncontrolling interests of Abest, is $6.5 million for the nine months ended October 4, 2013 as compared to a net loss of $3.6 million for the nine months ended September 28, 2012.
Liquidity and Capital Resources

We have financed our growth largely through the issuance of debt as well as advances and loans from our principal shareholder and his related companies. As of October 4, 2013, we had working capital of $2.8 million. Current liabilities as of October 4, 2013 included approximately $1.5 million of the current portion of long-term debt and a loan payable to a related party (Tri-State) of $14.3 million, which is due and payable to Tri-State for costs charged by it for professional employment organization services that arise and are paid in the ordinary course of business. On March 30, 2012 and July 31, 2012, we and Tri-State agreed to convert $12 million and $2.1 million of loans payable to Tri-State into 25,962,788 shares and 4,543,488 shares of common stock, respectively, at a value per share of $0.4622. Additionally, we accrued $15.2 million of wages and related costs attributable through the week ended October 4, 2013 that were invoiced by Tri-State after that date. In order to service our debt and maintain our current level of operations, as well as fund the costs of being a reporting company, we must be able to generate sufficient amounts of cash flow and working capital. Our management is engaged in several strategic activities, as explained further below in the section titled “Working Capital,” to effectively accomplish these objectives.

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

For the nine months ended October 4, 2013, net cash provided by financing activities and operating activities of $1.2 million and $674,000, respectively, was partially offset by cash used in investing activities of $1.6 million.  For the nine months ended September 28, 2012, cash provided by financing activities of $3.3 million were offset by cash used in operating activities of $2.7 million and cash used for investing activities of $697,000.

Our cash provided by operating activities for the nine months ended October 4, 2013 compared to the comparable 2012 period increased by $3.4 million primarily due to an increase in net income, after non-cash reconciling adjustments, of $9.5 million, a net decrease in unbilled receivables after related accrued salaries and payroll taxes of $743,000 which were offset by cash outflows due to the following:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

•
$1.7 million net increase in net accounts receivable and amounts due from financial institutions less amounts due on our accounts receivable sales agreements.  While the amount of assigned accounts receivables and receivables greater than 90 days old that are charged back to the Company has grown, such growth has been commensurate with the growth of our business and has not resulted in a greater percentage of bad debt losses on these assigned accounts receivables or receivables that have been charged back to us under the Wells Fargo and Amerisource agreements;

•	$2.6 million net decrease in accounts payable, accrued expenses and deferred rent due to the timing and payments of expenses; and,

•	$2.6 million net increase in other current assets and other assets due to the capitalization and recognition of expenses in accordance with U.S. GAAP.

Cash used in investing activities increased by $856,000 for the nine months ended October 4, 2013 when compared to the nine months ended September 28, 2012.  Cash used in business combinations increased by $730,000 and cash used in the purchase of property and equipment increased by $476,000, while cash used for the purchase of customer lists decreased by $350,000.  Cash provided from financing activities decreased by $2.1 million primarily as a result of and a decrease in debt payments of $1.8 million and decreased loans payable to related party of $946,000 partially offset by short-term borrowings of $650,000 and decreased in deferred financing costs of $75,000 compared to the 2012 comparable nine month period.

We have improved cash flows from operating activities in the nine months ended October 4, 2013 primarily due to increased profitability. We believe that continued profitability in the fourth quarter of 2013 and the foreseeable future will assist us in financing our future growth and help us to become less reliant on loans from related parties.

Working Capital

Our current assets exceeded our current liabilities by $2.8 million and $645,000 as of October 4, 2013 and December 28, 2012, respectively. The $2.1 million increase in our working capital since December 28, 2012 was primarily due to the $11.9 million net increase in current assets which was partially offset by a $4.6 million increase in loans payable to related party and an increase in other net current liabilities of $5.2 million. We continue to engage in activities to improve our working capital, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. To accomplish these objectives our management is focusing on increased profitability. Based on the above and our current expectations, we believe that we have adequate resources to meet our operating needs through December 2014. In addition, our management is investigating other sources of debt and equity investments.

The aggregate amount of trade receivables that are sold by our participating subsidiaries to Wells Fargo and its participating lender, Sterling National Bank (and prior to November 1, 2013 to Amerisource) are net of the Collected Reserve  which are due to the Company. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. Tri-State and Robert Cassera have guaranteed the Company’s obligations to Wells Fargo.  As of October 4, 2013 and December 28, 2012, these balances at Wells Fargo and Amerisource were as follows:

	Wells Fargo		Amerisource
	October 4, 2013	December 28, 2012	October 4, 2013	December 28, 2012
	(unaudited)
Trade receivables purchased	$72,154,000	$67,153,000	$2,599,000	$10,488,000
Collected Reserve	7,454,000	7,388,000	723,000	1,503,000
Net advances	$64,700,000	$59,765,000	$1,876,000	$8,985,000
Maximum aggregate amount of net advances	$80,000,000	$67,500,000	$4,500,000	$12,000,000

Amerisource's balances on December 28, 2012 included trade receivables from Accountabilities of $7.8 million, Collected Reserve of $1,487,000 and maximum aggregate amount of net advances of $7,500,000.

Wells Fargo charges interest on the amount of receivables sold prior to collection at an annual rate of the Daily One Month LIBOR divided by 100% less the LIBOR Reserve Percentage or the reserve percentage prescribed by the Board of Governors of the Federal Reserve System (or any successor) for “Eurocurrency Liabilities" (as defined in Regulation D of the Federal Reserve Board, as amended), adjusted by Wells Fargo for expected changes in such reserve percentage during the then current term. Receivables sold may not include amounts over 90 days old with the exception of certain healthcare-related receivables.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Under the terms of CRD’s agreement, Wells Fargo advances 65% of the assigned CRD permanent placement receivables’ value upon sale and the remaining 35% is paid to us upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1.25 million.

Interest expense charged under the Wells Fargo trade accounts receivable purchase agreements is included in interest expense in the accompanying condensed consolidated statements of operations and amounted to $854,000 and $792,000 for the three months ended October 4, 2013 and September 28, 2012, respectively, and $2.8 million and $2.2 million for the nine months ended October 4, 2013 and September 28, 2012, respectively.

The ICG Inc. agreement with Amerisource had a maximum borrowing amount of $4,500,000, with an advance rate of 90%. The agreements provide for an interest rate of the prime rate plus 1% (with a minimum rate of 5% per annum) and a monthly collateral management fee of 0.60% of the average daily outstanding borrowings of ICG Inc. We incurred interest expense on Amerisource borrowings of $73,000 and $267,000 for the three months ended October 4, 2013 and September 28, 2012, respectively, and $677,000 and $795,000 for the nine months ended October 4, 2013 and September 28, 2012, respectively.

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

Intangible Assets. Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We perform an annual impairment analysis to test for impairment. No impairment was indicated by our latest impairment analysis. Intangible assets with finite lives are subject to amortization over the period they are expected to benefit and impairment reviews are performed when there is an indication that the asset might be impaired.  See Note 4 to the unaudited condensed consolidated financial statements.

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

Seasonality

The Company’s operations are subject to seasonal variations based on the nature of the industry. The Company’s revenues tend to be strongest in the fourth calendar quarter primarily due to growth in business supporting the holiday season. Revenues tend to be weakest in the first calendar quarter following the fourth calendar quarter’s peak and have traditionally grown throughout the year thereafter.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 4.            CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures as of October 4, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 4, 2013, we issued the following shares and warrants and options to purchase shares that were not registered under the Securities Act of 1933 (the “Securities Act”):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

•
300,000 shares of our common stock were issued under the terms of  the Advisory Agreement in 100,000 share tranches in each of the months of July,  August and September 2013. The shares were valued at $0.44 per share for total consideration of  $131,000;

•	200,000 shares of our common stock were issued to two employees of the Company. The shares were valued at $0.65 per share for total consideration of $130,000;

•	60,000 shares of our common stock were issued as compensation to three independent members of our Board of Directors. The shares were valued at $0.65 per share for total consideration of $39,000;

•	5,225,000 options to purchase shares of our common stock were granted to officers of the Company and members of the Board. These options have an exercise price of $0.65 per share.

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

CORPORATE RESOURCE SERVICES, INC.

Date: November 14, 2013	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)