Form 10-K
period 2014-01-03
Corporate Resource Services, Inc.
filed 2014-07-01
CIK 943110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on July 5, 2013, was $38,401,836 based upon 17,861,319 shares held by non-affiliates. The number of shares of common stock, $0.0001 par value, outstanding as of April 1, 2014 was 157,845,295.

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
References to the “Company”, "CRS", “we”, “us” and “our” in this Annual Report refer to Corporate Resource Services, Inc., including its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.
Beginning in 2012, our operations are on a "52/53-week" fiscal year ending on the Friday closest to December 31 (the "Fiscal Year"). Prior to 2012, our 52/53-week" fiscal year end used to end on the Friday closest to September 30. The differences in our Fiscal Year and between our Fiscal Year and our year end close dates from previous periods are significant. Therefore, the year over year comparisons discussed within relate to the 53 week Fiscal Year ended January 3, 2014 ("Fiscal Year 2013") which began on December 29, 2012 and the 52 week Fiscal Year ended December 28, 2012 ("Fiscal Year 2012") which began on December 31, 2011.

PART I

ITEM 1. BUSINESS
Overview
Corporate Resource Services, Inc. (together with its consolidated subsidiaries, “Corporate Resource Services", "CRS", the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a diversified technology staffing, recruiting, and consulting services firm. We provide cloud-based enterprise applications and hosting services to professional employer organizations ("PEOs") and staffing companies, as well as diversified staffing, recruiting, and consulting services. The Company offers trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial Work. Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.
Our ability to deliver broad-based solutions provides our customers a “one stop shop” to fulfill their staffing needs from professional services and consulting to clerical and light industrial positions. Depending on the size and complexity of an assignment, we can create an on-site facility for recruiting, training and administration at the customer location. Our recruiters, who generally focus within their area of expertise, have the latest state-of-the-art recruiting resources available to help our customers secure the best candidates available in today's ever changing marketplace.
We offer our services through our wholly-owned subsidiaries, which include the following companies:

•	Accountabilities, Inc. (“Accountabilities”) provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;

•
Corporate Resource Development, Inc. (“CRD”) provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States;

•	The CRS Group, Inc. (“CRS Group”) provides software and related hosting and technology services through its Summit Software division;

•
Diamond Staffing Services Inc. (“Diamond Staffing”) provides administrative, light industrial and professional staffing solutions throughout the United States most heavily concentrated in New Jersey, California and New England;

•
Flex Recruitment Plus Limited (“FlexPlus”) is a staffing and technology business specializing in the placement of temporary, contract and permanent personnel in the United Kingdom. FlexPlus’ innovative on-line recruitment platform, i-Integra, enables it to provide complete end-to-end recruitment solutions to its clients;

•
Insurance Overload Services, Inc. (“Insurance Overload”) provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;

•	Integrated Consulting Group, Inc. (“ICG”) provides light industrial staffing solutions to our customers in the Northeastern United States;

•
TS Staffing Services, Inc. (“TS Staffing”) provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.
As of January 3, 2014, we operated approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and we offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

Seasonality
Our business is seasonal in nature, with demand for our services generally at its highest point during our third and fourth quarters and lowest during our first quarter. This is normally a result of our customers increasing their temporary workforces for the holiday season and then decreasing them soon thereafter. As a result, we typically experience a seasonal decrease in our first quarter revenues compared with fourth quarter revenues.
Customers
We have approximately 5,000 customers over a diverse range of businesses and geographies.  We are not dependent on any single customer, or limited segment of customers. Our largest single customer accounted for less than 10% of our total revenue in Fiscal Year 2013.
Governmental Regulation
Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements, and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms like us are governed by laws regulating the employer/employee relationship, such as labor laws, wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation. We do not anticipate that these legal structures and requirements will have a material effect on our growth or prospects.

There are substantial costs to compliance with governmental regulations. We may incur additional costs if we are unable to comply with any required governmental regulations.  Increased government regulation in the jurisdictions in which we operate may prohibit or restrict the types of employment services that we currently provide. Future regulations may also require new or additional benefits be paid to our associates or require us to obtain additional licensing to provide employment services.

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance, for our personnel.  Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment.  Workers’ compensation costs may increase in the future if states raise benefit levels and expand the amount of allowable claims.  In addition, the Patient Protection and Affordable Care Act ("ACA") and the Health Care and Education Reconciliation Act jointly (the “Health Care Reform Laws”), both of which were passed in 2010 and are scheduled to take effect through 2015, require most individuals to have health insurance, and new healthcare requirements may further increase the costs associated with employing temporary workers. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers who qualify for coverage under the Health Care Reform Laws, or the payment of tax penalties if such coverage is not offered to workers who qualify, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.
Environmental Concerns
Because we are involved in a service business, federal, state or local laws that regulate the discharge of materials into the environment do not materially impact us.

Marketing and Sales

The temporary staffing industry has experienced dramatic growth over the last 20 years as increasing numbers of employers made a structural shift in favor of temporary staffing solutions. According to the American Staffing Association, U.S. temporary staffing sales grew from $17.0 billion in 1990 to $109.2 billion in 2013, outpacing GDP growth by more than 2.5 times, while temporary help employment grew nearly three times as fast as total nonfarm employment over the same period. Among the factors responsible for the shift toward temporary staffing during this period were:

•	reduction in costs related to recruiting, training, employee retention and terminations;

•	access to specialized pools of skilled labor, often on an immediate basis;

•	ability to shift fixed labor costs to a variable staffing model, enabling a business’s workforce to expand and contract based on their customer demands;

•	reduction in the amount of benefits provided to employees by utilizing non-employee staff; and

•	temporary staffing enables companies to focus on their core competencies rather than administrative burdens related to payroll and benefits.

Temporary staffing employment tends to be more cyclical than the overall labor market. During times of economic growth and expansion, temporary staffing is used to respond to increased demand for products or services before a company is ready to hire permanent employees. Conversely, during periods of economic contraction, temporary employees are the first targets of headcount reductions, as companies rationalize employee count amidst decreasing demand.

Temporary staffing is viewed as a coincident economic and leading employment indicator. In the years since the recession that began in 2007, the temporary staffing industry has gained as a critical structural component of the employment market due to the uncertainty surrounding a sustainable economic recovery and legislative concerns, including the Health Care Reform Laws. The American Staffing Association, or ASA, reported that employers hired a total of 11.0 million temporary and contract employees over the course of 2013.

According to the ASA, for the fourth quarter of 2013, "staffing industry payrolls averaged 3.2 million employees per week, up 3.8% from the third quarter and an increase of 6.1% over the fourth quarter of 2012."

We use a variety of channels for marketing our services, promoting our brand and recruiting employee candidates, including:

•	company-paid advertising for open positions and the utilization of our proprietary software to identify contingent workers;

•	public relations to promote our services including celebrity endorsements;

•	our website and leading job boards;

•	job fairs and our national recruiting centers;

•	directed selling effort through our national sales team; and

•	utilization of client and employee referrals.

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

Competition

Our staffing, recruiting and consulting services face competition in attracting clients as well as skilled specialized employment candidates. In providing staffing services, we operate in a competitive, fragmented market and compete for clients and candidates with a variety of organizations that offer similar services. Our principal competitors include:

•	traditional national, regional, and local staffing firms, some of which dominate in certain markets;

•	internet-based staffing firms and their specialized divisions;

•	in-house resources of our clients; and

•	independent contractors.

We compete for clients on the basis of the quality of employment personnel, the timely availability of personnel with requisite skills, the scope and price of services, the geographic reach of services and the ability to coordinate blended services. These blended services include providing managed services, vendor management services, and cost-per-unit pricing, all of which we believe differentiate ourselves in the marketplace as partnering with our clients to control their labor costs. While some of our competitors have significantly greater financial resources, generate greater revenues and have greater name recognition than we do, we believe we compete favorably with these competitors by delivering superior services. Even while in growth mode, we pride ourselves on maintaining a personal touch with our client base in order to capitalize on long-term client relationships.

While the general temporary staffing industry is highly competitive with few barriers to entry, smaller to midsize firms often struggle in securing workers compensation insurance, capital to secure such insurance coverage, administrative capabilities to manage unemployment claims, and sources of funding accounts receivable. We believe that the majority of our competitors are local, full-service or specialized operations with less than five offices. Within local markets, typically no single company has a dominant share of the market. We also compete for qualified candidates and customers with larger full-service and specialized competitors in local, regional and national markets. Competitors offering general temporary staffing services nationally and similar to ours include divisions of companies such as TrueBlue, On Assignment, Adecco SA, Kelly Services, Inc., Manpower Inc., Remedy Intelligent Staffing, Express Personnel Services, Inc. and Randstad North America. Some of our principal competitors have greater financial, marketing and other resources than we do. In addition, there are a number of medium-sized firms that compete with us in certain markets, such as regional or specialized markets, where they may have a stronger presence.

We believe that the competitive factors in obtaining and retaining customers include understanding customers’ workforce and specific job requirements, providing qualified temporary personnel and permanent placement candidates in a timely manner, monitoring quality of job performance, identifying sustainable methods to reduce overall costs, and pricing of services. We believe that we add value to our customers by allowing our customers the ability to increase their overall financial performance by utilizing our performance-based staffing solutions. We believe that the primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and flexibility of work schedules.
Employees
As of January 3, 2014, we employed approximately 800 full time and part time employees in our operations.  In Fiscal Years 2013 and 2012, we placed approximately 150,000 and 120,000 temporary staff, respectively, with our customers.
Access to Company Information
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet website at
http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In addition, we make available, free of charge, on our website at http://www.crsco.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information.
ITEM 1A. RISK FACTORS

Our business involves a number of risks, many of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, our management believes that the more significant risks and uncertainties are as follows:

Our working capital requirements are funded in great measure with the proceeds from our accounts purchase agreements which are treated for accounting purposes as a receivables-backed revolving credit line.

Our subsidiaries, Accountabilities, CRD, Diamond Staffing, ICG, Insurance Overload, and TS Staffing are parties to account purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo Bank, N.A. ("Wells Fargo") pursuant to which a maximum amount of $80.0 million of accounts receivable can be financed through Wells Fargo, or the Facility. The Facility is personally guaranteed by our majority shareholder. The Facility allows for 90% of qualifying receivables to be funded. The Facility calls for twice weekly net settlement of the additions, required repurchases and customer repayments. The risk of bad debt losses on assigned accounts receivables is retained by us and receivables assigned which become greater than 90 days old (120 days for certain categories of receivables), at Wells Fargo’s option, can become ineligible for funding. Any increase in accounts receivables older than 90 days and declared ineligible for funding will decrease amounts available for working capital purposes and could have an adverse effect on our liquidity and financial condition. In the event that our majority shareholder ceases to guarantee the Facility, the facility may be closed.

The Facility expires on June 30, 2015. There can be no assurance that we can secure an alternative arrangements and that such arrangement, if any, will not include terms and conditions less favorable to us than under our current accounts receivable sale agreements. If we are unable to secure alternative arrangements, we may be unable to finance our operations and our operations and working capital would be negatively impacted. If we cannot raise sufficient funds, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements and stockholders may lose all or part of their investment in our common stock.

Our current financing arrangement has restrictive covenants and additional financial conditions.

The documents that govern our outstanding financing arrangement with Wells Fargo Bank contain customary negative covenants, financial and operating covenants and business terms that, among other things, restrict our ability to incur certain additional indebtedness.

Failure to comply with any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Furthermore, the documents that govern our outstanding indebtedness contain certain cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

Our management has identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our future financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, has determined that we have material weaknesses in our internal control over financial reporting as of January 3, 2014 related to our information technology systems as well as an inadequate control environment around the technical knowledge, application and procedures required to assure compliance with generally accepted accounting principles in the United States (“U.S. GAAP”).

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in developing and implementing a remediation plan designed to address such material weaknesses. However, additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Although we are working to remedy the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. For more information relating to our internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

We have significant working capital requirements and have historically experienced negative working capital balances. If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

We require significant amounts of working capital to operate our business and pay expenses relating to the employment of temporary employees. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay temporary personnel prior to receiving payment from customers. We finance our operations primarily through factoring of our receivables to financial institutions with recourse; issuances of debt, including debt issued to related parties; and through cash generated by our operating activities. We have been required to aggressively manage working capital to ensure adequate funds to meet working capital requirements and to service debt. Such steps included working to improve collections and adjusting the timing of cash expenditures, reducing operating expenses where feasible, and seeking to generate cash from a variety of other sources.

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

Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States and the other countries in which we operate. When economic activity increases, temporary employees are often added before full-time employees are hired. As economic activity slows, however, many companies reduce their use of temporary employees before laying off full-time employees. Significant swings in economic activity historically have had a disproportionate impact on staffing industry volumes. We may also experience more competitive pricing pressure during periods of economic downturn. The vast majority of our revenues and earnings are generated by our business operations in the United States. Any significant economic downturn in the United States could have a material adverse effect on our business, financial condition and results of operations.

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

Impairment in the value of our goodwill, other intangible assets or long lived assets could negatively impact our net income and earnings per share.

We are required to evaluate our goodwill and intangible assets with indefinite lives annually to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount of the impaired asset and the estimated fair value of the indefinite-lived impaired asset or the implied fair value of goodwill in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or potential changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could indicate impairment has occurred. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other assets become impaired, there could be an adverse effect on us.

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, Mr. Robert Cassera, and his affiliated companies, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital, growth and acquisitions. Mr. Cassera and his affiliated companies have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing. No assurance can be given that the terms of financing transactions with Mr. Cassera and his affiliated companies are or will be as favorable as those that could be obtained in arms’ length negotiations with third parties. Moreover, because Mr. Cassera and his affiliated companies have the ability to exercise significant control over our financing decisions, there can be no assurance that we would enforce any rights and claims that we have or may have against these parties relating to the transactions.

Our principal stockholder, whose affiliated entities are engaged in multiple transactions with us, beneficially owned, together with its affiliated entities and persons, approximately 141,647,000 of our outstanding shares of common stock as of January 3, 2014 , and his interests may conflict with our interests and those of our other shareholders.

Robert Cassera, a member of our Board, beneficially owned approximately 89.7% of our outstanding shares of common stock as of January 3, 2014. Mr. Cassera has interest in and controls a group of affiliated entities ("Tri-State") in addition to his interest and control of us. Transactions between us and Tri-State include Mr. Cassera’s guarantee of our subsidiaries’ obligations under the Facility with Wells Fargo, the provision of professional employer services to our subsidiaries, and, in the past, the exchange of our indebtedness for shares of our common stock and our acquisitions of Tri-Overload, Tri-Diamond, TS Staffing, and Summit Software. The interests of Mr. Cassera and Tri-State could conflict with our interests and the interests of our other shareholders.

As a result of such ownership, Mr. Cassera has the ability to cause the election of all of the members of the Board, appoint new management and approve actions requiring the approval of our shareholders, including amending our certificate of incorporation and merging us with or into another entity or selling all or substantially all of our assets. The directors elected by Mr. Cassera and Tri-State will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends. In addition, certain employees of Tri-State hold management positions in our company, including John Messina, our President, Chief Executive Officer and Chairman of the Board. While we do not have any written policies or procedures in place that address potential conflicts of interest arising from Mr. Messina’s employment with TSE and his management responsibilities with us, we intend to present any potential conflicts that may arise in the future to our Audit Committee for their review.

Additionally, if Tri-State’s affiliated companies, including TSE, TS Employment, Inc., or TS Employment, and TSE-PEO, Inc., or TSE-PEO, were to cease providing us with professional employer services (which include payroll and related administrative services), we may not be able to secure a comparable provider of such services at agreeable rates. Should we be unsuccessful at finding a comparable provider, we may not be able to secure required workers’ compensation insurance on affordable terms. The failure to obtain a comparable provider of workers’ compensation insurance at affordable rates would possibly require significant capital requirements that are not currently available to us. In addition, we may not be able to pass these increased costs on to our clients, and this would reduce our profit margins.

We are a "controlled company" within the meaning of the NASDAQ Marketplace rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
Tri-State and its affiliated persons control a majority of our common stock. As a result, we are a "controlled company" within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ Marketplace rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and have elected not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board consists of independent directors;

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors.

Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

The performance of our subsidiaries and their ability to distribute cash to us may vary, which may negatively affect our ability to service our debt at the parent company level or in other subsidiaries.

Since we conduct a significant portion of our operations through our subsidiaries, our cash flow and our ability to service our debt depends in great measure upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds by those subsidiaries to us or to sister subsidiaries. The remittance of such cash inflows and the making of such loans and advances by our subsidiaries may be subject to legal or contractual restrictions, depend upon the earnings of those subsidiaries, and be subject to various business considerations, including the ability of such subsidiaries to remit such cash inflows or make such loans and advances in a manner that does not result in substantial tax liability or other costs.

If we are unable to execute our acquisitions or investment strategy for growing our business, our competitiveness within the industry may suffer, which in turn could adversely affect our business, financial condition and results of operations. We may also be subject to successor liability as a result of acquisitions we have made.

We have supplemented our internal growth through numerous acquisitions and purchases of customer lists. In the future, we expect to continue to grow through additional acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	we may not be able to identify suitable acquisition candidates;

•	we may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

•
if the acquisition of a business involves a significant cash expenditure, debt incurrence or integration expense, it could have a material adverse effect on our liquidity, results of operations and cash flows;

•	we may have trouble integrating acquired businesses and retaining their personnel which could have a material adverse effect on our operating results;

•
in the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, shareholders may experience dilution in their ownership interest;

•	acquisitions, investments or joint ventures may disrupt business and distract management from its other responsibilities;

•	if our acquisitions or investments ultimately fail, our business could be harmed; and

•
completing future acquisitions may be limited by our ability to negotiate purchase terms and/or obtain financing on terms acceptable to us, given our current inability to finance such acquisitions through current cash flows. There can be no assurance that we will be able to negotiate such acceptable purchase or financing terms.

Additionally, we may assume unknown liabilities of the acquired entity. Although we have endeavored to structure these transactions to minimize exposure to unassumed liabilities, it is possible that under common law and certain statutes, creditors of the entities that sold us these operations could attempt to assert that we have successor liability for obligations of the sellers. Even if any such claim is asserted in the future and is ultimately unsuccessful, we could incur substantial fees, expenses and other costs in defending ourselves against it, which could adversely affect our financial condition and results of operations.

We may encounter difficulties with our international operations and sales which could adversely affect our business, results of operations and financial condition.

We have recently begun our entry into foreign markets with our acquisition of  FlexPlus in the United Kingdom.  Our efforts to increase our penetration into this market and other foreign markets are subject to risks inherent to such markets, including the high cost of doing business in such locations.  Our efforts may be costly and they may not result in profits, which could adversely affect our business, results of operations and financial condition.
Our international operation subjects us to many risks inherent to international business activities, including:

•	Limitations and disruptions resulting from the imposition of government controls;

•	Changes in regulatory requirements;

•	Economic or political instability;

•	Currency fluctuations;

•	Difficulties in the collection of receivables;

•	Foreign tax consequences;

•	Greater difficulty in safeguarding intellectual property; and

•	Difficulties in managing overseas subsidiaries and international operations.

We may encounter significant difficulties in connection with operations in international markets as a result of one or more of these factors and our business, results of operations and financial condition could be adversely affected.
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
Due to the nature of our business of placing workers in the workplace of other businesses on a temporary or permanent basis, we are subject to a large number of laws and regulations relating to employment. The risks related to engaging in such business include but are not limited to:

•	claims of discrimination and harassment (including sexual harassment claims);

•	wrongful termination or denial of employment;

•	violations of employment rights related to employment screening or privacy issues;

•	incorrect classification of employees, including independent contractors;

•	violations of labor laws;

•	violations of wage and hour laws;

•	criminal activity;

•	claims relating to actions by customers including property damage and personal injury, misuse of proprietary information and misappropriation of assets; and

•	immigration-related claims.

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

We are dependent on a variety of information technology systems and our investigating the implementation of new company-wide ERP system: any disruptions in our systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.

We are dependent on a variety of information technology telecommunications systems, many of which are legacy systems that we acquired in connection with our acquisitions of businesses. The success of our expansion plans depend upon our IT and telecommunications systems. We are currently investigating  the implementation and integration of a company-wide ERP management and financial accounting system that will enhance our senior management’s control over daily operating functions.  We may not be able to successfully implement these systems in an effective manner. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of these systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing these systems, our business, financial condition, results of operations or customer perceptions may be adversely affected.

Government regulations may significantly increase our costs, result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce our future earnings.

Our business is subject to extensive regulation. The cost to comply, and any inability to comply with government regulation could materially harm our business. Increased government regulation in the jurisdictions in which we operate may prohibit or restrict the types of employment services that we currently provide. Future regulations may also require new or additional benefits be paid to our associates or require us to obtain additional licensing to provide employment services. Any future regulations may materially affect our financial condition, results of operations and liquidity because they may make it more difficult or expensive for us to continue to provide employment services.

In conducting our business, we are required to pay a number of payroll and related expenses, including unemployment taxes, workers’ compensation and medical insurance, for our personnel.  Unemployment insurance premiums paid by employers typically increase during periods of increased levels of unemployment.  Workers’ compensation costs may increase in the future if states raise benefit levels and expand the amount of allowable claims.  In addition, the Patient Protection and Affordable Care Act ("ACA") and the Health Care and Education Reconciliation Act jointly (the “Health Care Reform Laws”), both of which were passed in 2010 and are scheduled to take effect through 2015, require most individuals to have health insurance, and new healthcare requirements may further increase the costs associated with employing temporary workers. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers who qualify for coverage under the Health Care Reform Laws, or the payment of tax penalties if such coverage is not offered to workers who qualify, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

Our business is subject to government reviews, investigations and inquiries.

We are directly and indirectly subject to various federal state and local rules, regulations and orders applicable to our business. From time to time, we are also subject to government inquiries and investigations of our business practices. These inquiries and investigations are costly and consume internal resources. Violation of applicable government rules and regulations could result in civil liability or in cancellation or suspension of existing contracts, either of which could have a material adverse effect on our business.

We are dependent on obtaining workers' compensation insurance coverage at commercially reasonable terms through TS Employment; unexpected changes in claim trends on our workers’ compensation and benefit plans may negatively impact our financial condition.

Although we are insured through TS Employment for workers’ compensation and medical benefit claims, our costs could be affected by unexpected changes in claim trends, which include the severity and frequency of claims, actuarial estimates and medical cost inflation that could result in costs that are significantly higher. There can be no assurance that we will be able to increase the fees charged to our customers in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that TS Employment will continue to be able to offer us compensation insurance coverage on reasonable terms or that its current and former insurance carriers will be able to pay claims we make under such policies.

We bear the risk of loss of major clients, nonpayment from our clients and the possible effects of bankruptcy filings by clients, which could adversely affect our financial condition and results of operations.

Our business strategy is focused on serving large corporate customers. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. If a large client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we are obligated to pay the agreed-upon fees to TS Employment for providing professional employment services (which include payroll services, administration of employee benefits, workers’ compensation insurance coverage and accounts receivable collection services) whether or not our client pays us on a timely basis, or at all. Given the difficult economic environment, there is an increased risk of clients failing to pay or delaying payment, although we are not currently experiencing significant levels of these occurrences. A significant increase in uncollected accounts receivables or customer defaults would have a material adverse effect on our earnings and financial condition. In addition, we would have charge backs on existing accounts receivable and invoices on future sales of accounts receivable generated by such clients under our accounts receivable purchase agreements.

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

We are highly dependent on the continued efforts of the members of our senior management. The loss of any of the members of our senior management may cause a significant disruption in our business, jeopardize existing customer relationships and have a material adverse effect on our business. Since fiscal year 2009 we have experienced significant turnover in our senior management. In fiscal year 2009, we experienced changes in our President and Chief Executive Officer positions. In fiscal year 2010, our Chief Financial Officer resigned. In fiscal year 2011, we appointed a new Chief Financial Officer and President of Sales. In Fiscal Year 2012, our Chief Financial Officer was terminated and we appointed a successor. On October 8, 2012, our Chief Executive Officer resigned and our President assumed the role of Chief Executive Officer as well as Chairman of the Board. This lack of management continuity, and the resulting lack of long-term experience in their new roles within our Company, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization or who join us through acquisitions in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

We are dependent on a variety of information technology systems and are investigating the implementation of a new company-wide ERP system. Any disruptions in our systems could adversely impact our ability to effectively manage our business and prepare accurate and timely financial information.
We are dependent on a variety of information technology and telecommunications systems, many of which are legacy systems that we acquired in connection with our acquisitions of businesses. The success of our expansion plans depend upon our IT and telecommunications systems. We are currently investigating  the implementation and integration of a company-wide ERP management and financial accounting system that will enhance our senior management’s control over daily operating functions. We may not be able to successfully implement these systems in an effective manner. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and roll-out of these systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing these systems, our business, financial condition, results of operations or customer perceptions may be adversely affected.
We may experience business interruptions that could have an adverse effect on our operations; our management information systems are vulnerable to damage and interruption.

The efficient operation of our business is dependent on our management information systems. If our critical information systems fail or are otherwise unavailable, this could temporarily impact our ability to pay employees, bill customers, service customers, maintain billing and payroll records reliably and pay taxes, which could adversely affect our revenues, operating expenses and financial condition. Our primary computer systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attacks, security breaches, catastrophic events and errors in usage by our employees. Although we have disaster recovery plans and adequate levels of insurance in place, we may not be able to adequately execute these plans in a timely fashion. A prolonged outage, such as the one caused by Hurricane Sandy in October 2012 in the New York Metropolitan Area, could seriously impact our ability to service customers or hire temporary workers.

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

We cannot assure you that our common stock will be remain listed on the NASDAQ Capital Market.

As a result of the delay in filing our annual report on Form 10-K for the 2013 fiscal year and our quarterly report on Form 10-Q for the first quarter of 2014 with the SEC, we were unable to comply with the listing standards of NASDAQ Stock Market LLC, or NASDAQ. As a result, NASDAQ may remove our stock from listing on the National Capital Market. While we have submitted a plan of compliance with NASDAQ with respect to our regaining compliance with the NASDAQ listing standards, we cannot assure you that NASDAQ will provide us with an exception that will allow us to regain compliance prior to October 20, 2014, or that we will be successful in our efforts to regain compliance. If we are removed from listing on the NASDAQ Capital Market, there can be no assurance that we will be able to re-list our common stock in an expeditious manner or at all. Even if our common stock is re-listed, unless we are able to timely comply with our SEC reporting obligations in the future, our common stock may again be de-listed. If we are de-listed and cannot re-list our common stock or if it is subsequently de-listed again in the future, the price of our common stock will likely be adversely affected and there may be a decrease in the liquidity of our common stock.

Our stock price could be volatile and, as a result, investors may not be able to resell their shares at or above the price they paid for our common stock.

Our stock price has in the past, and could in the future, fluctuate as a result of a variety of factors, including those factors previously discussed and the following, many of which are beyond our control:

•	the identification of material weaknesses in our internal control over financial reporting;

•	fluctuations in our results of operations;

•	loss of our listing on a national market for our common stock;

•	loss of one or more key customers;

•	strategic moves by our competitors, such as product or service announcements or acquisitions;

•	regulatory developments;

•	litigation;

•	general economic conditions, such as a recession;

•	general market conditions; and

•	other domestic and international macroeconomic factors unrelated to our performance.
The stock market has experienced, and may in the future experience, volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.         PROPERTIES

Our corporate headquarters is located at 160 Broadway, 13th Floor, New York, New York, where we have a lease for 5,000 square feet of office space that will expire in January 2016. CRD, our wholly-owned subsidiary, leases approximately 37,000 square feet of office space located at 295 Madison Avenue, New York, New York, for its headquarters and main staffing and recruiting location. CRD’s lease expires in May 2015. As of January 3, 2014, we conducted placement activities through our approximately 250 staffing and recruiting offices located in the United States and the United Kingdom, for which all of the locations are leased with terms expiring at various times through 2018. We believe that our existing facilities are adequate and suitable for our current operations; however, we may add or subtract additional facilities from time to time in the future as the need arises.

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business, including those related to payroll and various employment related matters, typically alleging employment discrimination, labor law and wage and hour violations or enforcing the restrictive covenants in our employment agreements. While there is no expectation that any of these matters will have a material adverse effect on our results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and we are not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to us.
ITEM 4.         MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

On September 6, 2013 our stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol "CRRS". Prior to that date our common stock traded on the over the counter market ("OTCBB").

The following table shows the reported high and low closing prices for our common stock for the periods indicated, as reported by the NASDAQ or OTCBB as appropriate. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year ended January 3, 2014	High	Low
First fiscal quarter	1.12	0.44
Second fiscal quarter	2.29	1.13
Third fiscal quarter	5.40	2.22
Fourth fiscal quarter	4.23	2.47

Fiscal Year ended December 28, 2012	High	Low
First fiscal quarter	0.88	0.44
Second fiscal quarter	0.75	0.30
Third fiscal quarter	0.60	0.40
Fourth fiscal quarter	0.58	0.35

As of June 19, 2014, there were approximately 1,045 record holders of our common stock and the closing price of our common stock on that date was $2.79.
Dividend Policy
We have not declared or paid any cash dividends on our common stock during the periods presented, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and finance future growth strategies.

Equity Compensation Plan Information

On November 6, 2013, our shareholders approved the 2013 Incentive Award Plan (the "2013 Plan"). The 2013 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in the 2013 Plan that are linked directly to increases in shareholder value which we believe will inure to the benefit of all shareholders of our Company. We intend to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes. The 2013 Plan made 5,000,000 shares of our common stock available for awards. As of January 3, 2014, we have not issued any awards under the 2013 Plan. The 2013 Plan also permits performance-based awards that are paid under it to be tax deductible to us under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), as "performance-based compensation."

On November 6, 2013, our shareholders also approved the 2013 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to offer employees an opportunity to purchase stock directly from us at an attractive price, and align wealth creation opportunities with those of our stockholders. The ESPP is intended to broaden employee access to our common stock, by offering all employees of our Company and designated subsidiaries of our Company the opportunity to purchase shares of our common stock through a convenient payroll deduction. The ESPP made 3,000,000 shares of our common stock available for purchase, subject to automatic annual increases. While approved, the ESPP was not available for employee participation as of January 3, 2014.
Issuances of Unregistered Securities
During the Fiscal Year ended January 3, 2014, we granted the following unregistered securities (in thousands):

2013 Grants
	Board Members		Executive Officers	Non-executive Officers	Consultants	Total
Options	2,000	*	3,825	75	—	5,900
Warrants	—		—	—	750	750
Common shares	60		220	280	—	560
* These 2,000 options were issued to our majority shareholder who is also a member of our board of directors.

We believe that all such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.
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

We have revised certain prior period amounts and presentations to reflect our change in fiscal year end and to reflect the correction of certain errors. In particular:

•
During the fiscal year ended January 3, 2014, we identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 by $74.8 million and $68.8 million, respectively. The error had no impact on our Consolidated Statement of Operations for the nine months ended October 4, 2013, nor for the fiscal year ended December 28, 2012. The Consolidated Balance Sheet as of December 28, 2012 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, net income or net changes in cash for the nine months ended October 4, 2013 and the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expense included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012 by approximately $3.3 million and $0.2 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues or net change in cash for the nine months ended October 4, 2013 for the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified an error in our accounting for deferred taxes relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $1.1 million and $0.9 million, respectively. The error also understated our deferred income tax provision included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012 by approximately $0.2 million and $0.3 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the nine months ended October 4, 2013 and for the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, other liabilities and business combinations that resulted in a net understatement of assets included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $0.5 million and $0.7 million, respectively. These errors also overstated our operating income, taxable income and net income included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 by $0.1 million, $0.2 million and $0.2 million, respectively. IN addition, these errors overstated our operating income in our Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 by $0.7 million, and understated our taxable income and net income included in our Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 by $0.5 million and $0.4 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct these errors.

•
During the fiscal year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC ("Abest") our joint venture in retail energy that was formed in January 2013, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our consolidated financial statements for each of the first three quarters of 2013. While the Consolidated Balance sheet as of January 3, 2014 and the Consolidated Statement of Operations for the year ended January 3, 2014, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and report the loss for Abest as a loss on equity investment.

Please refer to the Prior Period Adjustment footnote to our Financial Statements included in Item 8 of this 10-K for the quarterly impact of these adjustments. We will present revised amounts when these periods are presented as comparatives in future filings.
Results of Operations
Beginning in 2012, our operations are on a "52/53-week" fiscal year ending on the Friday closest to December 31 (the "Fiscal Year"). Prior to 2012, our 52/53-week" fiscal year used to end on the Friday closest to September 30. The differences in our Fiscal Year and between our Fiscal Year and our year end close dates from previous periods are significant. Therefore, the year over year comparisons discussed below relate to the 53 week Fiscal Year ended January 3, 2014 ("Fiscal Year 2013") which began December 29, 2012 and the 52 week Fiscal Year ended December 28, 2012 ("Fiscal Year 2012") which began on December 30, 2011.
We completed the following material acquisitions in Fiscal Year 2013:

•
On May 7, 2013, our wholly owned subsidiary, CRS Group, Inc. (the “CRS Group”) acquired certain assets and assumed certain liabilities of the Summit Software Division ("Summit") of Tri-Tel Communications, Inc., a related party under common control (the "Summit Acquisition"). Accordingly, in accordance with ASC Topic 805, with respect to business combinations for transactions between entities under common control, the merger has been accounted for using Pooling-of-Interest with no adjustment to the historical basis of the assets and liabilities of CRS Group or Summit. Summit's financial position and results of operations have therefore been included in all periods presented as if we had been combined at all times that the entities were under common control. Pursuant to the terms of the agreement, we acquired at estimated fair value certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, based upon an independent valuation.

•
On November 12, 2013, we closed on the acquisition of United Kingdom-based Flex Recruitment Plus, Limited (“Flex Plus”). The results of Flex Plus are included in the results of operations for Fiscal Year 2013 as of the date of the acquisition.

Fiscal Year ended January 3, 2014 compared to Fiscal Year ended December 28, 2012
Revenues
For Fiscal Year 2013, our revenues increased by $139.8 million, or 20.6%, to $819.7 million as compared to $679.8 million for Fiscal Year 2012.
Part of the increase in revenues is attributable to acquisitions that we made late in 2012 and in 2013 that added $28.7 million in revenues. We believe that the 16.4% organic growth in revenues not associated with our acquisitions is among the industry leaders. The growth rate was less than the prior Fiscal Year due to higher comparable prior year revenue, as well as our strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.
Direct Cost of Producing Revenues
For Fiscal Year 2013, our direct cost of services increased by $123.5 million or 20.6%, to $723.3 million , as compared to $599.8 million for Fiscal Year 2012.
As a percentage of revenues, our cost of producing revenues remained relatively constant at 88.2% in both 2013 and 2012. During 2013, Tri-State reduced the administrative fee that it charges us (the "Administrative Fee") as a PEO from 2.0% to 1.4%. This reduction in the Administrative Fee is the result of a series of negotiations over the course of several months in mid-2012. The negotiations with Tri-State were aimed at determining a fair market value for administrative charges that Tri-State charges us as a PEO. The services Tri-State provides to us include payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration. While no thresholds have been predetermined for future reductions of the Administrative Fee, we intend to analyze and discuss the need for future reductions as our payroll volume and other conditions warrant.
The Administrative Fee charged to us represented 37.5% of the Tri-State companies' aggregate administrative fee revenues (TS Employment and other professional employer organizations owned by Tri-State) in 2013. While we have been informed that other customers of Tri-State's PEOs have negotiated similar reductions in the administrative fee charged to them based on the volume of their respective payroll, we believe that we receive excellent value for the services received. We have also terminated select unprofitable accounts which decreased our overall direct costs of services as a percentage of revenue. These decreases were partially offset by increased state unemployment tax rates in the states where we have concentrated businesses and our relatively stronger growth in the light industrial businesses, which traditionally generates lower gross margins.
Gross Profit
For Fiscal Year 2013, our gross profit increased by $16.3 million or 20.4% to $96.4 million as compared to $80.0 million for Fiscal Year 2012. As a percentage of revenue, gross profit margin remained at 11.8%. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to continue to see improvements in gross profit margins as these initiatives yield results. However, we still see the potential for competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs to act as a drag on our future gross profit margins.
Selling, General and Administrative Expenses
For Fiscal Year 2013, selling, general and administrative expenses increased by $9.2 million or 12.4% to $83.7 million, or 10.2% of revenues, as compared to $74.4 million, or 10.9% of revenues for Fiscal Year 2012. The increase was primarily due to increased professional fees, an increase in stock-based compensation expenses of $4.4 million, our NASDAQ listing fees in fiscal 2013, and costs relating to supporting our revenue growth. This increase was offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation.
Our revenue growth has allowed us to better leverage our fixed costs as indicated by the year-over-year decrease in selling, general and administrative costs as a percentage of revenues. In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative costs through consolidation of select offices and administrative functions. We expect that the integration of recently acquired operations as well as the continued growth of revenues will continue to reduce selling, general and administrative costs as a percentage of revenues in 2014 and beyond.
Depreciation and Amortization
For Fiscal Year 2013, depreciation and amortization expenses decreased by $0.2 million to $1.8 million as compared to $2.0 million for Fiscal Year 2012, primarily due to the timing of acquisitions and the fluctuation in the amortization of acquisition-related long-lived assets.
Impairment Loss
Fiscal Year 2013, we determined that certain trademarks and other long lived assets were impaired. In Fiscal Year 2012 we determined that an event that was an indicator of impairment had occurred with regards to our ICG business. We evaluate our goodwill for the ICG business and determined that the goodwill was impaired. For Fiscal Year 2013, we recorded a loss of $0.3 million related to impairments compared to a loss of $0.4 million in Fiscal Year 2012.

Income from Operations
The factors described above resulted in an increase in income from operations of $7.4 million from $3.2 million for Fiscal Year 2012 to $10.6 million in Fiscal Year 2013.
Interest Expense
Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense increased for Fiscal Year 2013 by $0.1 million compared to Fiscal 2012 to $4.4 million. This increase was due to a higher volume of accounts receivable financing during the 2013 period as our operations grew, partially offset by renegotiated lower borrowing rates as well as transferring our borrowings on Accountabilities and ICG receivables from Amerisource to Wells Fargo in the second and fourth quarters, respectively.
In addition, we recorded $1.7 million and $0.9 million of interest on related party balances for Fiscal Year 2013 and Fiscal Year 2012, respectively. The increase of $0.8 million was due to a higher average loan balance for Fiscal Year 2013 compared to Fiscal Year 2012.
Loss on Equity Investment
We recorded a $0.8 million loss on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.
Loss on Contingent Consideration
The fair value of contingent consideration is remeasured each quarter and the change is report as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates. For Fiscal Year 2013, we recorded a loss of $0.1 million in contingent consideration compared to a gain of $0.8 million in Fiscal Year 2012.
Income Tax (Benefit) Provision
Income tax expense was $0.6 million for the year ended January 3, 2014, reflecting an effective tax rate of 18.2%.  Our January 3, 2014 effective tax rate differed from the federal statutory rate of 34% due to the benefit of a valuation allowance release of certain deferred tax assets offset by a tax expense associated with indefinite lived intangibles and state and local income taxes.  For the year ended December 28, 2012, we recorded income tax expense of $0.5 million due to tax expense associated with indefinite lived intangibles and state and local income taxes.
We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.
Net Income (Loss)
The factors described above resulted in net income of $2.8 million for Fiscal Year 2013 as compared to a net loss of $1.7 million for Fiscal Year 2012.
Liquidity and Capital Resources
Cash Flows
We have relied on factoring our trade receivables prior to collection, funding from related parties and, periodically, proceeds from short term borrowings and issuance of our common stock to satisfy our working capital requirements and to fund acquisitions. Management believes that the funding from related parties has advantages to us, including a quick response to funding requirements and a lack of restrictive covenants. Management anticipates that we will continue to rely, in part, on related parties for our short-term financing needs, as well as other sources of funding. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs, and to take advantage of business opportunities, including growth of our existing business and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to seek additional reductions in operating expenditures.
Our net income for Fiscal Year 2013 provided additional cash flow compared with our net losses in Fiscal Year 2012. We continued to improve on our working capital management, as evidenced by our lower reliance on factoring of our trade receivables and the funding from related parties in Fiscal Year 2013 as compared to Fiscal Year 2012. In Fiscal Year 2013, our net borrowings under our receivable-based facility and related loans payable from Wells Fargo totaled $4.2 million, down from $20.0 million in Fiscal 2012. Similarly, our net borrowings under loans payable and advances from related parties decreased to $3.8 million in Fiscal Year 2013 from $8.4 million in Fiscal Year 2012. We used $24.9 million of our working capital in Fiscal Year 2012 to fund an increase in our accounts receivable, as compared to only $9.7 million in Fiscal Year 2013. Our improved cash flow in Fiscal Year 2013 also enabled us to use $4.8 million to fund acquisitions of new businesses and the purchase of customer lists and another $2.7 million to fund an equity investment in Abest Power & Gas, as compared to only $0.8 million to fund acquisitions of new businesses and the purchase of customer lists in Fiscal Year 2012.
We believe that improving cash flows from operating activities through improved profitability, the refinancing of our asset-based credit facility and other working capital management will enable us to finance our growth through acquisitions or other initiatives. We also believe these sources of cash will be sufficient to fund the monitoring fees contemplated by the extension of our Facility with Wells Fargo, should they be necessary.
Sales of Common Stock
On March 30, 2012 and July 30, 2012 we converted $12.0 million and $2.1 million of our debt with TS Employment into 25,962,788 and 4,543,488 shares of our common stock, respectively. The number of shares issued to TS Employment under these conversion agreements was calculated based upon an independent valuation of our common stock at $0.4622 per share.
Working Capital
As of January 3, 2014, we had working capital of $15.5 million as compared to December 28, 2012 at which time our current liabilities exceeded our current assets by $3.7 million. The improvement of $2.2 million was primarily due to our improved profitability and operating cash flow. We also continue to engage in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities to accomplish these objectives, including focusing on increased profitability and raising new outside capital. Our existing asset-based factoring facility with Wells Fargo is scheduled to expire on June 30, 2015. In addition, Management has been negotiating with a number of potential lenders to refinance the borrowings under the Wells Fargo credit facility. Based on the above activities, we believe that we have adequate resources to meet our operating needs for the next twelve months.
Our subsidiaries are currently participating in accounts purchase agreements with Wells Fargo, under which the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $80 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of January 3, 2014 and December 28, 2012, trade receivables of $73.5 million and $69.2 million, had been sold and remained outstanding, and amounts due from Wells Fargo for collected reserves totaled $8.6 million and $8.9 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate equal to the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum. Receivables sold may not include amounts that are over 90 days past due.
Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale, and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon sale, and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1.3 million.
Accountabilities participated in the Wells Fargo facility until June 13, 2011, when they entered into a similar two year receivable-backed credit facility with Amerisource Funding, Inc. (“Amerisource”) and ICG entered into a similar agreement on October 18, 2011. Accountabilities and ICG returned to participating in the Facility on June 13, 2013 and November 1, 2013, respectively.
Interest expense charged under the Wells Fargo trade accounts receivable factoring agreement is included in interest expense in the accompanying Consolidated Statements of Operations and amounted to $3.6 million and $3.1 million for the fiscal years ended January 3, 2014 and December 28, 2012, respectively. Interest expense charged under the Amerisource facility are included in the accompanying Consolidated Statements of Operations and amounted to $0.7 million and $1.1 million for the fiscal years ended January 3, 2014 and December 28, 2012, respectively. Tri-State and Robert Cassera, which together with affiliated persons owned approximately 89.7% of our outstanding shares of common stock as of the date hereof, have guaranteed our obligations to Wells Fargo.
The terms of our new agreements with Wells Fargo that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. We are seeking to replace our financing facility as soon as possible, but cannot assure you that we will be able to do so before the amended provisions go into effect, or at all.

Critical Accounting Policies
The preceding discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
The following represents a summary of the critical accounting policies, which our management believes are the most important to the portrayal of our financial condition and results of operations and involve inherently uncertain issues that require management’s most difficult, subjective or complex judgments.

Fiscal Year

Beginning in 2012, our operations are on a "52/53-week" fiscal year ending on the Friday closest to December 31. The year over year comparisons relate to a 53 week Fiscal Year ended January 3, 2014 ("Fiscal Year 2013") which began December 29, 2012 and the 52 week Fiscal Year ended December 28, 2012 ("Fiscal Year 2012") which began on December 30, 2011.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation. Our Flex Plus foreign subsidiary in the U.K. is not subject to political, economic, or currency restrictions.

We have ownership and other interests in various entities, including corporations, partnerships, and limited liability companies. For each such entity, we evaluate our ownership and other interests to determine whether we should consolidate the entity or account for our ownership interest as an investment. As part of our evaluation, we initially determine whether the entity is a variable interest entity ("VIE") and, if so, whether we are the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately few voting rights. We consolidate VIEs for which we are the primary beneficiary, regardless of our ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb gains or losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We periodically make judgments in determining whether entities in which we invest are VIEs. If so, we make judgments to determine whether we are the primary beneficiary and are thus required to consolidate the entity.

If it is concluded that an entity is not a VIE, then we consider our proportional voting interests in the entity. We consolidate majority-owned subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership and the absence of significant third-party participating rights.

Ownership interests in entities for which we have significant influence and are not consolidated under our consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees, if any, have not been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test; and (8) the estimate of income taxes. Actual results could significantly differ from those estimates.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collection is reasonably assured. The vast majority of our arrangements do not fall within the scope of the multiple-deliverable guidance. For those arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements, composed only of software products and related services or only services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if applicable, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price. All our elements allocations are based on ESP.

The following revenue recognition policies define the manner in which we account for specific transaction types:

Staffing Services
Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent employees working under contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which are generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of our service arrangements, contingent staff is provided to customers through contracts involving other vendors or contractors. When we are the principal in the transaction and therefore the primary obligor for the contingent staff, we record the gross amount of the revenue and expense from the service arrangement. When we act only as an agent for the customer and are not the primary obligor for the contingent staff, we record revenue net of vendor or contractor costs.

We are generally the primary obligor when we are responsible for the fulfillment of the services under the contract, even if the contingent workers are neither our employees nor directly contracted by us. Usually in these situations the contractual relationship with the vendors and contractors is exclusively with us and we bear customer credit risk and generally have latitude in establishing vendor pricing and have discretion in vendor or contractor selection.

Software Systems
Revenue primarily relates to sales of staffing support software systems and enhancements to existing systems. These arrangements generally contain multiple elements including software development and customization, sale of software licenses, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenue is recognized under these arrangements following the FASB revenue recognition requirements, including guidance on software transaction and multiple element arrangements. To date, the revenue recorded for software or related services under this accounting treatment has been minimal.

Subscription Revenues
Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us and the customer accesses and uses the software on an as-needed basis over the Internet. To date, the revenue recorded under this accounting treatment has been minimal.

Business Combinations

We have made strategic acquisitions to expand our footprint, establish strategic partnerships and/or to obtain technology that is complementary to our product offerings and strategy. We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives.

Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling of interest method ("Pooling of Interest") when the combination is with a business under common control with us by our majority shareholder.

Equity-Based Compensation

We grant equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees and consultants to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees and consultants to develop and maintain a stock ownership position. While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance, and may also be subject to the recipient’s continued employment which also acts as a significant retention incentive.

Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and option life.

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield assumption is based on the lack of a historical and future expectation of dividend payouts. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility based on the average expected volatilities of a sampling of companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage.

The expected option term, representing the period of time that options granted are expected to be outstanding, is estimated using our limited historical post vesting exercise and employee termination behavior.

We estimate forfeitures using our historical experience, which is adjusted over the requisite service period based on the extent to which actual forfeitures differ or are expected to differ, from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We settle the exercise of stock options with newly issued shares.

With respect to grants of performance based awards, we assess the probability that such performance criteria will be met in order to determine the compensation expense. Consequently, the compensation expense is recognized straight-line over the vesting period. If that assessment of the probability of the performance condition being met changes, we would recognize the impact of the change in estimate in the period of the change. As with the use of any estimate, and owing to the significant judgment used to derive those estimates, actual results may vary.

We have elected to treat future awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense would be recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required.

We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable, and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

We fund our accounts receivable via a receivables-backed credit facility (the "Facility") with a financial institution. We receive 90% of the face value of qualified, as defined, receivables. Since we retain risk of loss on the receivables, the agreement provides that receivables that are older than 90 days (120 days in certain categories of receivables) cease to be qualified at the discretion of the financial institution. In most cases, our customer pays the financial institution directly for the receivables under the Facility. The Facility calls for net settlement twice weekly. The Facility is additionally guaranteed by our majority shareholder. We record each cash amount advanced and repaid as an increase or decrease to Loan Payable respectively. We record customer payments made directly to the lender as a reduction in Accounts Receivable and Loan Payable.

Intangible Assets

Goodwill and other intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We perform an annual impairment analysis to test for impairment or earlier if there is an indication that the asset might be impaired. Intangible assets with finite lives are subject to amortization over the period we are expected to benefit.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in Management’s opinion, it is more likely than not that the future tax benefits from some portion of the deferred tax assets will not be realized.
U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.
Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 limits the scope of these disclosures to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to the extent they are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. This ASU was effective retrospectively for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.
This disclosure-only guidance became effective for us for fiscal year 2013 first quarter, with retrospective application required. We currently do not hold any financial or derivative instruments within the scope of this guidance that are offset in our consolidated balance sheets or are subject to an enforceable master netting arrangement. The adoption of this guidance did not have an impact on our results of operations, financial position or cash flows.

Recently Issued Accounting Standards to be Adopted

In May 1014, FASB issued ASU No. 2014-09, Revenue from Contracts and Customers (Topic 606), to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities , industries, jurisdictions, and capital market; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. This ASU is effective for us prospectively on January 03, 2015. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This ASU is effective prospectively for the fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is effective for us prospectively on January 4, 2014, and we are evaluating the potential impact of this adoption on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. This ASU is effective for us prospectively on January 4, 2014. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 450): Obligation Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This authoritative guidance is for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations within the scope of this guidance is fixed at the reporting date. It does not apply to certain obligations that are addressed within existing guidance in U.S. GAAP. This guidance requires an entity to measure in-scope obligations with joint and several liability (e.g., debt arrangements, other contractual obligations, settled litigations, judicial rulings) as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. In addition, an entity is required to disclose the nature and amount of the obligation. ASU 2013-04 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. This ASU is effective for us retrospectively on January 4, 2013, and we are evaluating the potential impact of this adoption on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

Page
Reports of Independent Registered Public Accounting Firms	26
Consolidated Balance Sheets as of January 3, 2014 and December 28, 2012	28
Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years ended January 3, 2014 and December 28, 2012	29
Consolidated Statement of Stockholders’ Equity as of January 3, 2014 and December 28, 2012	30
Consolidated Statements of Cash Flows for the Fiscal Years ended January 3, 2014 and December 28, 2012	31
Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of Corporate Resource Services, Inc.

We have audited the accompanying consolidated balance sheet of Corporate Resource Services, Inc. and Subsidiaries (the “Company”), as of January 3, 2014 and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the fiscal year ended January 3, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Resource Services, Inc. and Subsidiaries as of January 3, 2014 and the results of their operations and their cash flows for the fiscal year ended January 3, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the financial statements, the Company has significant transactions with related parties.
/s/ Crowe Horwath LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Corporate Resource Services, Inc.

We have audited the accompanying consolidated balance sheet of Corporate Resource Services, Inc. and Subsidiaries (the “Company”), as of December 28, 2012 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Resource Services, Inc. and Subsidiaries as of December 28, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen Seymour Shapss Martin & Company LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
December 20, 2013, except for
Note 16 dated
June 30, 2014

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except per share data)

	As of	As of
	January 3,	December 28,
	2014	2012
		(Revised)
ASSETS
Current assets
Cash	$32	$154
Accounts receivable, net of allowance for doubtful accounts of $2,291 and $3,285 as of January 3, 2014 and December 28, 2012, respectively	96,739	86,356
Unbilled receivables	10,815	9,543
Related party receivables	2,335	—
Other current assets	1,220	389
Total current assets	111,141	96,442

Property and equipment, net	1,285	1,906
Intangible assets, net	8,546	5,136
Goodwill	19,682	15,409
Equity investment	1,952	—
Other assets	520	521
Total assets	$143,126	$119,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,578	$6,277
Accrued wages and related obligations - due to related party	9,449	9,649
Borrowings under receivables-based credit facility	73,460	69,224
Loan payable – related party	748	12,730
Loan payable	1,600	—
Contingent consideration	658	423
Long-term debt	2,159	1,075
Long-term debt - related party	—	750
Total current liabilities	95,652	100,128
Long-term debt, net of current portion	1,069	434
Loan payable - related party, net of current portion	15,000	—
Contingent consideration, net of current portion	2,615	831
Deferred income taxes	1,880	917
Other liabilities	36	244
Total liabilities	116,252	102,554

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.0001 par value; shares authorized: 225,000 at January 3, 2014 and 145,000 at December 28, 2012; shares issued and outstanding: 158,015 at January 3, 2014 and 159,341 at December 28, 2012*	16	16
Additional paid-in capital	31,760	22,492
Accumulated deficit	(4,976)	(5,648)
Accumulated other comprehensive income	74	—
Total stockholders’ equity	26,874	16,860
Total liabilities and stockholders’ equity	$143,126	$119,414

*
Shares issued exceeds shares authorized at December 31, 2012 due to the effect of a method similar to a pooling of interest accounting requiring the shares to be reported for accounting purposes prior to the authorization and issuance of the shares related to the transaction.

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except per share data)

	For the Fiscal Year ended
	January 3,	December 28,
	2014	2012
		(Revised)
Revenues	$819,593	$679,759
Revenues - related parties	80	80
Revenues	819,673	679,839
Cost of revenue - related parties	717,233	596,166
Cost of revenues	6,064	3,643
Cost of revenues	723,297	599,809
Gross profit	96,376	80,030
Selling, general and administrative expenses - related parties	49,095	47,864
Selling, general and administrative expenses	29,292	25,717
Non-cash equity compensation	5,279	856
Depreciation and amortization	1,794	2,012
Impairments of intangible assets and goodwill	309	408
Income from operations	10,607	3,173
Interest expense	(4,446)	(4,344)
Interest expense – related parties	(1,693)	(861)
Loss from equity investment	(791)	—
Fair value adjustment in contingent consideration	(149)	802
Other income (expense)	(140)	11
Income (loss) before income taxes	3,388	(1,219)
Provision for income taxes	(612)	(518)
Net income (loss)	$2,776	$(1,737)
Total net income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)
Weighted average shares outstanding:
Basic	159,283	148,377
Diluted	162,517	148,377

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)
	For the Fiscal Year ended
	January 3,	December 28,
	2014	2012
		(Revised)
Net income (loss)	$2,776	$(1,737)
Foreign currency translation adjustment	74	—
Comprehensive income (loss)	$2,850	$(1,737)
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balances as of December 30, 2011 (as reported)	105,015,000	$11	$11,316	$—	$(5,249)	$6,078
Summit Acquisition Pooling-of-Interest*	21,000,000	2	(2,082)	—	1,958	(122)
Adjustment due to revisions	475,000		(1,695)	—	(620)	(2,315)
Balances as of December 30, 2011 (revised)	126,490,000	13	7,539	—	(3,911)	3,641
Conversion of related party loan payable to equity	30,506,000	3	14,097	—	—	14,100
Retirement of Common Stock	(185,000)					—
Stock-based compensation	2,530,000	—	856	—	—	856
Net loss for the Fiscal Year ended December 28, 2012	—	—	—	—	(1,737)	(1,737)
Balances as of December 28, 2012 (Revised)	159,341,000	16	22,492	—	(5,648)	16,860
Exercise of Options - Cash less	49,000	—	—	—	—	—
Summit Acquisition Pooling-of-Interest*	—	—	3,989	—	(2,104)	1,885
Stock-based compensation	559,000	—	5,279	—	—	5,279
Retirement of common stock	(1,934,000)	—		—	—	—
Foreign currency translation adjustment	—	—	—	74	—	74
Net income for the Fiscal Year ended January 3, 2014	—	—	—	—	2,776	2,776
Balances as of January 3, 2014	158,015,000	$16	$31,760	$74	$(4,976)	$26,874
* Please see Related Parties
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED CASH FLOW STATEMENTS:
CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Fiscal Year ended
	January 3,	December 28,
	2014	2012
		(Revised)
Cash flows from operating activities:
Net income (loss)	$2,776	$(1,737)
Adjustments to reconcile net income (loss) to cash flows (used in) provided by operating activities:
Depreciation and amortization	1,794	2,012
Impairment of goodwill and intangible assets	309	408
Bad debt net of write-offs	994	707
Non-cash equity compensation	5,279	856
Loss on equity investment	791	—
Deferred rent	(209)	—
Change in fair value of contingent consideration	149	(802)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,336)	(24,883)
Unbilled receivables	(1,272)	(843)
Accounts receivable - related party	(2,335)	—
Prepaid expenses and other current assets	(750)	(350)
Accrued wages and related obligations – due related party	(200)	3,429
Accounts payable and accrued liabilities	539	(4,634)
Other liabilities	—	54
Deferred tax liabilities	269	317
Net cash provided by (used in) operating activities	(1,202)	(25,466)
Cash flows from investing activities:
Purchase of property and equipment	(1,477)	(857)
Cash paid for business combinations, net of cash acquired of $28 for the fiscal year ended January 3, 2013	(1,966)	(831)
Equity investment	(2,743)	—
Net cash used in investing activities	(6,186)	(1,688)
Cash flows from financing activities:
Receivables-based credit facility, net	2,681	19,985
Loan payable - related party, net	5,347	8,420
Loan payable - proceeds	1,600	—
Loan payable - repayments	—	(101)
Long-term debt - repayments	(1,057)	(615)
Payments on contingent consideration	(489)	(491)
Net cash provided by financing activities	7,332	27,198
Effect of foreign currency exchange rates on cash	(66)	—
Net change in cash	(122)	44
Cash at beginning of period	154	110
Cash at end of period	$32	$154
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of the Company and its Business
Corporate Resource Services, Inc. (together with its consolidated subsidiaries, “Corporate Resource Services", "CRS", the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a diversified technology, staffing, recruiting, and consulting services firm. We provide cloud-based enterprise applications and hosting services to PEO and staffing companies, as well as diversified staffing, recruiting, and consulting services. The Company offers trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial Work. Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analysis and productivity/occupational engineering studies.
Our ability to deliver broad-based solutions provides our customers a “one stop shop” to fulfill their staffing needs from professional services and consulting to clerical and light industrial positions. Depending on the size and complexity of an assignment, we can create an on-site facility for recruiting, training and administration at the customer location. Our recruiters, who generally focus within their area of expertise, have the resources available to help our customers secure the best candidates available in today's ever changing marketplace.
We offer our services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies: Accountabilities, Inc. (“Accountabilities”); Corporate Resource Development, Inc. (“CRD”); CRS Group, Inc. (“CRS Group”); Flex Recruitment Plus Limited (“FlexPlus”); Insurance Overload Services, Inc. (“Insurance Overload”); Integrated Consulting Group, Inc. (“ICG”); TS Staffing Services, Inc. (“TS Staffing”); and Diamond Staffing Services, Inc. ("Diamond Staffing"), among others.
The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.
We operate approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and we offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

Our majority shareholder, the beneficial owner of approximately 89.7% and 89.9% of our outstanding shares of common stock as of January 3, 2014 and December 28, 2012, respectively, has the ability to exercise control over us.
2.     Summary of Significant Accounting Policies

Fiscal Year

Beginning in 2012, our operations are on a "52/53-week" fiscal year ending on the Friday closest to December 31. The year over year comparisons relate to a 53 week Fiscal Year ended January 3, 2014 ("Fiscal Year 2013") which began on December 29, 2012 and the 52 week Fiscal Year ended December 28, 2012 ("Fiscal Year 2012") which began on December 30, 2011.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation. Our FlexPlus foreign subsidiary in the U.K. is not subject to political, economic, or currency restrictions.

We have ownership and other interests in various entities, including corporations, partnerships, and limited liability companies. For each such entity, we evaluate our ownership and other interests to determine whether we should consolidate the entity or account for our ownership interest as an investment. As part of our evaluation, we initially determine whether the entity is a variable interest entity ("VIE") and, if so, whether we are the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately few voting rights. We consolidate VIEs for which we are the primary beneficiary, regardless of our ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb gains

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We periodically make judgments in determining whether entities in which we invest are VIEs. If so, we then make judgments to determine whether we are the primary beneficiary and are thus required to consolidate the entity.

If it is concluded that an entity is not a VIE, then we consider our proportional voting interests in the entity. We consolidate majority-owned subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership and the absence of significant third-party participating rights.

Ownership interests in entities for which we have significant influence and are not consolidated under our consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees, if any, have not been eliminated. Please see Acquisitions and Joint Ventures.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). We have revised certain prior period amounts and presentations to reflect our change in fiscal year end and to reflect the correction of certain errors. In particular:

•
During the Fiscal Year ended January 3, 2014, we identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 by $74.8 million and $68.8 million, respectively. The error had no impact on our Consolidated Statement of Operations for the nine months ended October 4, 2013, nor for the Fiscal Year ended December 28, 2012. The Consolidated Balance Sheet as of December 28, 2012 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, net income or net changes in cash for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012.

•
During the Fiscal Year ended January 3, 2014, we also identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expense included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012 by approximately $3.3 million and $0.2 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues or net change in cash for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012.

•
During the Fiscal Year ended January 3, 2014, we also identified an $0.9 million error in our accounting for deferred taxes relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $1.1 million and $0.9 million, respectively. The error also understated our deferred income tax provision included in our Consolidated Statement of Operations for the nine months ended October 3, 2013 and Fiscal Year ended December 28, 2012 by approximately $0.2 million and $0.3 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the nine months ended October 4, 2013 and for the Fiscal Year ended December 28, 2012.

•
During the Fiscal Year ended January 3, 2014, we also identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, other liabilities and business combinations that resulted in an understatement of assets included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $0.5 million and $0.7 million, respectively. These errors also overstated our operating income, taxable income and net income included in its Consolidated Statement of Operations for the nine months ended October 4, 2013 by $0.1 million, $0.2 million and $0.2 million, respectively. In addition, these errors overstated our operating income in our Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 by $0.7 million, and understated our taxable income and net income included in our Consolidated

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations for the Fiscal Year ended December 28, 2012 by $0.5 million and $0.4 million, respectively. The Consolidated Statement of Operations for the fiscal year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct these errors.

•
During the Fiscal Year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC ("Abest"), our joint venture in retail energy, and was formed in January 2013, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our consolidated financial statements for each of the first three quarters of 2013. While the Consolidated Balance sheet as of January 3, 2014 and the Consolidated Statement of Operations for the year ended January 3, 2014, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and report the loss for Abest as a loss on equity investment.

Please see Prior Period Adjustment footnote for the quarterly impact of these adjustments. We will present revised amounts when these periods are presented as comparatives in future filings.
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) asset impairments; (3) depreciable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test; and (8) the estimate of income taxes. Actual results could significantly differ from those estimates.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, products have been delivered or services have been rendered, the fee is fixed or determinable, and collection is reasonably assured. The vast majority of our arrangements do not fall within the scope of the multiple-deliverable guidance. For those arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements, composed only of software products and related services or only services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if applicable, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. Total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price. All our elements allocations are based on ESP.

The following revenue recognition policies define the manner in which we account for specific transaction types:

Staffing Services
Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consist of contingent employees working under contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which is generally recognized after placements are made and when the fees are not contingent upon any future event.

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue, and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

Under certain of our service arrangements, contingent staff is provided to customers through contracts involving other vendors or contractors. When we are the principal in the transaction and therefore the primary obligor for the contingent staff, we record the gross amount of the revenue and expense from the service arrangement. When we act only as an agent for the customer and are not the primary obligor for the contingent staff, we record revenue net of vendor or contractor costs.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are generally the primary obligor when we are responsible for the fulfillment of the services under the contract, even if the contingent workers are neither our employees nor directly contracted by us. Usually in these situations the contractual relationship with the vendors and contractors is exclusively with us and we bear customer credit risk and generally have latitude in establishing vendor pricing and have discretion in vendor or contractor selection.

Software Systems
Revenue primarily relates to sales of staffing support software systems and enhancements to existing systems. These arrangements generally contain multiple elements including software development and customization, sale of software licenses, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenue is recognized under these arrangements following the FASB revenue recognition requirements, including guidance on software transaction and multiple element arrangements. To date, the revenue recorded for software or related services under this accounting treatment have been minimal.

Subscription Revenues
Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us and the customer accesses and uses the software on an as-needed basis over the Internet. To date, the revenue recorded under this accounting treatment has been minimal.

Business Combinations

We have made strategic acquisitions to expand our footprint, establish strategic partnerships and/or to obtain technology that is complementary to our product offerings and strategy. We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination, or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Equity-Based Compensation

We grant equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees and consultants to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees and consultants to develop and maintain a stock ownership position. While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance, and may also be subject to the recipient’s continued employment which also acts as a significant retention incentive.

Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and option life.

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The dividend yield assumption is based on the lack of a historical and future expectation of dividend payouts. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use an expected stock-price volatility based on the average expected volatilities of a sampling of companies with similar attributes to us, including industry, stage of life cycle, size and financial leverage.

The expected option term, representing the period of time that options granted are expected to be outstanding, is estimated using our limited historical post vesting exercise and employee termination behavior.

We estimate forfeitures using our historical experience, which is adjusted over the requisite service period based on the extent to which actual forfeitures differ or are expected to differ from such estimates. Because of the significant amount of judgment used in these calculations, it is reasonably likely that circumstances may cause the estimate to change.

With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises.

We settle the exercise of stock options with newly issued shares.

With respect to grants of performance based awards, we will assess the probability that such performance criteria will be met in order to determine the compensation expense. Consequently, the compensation expense is recognized straight-line over the vesting period. If that assessment of the probability of the performance condition being met changes, we would recognize the impact of the change in estimate in the period of the change. As with the use of any estimate, and owing to the significant judgment used to derive those estimates, actual results may vary.

We have elected to treat future awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense would be recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any date at least equals the portion of the grant date fair value of the award that is vested at that date.

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable, and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

We fund our accounts receivable via a receivables-backed credit facility (the "Facility") with a financial institution. We receive 90% of the face value of qualified, as defined, receivables. Since we retain risk of loss on the receivables, the agreement provides that receivables that are older than 90 days (120 days in certain categories of receivables) cease to be qualified at the discretion of the financial institution. In most cases, our customer pays the financial institution directly for the receivables under the Facility. The Facility calls for net settlement twice weekly. Additionally, the Facility is additionally guaranteed by our majority shareholder. We record each cash amount advanced and repaid as an increase or decrease to the Facility respectively. We record customer payments made directly to the lender as a reduction in Accounts receivable and the Facility.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Furniture and fixtures	5 years
Office equipment	3 years
Computer equipment	3 years
Software	3 years
Leasehold improvements	Shorter of life or term of lease

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long lived tangible assets are tested for impairment when there are indicators of impairment. Indicators of impairment include: changes in the value of property and equipment; changes in expected future operating income; changes in business trends and prospects; and changes in demand, competition and other economic factors.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two or more operating segments may be aggregated into a single reportable segment if they have similar economic characteristics and are similar in the following areas: the nature of products and services; nature of production processes; type or class of customer; methods used to distribute products or provide services; and the nature of the regulatory environment, if applicable. We have aggregated our three operating segments into one reportable segment - staffing. All of our staffing operating segments have similar types of products, contracts, customers and employees. In addition, we have similar long-term average margins across the operating segments. Therefore, we believe we meet the criteria for aggregating operating segments into a single reporting segment. We have two operating segments, professional staffing and Summit Software that do not meet the size criteria to be its own reporting segment and therefore is required to be aggregated into the single reporting segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a Company-wide basis for purposes of allocating resources and evaluating financial performance. In fiscal year 2012 all of our assets were located in the United States. In fiscal 2013, with the acquisition of FlexPlus we acquired and operate facilities in the United kingdom. As of January 3, 2014. 97% of our assets are located in the United States.

Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. We account for goodwill and intangible assets with indefinite useful lives in accordance with relevant accounting guidance related to goodwill and other intangible assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date as of the first day of our fiscal fourth quarter or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets.

The guidance provides an option for an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is greater than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step (quantitative) impairment test is unnecessary.

In order to perform the qualitative or quantitative testing, we determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. In identifying the reporting units management considers the economic characteristics of the reporting units including the products and services provided, production processes, types or classes of customer and product distribution.

If we determine that for a particular reporting unit that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, we perform the first step of the two-step impairment test.

We perform this impairment test by first comparing the fair value of our reporting units to their respective carrying amount. Since reported quoted market prices exactly comparable to our reporting units are not available, when determining the estimated fair value of a reporting unit, we utilize a blend of discounted future cash flows, market multiples of similar companies that have quoted prices, and market capitalization reconciliation. Developing the estimate of the discounted future cash flows require significant judgment and projections of future financial performance. The key assumptions used in developing the discounted future cash flows are the projection of future revenues and expenses, working capital requirements, residual growth rates and the weighted average cost of capital. In developing our financial projections, we consider historical data, current internal estimates and market growth trends. Changes to any of these assumptions could materially change the fair value of the reporting unit. We reconcile the aggregate fair value of our reporting units to our adjusted market capitalization as a

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supporting calculation. The adjusted market capitalization is calculated by multiplying the average share price of our common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

If the carrying value of the reporting units exceeds the fair value we would then compare the implied fair value of our goodwill to the carrying amount in order to determine the amount of the impairment, if any.

Cash

We consider cash on hand and deposits in banks as cash.

Related Parties

We have significant transactions with our majority shareholder who is the beneficial owner of approximately 89.7% and 89.9% of our outstanding shares of common stock as of January 3, 2014 and December 28, 2012, respectively, and had the ability to exercise control over us.

We classify assets and liabilities to related parties on our balance sheet as follows:

•	"Related party receivables" represent amounts due from a related party.

•	"Accrued wages and related obligations – due to related party" represent accrued wages, taxes and other related items that have not yet been invoiced.

•	“Loan payable - related party” represents amounts due for items that have been invoiced.

•	"Long term debt - related party" represents the amount due for long-term borrowings from a related party that is considered a current liability.

•	"Loan payable - related party, net of current portion" represents the total amount due for long-term borrowings from a related party less the current portion of the debt.

We classify revenue and expenses from related parties in our Consolidated Statements of Operations as follows:

•	"Revenues from related parties" are revenues for sales of services and software to related parties.

•	"Cost of revenue - related parties" are PEO fees and reimbursements for our staffing service provided by related parties.

•	"Selling, general and administrative expenses - related parties" represents PEO fees for selling, general and administrative expenses incurred on our behalf.

•	"Interest Expense - related party" is interest expense incurred for related party loans and advances.
In addition, we had related party transactions involving acquisitions and debt extinguishment in exchange for our common stock. Please see Related Party Transactions.

Per Share Information

We present both basic and diluted earnings per share amounts (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings. During any period in which we report a loss, we do not adjust the number of shares outstanding for potentially dilutive securities for dividing into the net loss, since such adjustment would be anti-dilutive.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for estimated tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in Management’s opinion, it is more likely than not that the future tax benefits from some portion of the deferred tax assets will not be realized.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.

Fair Value of Financial Instruments

We believe that of our financial instruments including: cash; accounts receivable; accounts payable and accrued liabilities; and loans payable - related party which are reflected at their carrying value in the consolidated financial statements approximate fair value due to their short-term maturities. The fair value of contingent considerations, including current maturities, is estimated based on analysis of outcome probabilities and applying a discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities.

Translation of Foreign Currencies

Our international subsidiaries operate using local functional currencies. Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the respective periods. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded as a separate component of equity in accumulated other comprehensive income. Any foreign currency gains or losses related to transactions are included in operating results.

Advertising Expenses

Advertising expenses from continuing operations, are expensed as incurred and are included in selling, general and administrative expense. Advertising expense was $0.9 million and $1.0 million in fiscal year 2013 and 2012, respectively.

Recently Adopted Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 limits the scope of these disclosures to recognized derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to the extent they are offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. This ASU was effective retrospectively for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.
This disclosure-only guidance became effective for us for fiscal year 2013 first quarter, with retrospective application required. We currently do not hold any financial or derivative instruments within the scope of this guidance that are offset in our consolidated balance sheets or are subject to an enforceable master netting arrangement. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.

Recently Issued Accounting Standards to be Adopted

In May 1014, FASB issued ASU No. 2014-09, Revenue from Contracts and Customers (Topic 606), to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities , industries, jurisdictions, and capital market; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2014.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This ASU is effective for us prospectively on January 2, 2015. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This ASU is effective prospectively for the fiscal years and interim periods within those years beginning after December 15, 2013. This ASU is effective for us prospectively on January 4, 2014, and we are evaluating the potential impact of this adoption on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This ASU is effective for us prospectively on January 4, 2014. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 450): Obligation Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This authoritative guidance is for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations within the scope of this guidance is fixed at the reporting date. It does not apply to certain obligations that are addressed within existing guidance in U.S. GAAP. This guidance requires an entity to measure in-scope obligations with joint and several liability (e.g., debt arrangements, other contractual obligations, settled litigations, judicial rulings) as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount it expects to pay on behalf of its co-obligors. In addition, an entity is required to disclose the nature and amount of the obligation. ASU 2013-04 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. This ASU is effective for us retrospectively on January 4, 2015, and we are evaluating the potential impact of this adoption on our consolidated financial statements.

3.     Related Party Transactions
Tri-State, a related party, provides professional employer services to us as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers' compensation insurance coverage, customer invoicing and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for accrued wages and related obligations provided by Tri-State was $9.4 million and $9.6 million as of January 3, 2014 and December 28, 2012, respectively.
We are charged the wages and associated payroll taxes for the employee plus an agreed upon rate for workers' compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the Fiscal Years 2013 and 2012 was $717.2 million and $596.2 million, respectively.
The amounts owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. The related party loans payable are due on demand, subject to the restrictions described below. On June 20, 2014, in conjunction with our amendments to the Wells Fargo Accounts Purchase Agreements, Tri-State agreed that we would not be required to reduce the outstanding balance on the related party loans payable below $15 million for a period of at least one year. We recognized $1.7 million and $0.9 million of related party interest expense for Fiscal Years 2013 and 2012, respectively.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 30, 2012, we entered into an agreement to convert $12.0 million of the loan payable to Tri-State into 25,962,788 shares of common stock, at a value per share of $0.4622 Additionally, on July 31, 2012, we and Tri-State agreed to convert an additional $2.1 million of the loan into 4,543,488 shares of common stock, at a value per share of $0.4622. These conversions are reflected in the loan payable - related party balance, after giving effect to the conversions noted above as of January 3, 2014 and December 28, 2012.
On May 7, 2013, our wholly owned subsidiary, CRS Group acquired certain assets and assumed certain liabilities of the Summit Software Division ("Summit") of Tri-Tel Communications, Inc., a related party under common control (the "Summit Acquisition"). Accordingly, in accordance with ASC Topic 805, with respect to business combinations for transactions between entities under common control, the merger has been accounted for using Pooling-of-Interest with no adjustment to the historical basis of the assets and liabilities of CRS Group or Summit. Summit financial position and results of operations have therefore been included in all periods presented as if we had been combined at all times the entities were under common control. Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, based upon an independent valuation.
4.    Acquisitions and Joint Ventures
Formation of Abest Power & Gas, LLC Joint Venture
In January 2013, we entered into the retail energy services industry through the formation of Abest, a joint venture with Rosa Power, LLC. Based on the level of equity investment at risk, Abest is a VIE. While we and Rosa Power, LLC are partners who share equally in voting control, power is not shared because Rosa Power, LLC, through its owner, the President of Abest, directs the significant activities of Abest that most significantly impact its economic performance including selection of vendors, systems, marketing, pricing, balancing energy purchase commitments against energy sales commitments as well as selection and retention of key management personnel. Accordingly, we have determined that we are not the primary beneficiary of Abest and account for our investment in Abest using the equity method. Since the formation of Abest through January 3, 2014, we have contributed $2.7 million to Abest. The contributions did not impact our ownership interest, voting control or governance rights related to Abest.

While we have no further funding commitments pursuant to the operating agreement, we may provide additional funding to Abest, if necessary. The partnership agreement calls for preferential distributions until our funding has been recouped. Abest’s subsequent cash distributions will be shared equally between us and Rosa Power, LLC.

In accordance with the venture agreement, losses generated by Abest are generally allocated to both investors based on their proportionate ownership interests. However, we have recorded our portion of Abest’s losses based upon accounting policies for equity method investments. The accumulated operating losses at Abest exceeded the equity contributed to Abest. In accordance with the accounting guidance, we have recorded 100% of Abest’s net losses against the carrying value of the investment. We will continue to record 100% of Abest's operating losses as long as we provide all the funding to Abest and Abest’s accumulated losses continue to exceed the equity contributed. All of Abest's future net income will initially be recorded by us until we recover losses absorbed in excess of our equity ownership interest.

The carrying value of the Company's investment in Abest was $1.9 million as of January 3, 2014, net of $0.8 million in accumulated investment loss. Abest's condensed balance sheet as of December 31, 2013 is as follows (in thousands):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets
Current assets
Cash	$15
Restricted cash	903
Accounts receivable	728
Prepaid expenses	357
Total current assets	2,003
Other assets	19
Total assets	$2,022

Liabilities and Equity
Current liabilities	$70
Member units	2,743
Accumulated deficit	(791)
Total liabilities and equity	$2,022

Strategic Minor Acquisitions

We continue to acquire diverse staffing firms to augment our growth strategy. We made acquisitions with aggregate purchase prices of $7.8 million and $1.7 million for the Fiscal Years 2013 and 2012, respectively. We recorded additions to intangible assets excluding goodwill in the amount of $4.7 million and $1.6 million for the Fiscal Years 2013 and 2012, respectively. We recorded additions to goodwill in the amount of $4.2 million and $1.0 million for the Fiscal Years 2013 and 2012, respectively. During 2013, all of our strategic minor acquisitions, with the exception of FlexPlus, were made by TS Staffing. TS Staffing acquired certain asset and liabilities of: Personally Yours, Inc., which is based in Florida; Temploy, Inc., whose business is concentrated in Southern California; Personnel Solutions, Inc., which is based in Iowa; and Cameo Employment Services, Inc, which is based in California. Our CRS Group subsidiary acquired 100% of the outstanding stock of FlexPlus, whose business is based in the United Kingdom, as a wholly-owned subsidiary of CRS Group.
On May 7, 2013 our CRS Group subsidiary completed the Summit Acquisition from Tri-Tel, a related party that has been accounted for using Pooling-of-Interests in accordance with U.S. GAAP. Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $13.75 million, based upon independent valuation of our common stock and of Summit's business operations. Please see Related Party Transactions.
The foregoing acquisitions were not material to our financial condition or results of operations. Additionally, the pro-forma consolidated statements of income as if the results of these acquisitions had been included in our consolidated results for Fiscal Years ended January 3, 2014 and December 28, 2012, would not have been materially different from our reported consolidated statements of income for these periods.
5.    Concentrations of Credit Risk

At times, cash balances on deposit exceed federally insured limits; however, to date, we have not experienced any losses in such accounts and management believes that the risk of loss is negligible. With respect to accounts receivable, our concentration of credit risk is limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. We monitor our exposure to credit losses and maintain an allowance for anticipated losses. To reduce credit risk, we perform credit checks on our customers. No single customer accounted for more than 10% of revenue for the years ended January 3, 2014 and December 28, 2012.
6.    Accounts receivable

Our subsidiaries Accountabilities, CRD, Insurance Overload, ICG, Diamond Staffing, and TS Staffing are parties to account purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo, N.A., or Wells Fargo, pursuant to which, a maximum amount of $80.0 million of accounts receivable can be financed through Wells Fargo, or the Facility. The aggregate amount of trade receivables from the permanent placement business that CRD may fund through the Facility at any one time is $1.3 million. The Facility is personally guaranteed by our majority shareholder. The Facility allows for 90% of qualifying receivables be funded with certain exceptions related to permanent placement related receivables. The Facility allows for funding of 65% of qualifying receivable related to permanent placement. The Facility requires that our customers pay those receivables assigned to Wells Fargo directly to Wells Fargo. The risk of bad debt losses on assigned accounts receivables is retained by us and receivables funded which become greater than 90 days old (120 days for certain health-care related receivables), at Wells Fargo’s option, can be required to be removed from eligible receivables from our outstanding

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance. We pay Wells Fargo a fee for the funded balance outstanding daily at rate equal to an annual rate of the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum which is included in interest expense. The Facility calls for twice weekly net settlement of the additions, required reductions and customer repayments. In the event that our majority shareholder ceases to guarantee the Facility, the Facility may be closed. The Facility was extended June 20, 2014 to expire on June 30, 2015. Please see Subsequent Events.

Accountabilities participated in the Facility until June 13, 2011, when they entered into a similar two year receivable-backed credit facility with Amerisource Funding, Inc. (“Amerisource”) and ICG entered into a similar agreement on October 18, 2011. Accountabilities and ICG returned to participating in the Facility on June 13, 2013 and November 1, 2013, respectively.

During the Fiscal Year ended January 3, 2014, we re-evaluated the accounts receivable sale agreement in accordance with the accounting guidance and have concluded that the agreement should be treated as a financing arrangement for U.S. GAAP. Accordingly we record each cash amount advanced and repaid as an increase or decrease to Loan Payable respectively. We record customer payments made directly to the lender as a reduction in Accounts Receivable and Loan Payable.

Previously we recorded the agreement as sale of receivables. This resulted in an understatement of our assets and an understatement of our liabilities included in our Consolidated Balance Sheet as of December 28, 2012 by $68.8 million. The error had no impact on our Consolidated Statements of Operations for the year ended December 28, 2012. The Consolidated Balance Sheet as of December 28, 2012 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, net income or net cash flows for the year ended December 28, 2012. For further discussion please see note Prior Period Adjustments.

Fees charged under the Facility are included in interest expense in the accompanying Consolidated Statements of Operations and amounted to $3.6 million and $3.1 million for the Fiscal Years ended January 3, 2014 and December 28, 2012, respectively. Fees charged under Amerisource are included in interest expense in the accompanying Consolidated Statements of Operations and amounted to $0.7 million and $1.1 million for the Fiscal Years ended January 3, 2014 and December 28, 2012, respectively.
7.    Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of
	January 3,	December 28,
	2014	2012
		(Revised)
Furniture and fixtures	$1,310	$1,303
Office equipment	894	748
Computer equipment	609	238
Software	419	229
Leasehold improvements	179	1,022
	3,411	3,540
Less accumulated depreciation and amortization	(2,126)	(1,634)
	$1,285	$1,906

The December 28, 2012 balance was revised to include balances of the Summit Acquisition under the Pooling-of-Interest. We recorded depreciation expense for the Fiscal Years ended January 3, 2014 and December 28, 2012 of $0.7 million and $0.4 million, respectively.

8.	Intangible Assets and Goodwill

We performed our annual qualitative assessment for indicators of goodwill impairment as of October 1, 2013 and determined that no events existed or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on this assessment we determined that we were not required to perform a step one analysis. We continue to monitor for indicators of impairment and will evaluate our goodwill, indefinite lived intangibles, and long lived assets as conditions warrant.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We performed our annual assessment for goodwill impairment as of October 1, 2012 on a quantitative basis (also known as a step 1 analysis). As a result of our step 1 analysis, we determined that one of our units required a step 2 analysis. Upon completion of our step 2 analysis it was determined that our goodwill was not impaired.

We had an indicator of impairment in January 2012. In January 2012, a sales executive from ICG Inc. and 14 other sales, administration and operations personnel resigned from the Company and began operating a competing temporary placement firm. Based on the anticipated decrease in revenues in our ICG Inc. subsidiary, we evaluated our goodwill and long lived assets in accordance with the accounting guidance and recorded impairment of goodwill of $0.4 million for Fiscal Year 2012.

In Fiscal Year 2013, in order to enhance customer recognition of the scope of our services, we determined to transition the majority of our businesses to operate under the Corporate Resource Services brand. We determined that certain trade names would be phased out and therefore we have impaired the carrying value of certain of our trade names in the amount of $0.2 million. We also impaired the carrying value of a non-compete agreement by $0.1 million that was renegotiated for a shorter period of time.
The following tables summarize our intangible assets and their carrying values (in thousands):

	As of January 3, 2014
		Accumulated	Accumulated				Useful
	Gross	Impairment	Amortization	Adjustment	*	Net	Lives
Customer lists and relationships	$17,474	$—	$(10,056)	$92		$7,510	3 to 10 years
Backlog	338	—	(338)	—		—	6 to 10 years
Non-competition agreements	2,119	(112)	(1,722)	—		285	2 to 5 years
Trade name	1,040	(197)	(112)	20		751	20 years
Intellectual Property	466	—	(466)	—		—	5 years
Lease agreements	250	—	(250)	—		—	5 years
Total	$21,687	$(309)	$(12,944)	$112		$8,546
Goodwill	$19,622	$—		$60		$19,682	Indefinite Life
*Adjustments for the period consisted of changes in carrying value attributable to periodic foreign currency valuation adjustments.

	As of December 28, 2012 (Revised)
		Accumulated	Accumulated				Useful
	Gross	Impairment	Amortization	Adjustment	*	Net	Lives
Customer lists and relationships	$13,494	$—	$(9,123)	$—		$4,371	3 to 10 years
Backlog	338	—	(338)	—		—	6 to 10 years
Non-competition agreements	2,019	—	(1,589)	—		430	2 to 5 years
Trade name	424	—	(90)	—		334	20 years
Intellectual Property	466	—	(466)	—		—	5 years
Lease agreements	250	—	(249)	—		1	3 years
Total	$16,991	$—	$(11,855)	$—		$5,136
Goodwill	$15,817	$(408)		$—		$15,409	Indefinite life

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our changes in intangible assets, net (in thousands):

	As of December 28, 2012 (Revised)	Additions	Amortization	Adjustment	*	Impairments	As of January 3, 2014
Customer lists and relationships	$4,371	$3,980	$(933)	$92		$—	$7,510
Backlog	—	—	—	—		—	—
Non-competition agreements	430	100	(133)	—		(112)	285
Trade name	334	616	(22)	20		(197)	751
Intellectual Property	—	—	—	—		—	—
Lease agreements	1	—	(1)	—		—	—
Total	$5,136	$4,696	$(1,089)	$112		$(309)	$8,546
Goodwill (indefinite life)	$15,409	$4,213		$60		$—	$19,682

*	Adjustments for the period consisted of changes in carrying value attributable to periodic foreign currency valuation adjustments.

We recorded amortization expense of $1.1 million and $1.6 million for the Fiscal Years ended January 3, 2014 and December 28, 2012, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the Fiscal Year ending (in thousands):

January 2, 2015	$1,486
January 1, 2016	1,416
December 30, 2016	913
December 29, 2017	747
December 28, 2018	739
Thereafter	3,245
Total	$8,546
9.         Liabilities
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (in thousands)

	January 3,	December 28,
	2014	2012
		(Revised)
Accrued expenses	$440	$480
Accounts payable	2,128	2,122
Sales, use and other taxes	1,612	143
Customer deposits	205	215
Deferred revenue	348	314
Other	2,845	3,003
Total Accounts Payable and Accrued Liabilities	$7,578	$6,277
Borrowings Under Receivables-based Credit Facility
We have account purchase agreements that are treated for accounting purposes as a receivables-backed financing. Please see Accounts Receivable for details concerning the Facility.
Loan Payable – Related Party
We have historically relied on funding from related parties in order to meet our liquidity needs. Please see Related parties.
Long-Term Debt
In the course of various acquisitions, we issue debt to the sellers as part of the compensation. These obligations often do not have stated rates of interest and are payable in uneven payments or repayments dependent on sales. We have imputed an interest rate for these instruments based on discounted cash flow analysis. These obligations do not include obligations that are contingent on the acquisition reaching certain milestones. Please see Contingent Consideration for a review of those instruments.
Long-term debt at January 3, 2014 and December 28, 2012 consists of the following (in thousands, except payment amount):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instrument	Matures	Interest Rate		Payments required	Balance as of January 3, 2014	Short Term portion	Balance as of December 28, 2012	Short Term portion
							(Revised)
Instrument A	3/7/2014	5.4%	*	Lump sum payable March 7, 2015	$869	$385	$—	$—
Instrument B	11/12/2014	5.1%	*	Lump sum payable November 12, 2014	793	786	—	—
Instrument C	2/21/2014	3.5%	*	Lump sum $225,000 due on Feb 21, 2014 and on May 24, 2015	438	216	—	—
Instrument D	10/17/2015	10.8%	*	$100,000 semi-annual through October 17, 2015	353	166	—	—
Instrument E	1/1/2015	4.6%	*	$27,885 per month for 26 months commencing on December 1, 2012 to January 1, 2015	298	129	671	315
Instrument F	7/12/2018	10.0%		Due on demand any time through July 12, 2018	264	264	—	—
Instrument G	Variable	—%		$1.25 million payable in amounts equal to .75% of sales until liquidated	1	1	557	557
Instrument H**	1/31/2104	10.0%		Lump sum payable on January 31, 2014	1,600	1,600	—	—
Instrument I	12/31/2012	5.4%		11 payments of $11,363 per month through December 31, 2012	—	—	11	11
Other Instruments	Various	5.5%		Various	212	212	270	192
					$4,828	$3,759	$1,509	$1,075
* Imputed interest rate
* Classified as loan payable on the consolidated balance sheet
The aggregate amounts of long-term debt maturing after January 3, 2014 are as follows (in thousands):

Fiscal year ended:
1/2/2015	$3,759
1/1/2016	1,069
Total	$4,828

Contingent Consideration

In the course of various acquisitions, we assume certain obligation to the sellers as part of the purchase consideration. These obligations are not fixed in amount but rather are subject to acquisitions achieving certain results or reaching certain milestones. At the date of acquisition and at the end of each quarter, we estimated the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Business Combinations and in note Fair Value. We evaluated our outstanding contingent consideration at January 3, 2014 and December 28, 2012 and it consists of the following at fair value (in

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thousands):

Contingent Consideration	Matures	Payments Required	Balance as of January 3, 2014	Short Term Portion	Balance as of December 28, 2012	Short Term Portion
					(Revised)
Contingent Consideration A	9/7/2019	1.5% of sales of acquired business through 09/07/2013 and 1% of sales thereafter until September 07, 2019	$789	$179	$1,025	$308
Contingent Consideration B	9/26/2015	0.5% of revenues of acquired business up to $125 or through September 26, 2015, whichever occurs first	$125	$125	$229	$115
Contingent Consideration C	Perpetual	5.00% of revenue generated from a certain client in perpetuity	$2,359	$354	$—	$—
			$3,273	$658	$1,254	$423

10.    Fair Value Measurements

We categorize our liabilities recorded at fair value based upon the fair value hierarchy. The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented below may include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g. changes in historical company data) inputs.

The major category of liabilities measured on a recurring basis, at fair value, as of January 3, 2014 and December 28, 2012 are as follows (in thousands):

	As of January 3, 2014
	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$3,273	$3,273

	As of December, 28, 2012 (Revised)
	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$1,254	$1,254

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the amount in Level 3 for the Fiscal Year ended January 3, 2014 is as follows (in thousands):

Level 3
Balance as of December 28, 2012 (Revised)	$1,254
Addition	2,359
Payment	(489)
Fair value adjustment	149
Balance as of January 3, 2014	$3,273

A reconciliation of the amount in Level 3 for the Fiscal Year ended December 28, 2012 is as follows (in thousands):

Level 3
Balance as of December 30, 2011	$2,265
Addition	282
Payment	(491)
Fair value adjustment	(802)
Balance as of December 28, 2012 (Revised)	$1,254

We estimated the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Business Combinations. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in the guidance. We utilized discount rates for the time value of the contingent payments and we estimated probabilities related to the anticipated revenue- or gross margin-related contingent payments. These rates were determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The estimating of probabilities and discounts requires significant judgment and the results may vary materially from the estimates.

We measure certain assets for fair value on a non-recurring basis when there are indications of impairment. In Fiscal Years 2013 and 2012 we measured certain assets consistent with Level 3 measurement principles using an income approach based on a discounted cash flow model in order to determine the amount of impairment, if any. In Fiscal Year 2013 and Fiscal Year 2012, we recorded a $0.3 million and $0.4 million impairment and reduced the carrying value for the impaired assets by the same amount.

11. Accumulated Other Comprehensive Income
Beginning with our acquisition of FlexPlus in the United Kingdom in Fiscal Year 2013, we became subject to the guidance ASC 830 - Foreign Currency Matters. This requires us to translate our assets and liabilities from the functional currency, British Pounds, to reporting currency, which is United States Dollars. These translation adjustments are recorded as other comprehensive income and aggregated in accumulated other comprehensive income. We had no accumulated comprehensive income as of December 28, 2012.
The components of accumulated other comprehensive income are (in thousands):

As of January 3, 2014	Gross	Taxes	Net
Translation adjustments	$74	$—	$74
Accumulated other comprehensive income	$74	$—	$74

12.    Stock-Based Compensation
Compensation expense for stock options and warrants are determined based on the grant date fair value of the award calculated using the Black-Scholes options-pricing model. The assumptions used in the valuation model varied by grant date. The table below indicates the approximate values used to compute the price of the options and warrants:

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Year ended
	January 3, 2014	December 28, 2012
Expected life from the date of grant	5.0 to 6.0 years	5.5 years
Expected stock price volatility	50%	50%
Expected dividend yield	—	—
Risk-free interest rate	1.7% to 1.0%	0.7%
Estimated forfeiture rate	—%	—%
The expected life for granted stock options is based on observed historical exercise patterns of the previously granted options adjusted to reflect the change in vesting and expiration dates. The expected volatility is based on considerations of implied volatility from the historical volatility of our common stock and comparable companies. Since our current outstanding options were not issued pursuant to a plan and we do not have any historical indication that any of the holders of our options will cause their options to be forfeited, we could not estimate a forfeiture rate. Historically, we have not declared dividends in the past and we do not anticipate that any dividends will be declared, therefore we did not include expected dividends in our computation . The dividend yield is based on the historical dividend yield over the expected term of the options granted. The risk-free interest rate is based on the continuous compounded yield on U.S. Treasury Constant Maturity Rates with a remaining term equal to the expected term of the option.
Compensation expense for restricted stock units and unregistered common shares are measured using the grant-date fair value of the shares granted and is recognized on a straight-line basis over the required vesting period. For shares vesting immediately, compensation expense is recognized on the date of grant. Fair value is determined at current market price, and when applicable, at a discount from the current market price to reflect a lack of liquidity resulting from the equities being restricted and low trading volume in our stock.
Effective October 22, 2009, our Board of Directors terminated the Accountabilities Equity Incentive Plan (“the Plan”). As of December 28, 2012, in accordance with the terms of the Plan, all stock grants had vested.

We issued various unregistered securities to employees and consultants in Fiscal Years 2013 and 2012 that were not issued pursuant to a qualified plan. The following tables detail those issuances (in thousands):

2013 Grants
	Board Members		Executive Officers	Non-executive Officers	Consultants	Total
Options	2,000	*	3,825	75	—	5,900
Warrants	—		—	—	750	750
Common shares	60		220	280	—	560
* These 2,000 options were granted to our majority owner who is also a member of our board of directors.

2012 Grants
	Board Members	Executive Officers	Non-executive Officers	Consultants	Total
Options	—	—	—	1,000	1,000
Common shares - unregistered	—	300	230	2,000	2,530

On November 6, 2013, the shareholders approved the 2013 Incentive Award Plan (the "2013 Plan"). The 2013 Plan provides for grants of various types of awards that are designed to attract and retain highly qualified personnel who will contribute to the success of the Company and to provide incentives to participants in this 2013 Plan that are linked directly to increases in shareholder value which will therefore inure to the benefit of all shareholders of our Company. We intend to rely on a combination of multi-year performance awards, options and other stock-based awards for these purposes.

The 2013 Plan made 5,000,000 shares of our Common Stock available for awards. As of January 3, 2014, we have not issued any awards under the 2013 Plan. The 2013 Plan also permits performance-based 2013 awards paid under it to be tax deductible to us under Section 162(m) of the Internal Revenue Code of 1986, as amended, as "performance-based compensation".

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 6, 2013, our shareholders also approved the 2013 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to offer employees an opportunity to purchase stock directly from us at an attractive price, and align wealth creation opportunities with those of our stockholders. The ESPP is intended to broaden employee access to our common stock, by offering all employees of our Company and designated subsidiaries of our Company the opportunity to purchase shares of our common stock through a convenient payroll deduction. ESPP made 3,000,000 shares of our common stock available for purchase, subject to automatic annual increases. While approved, the ESPP was not available for employee participation as of January 3, 2014.

We had the following activity in options that are not subject to a plan for the Fiscal Years ended January 3, 2014 and December 28, 2012:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	50	0.66		2
Granted	1,000	0.44
Outstanding at December 28, 2012	1,050	0.45	10 years	—
Granted	5,900	0.62
Exercised	(50)	0.44
Cancelled	(50)	0.66
Outstanding at January 3, 2014	6,850	0.60	9 years	16,050

Warrants	Number of Warrants (in thousands)	Weighted- Average Exercise Price	Warrants Exercisable (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2011	—	—	—	—
Granted	—	—	—	—
Outstanding at December 28, 2012	—	—	—	—
Granted	750	1.00	—	1.00
Outstanding at January 3, 2014	750	1.00	—	1.00

Unregistered Common Stock	Unregistered Common Stock (in thousands)	Weighted Average Grant Price
Restricted shares at December 31, 2011	—	—
Granted	1,000.45
Vested	(250)	.45
Restricted shares at December 28, 2012	750.45
Granted	—	—
Vested	(750)	.45
Restricted shares at January 3, 2014	—	—

Unrestricted grants during the Fiscal Year ended December 28, 2012	1,530.41
Unrestricted grants during the Fiscal Year ended January 3, 2014	560	1.54

The following table details the amount of our compensation expense and remaining compensation expense related to our grants of options, warrants, and Restricted Share Units ("RSU"), which we expect to recognize over the next three years (in thousands):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Fiscal Year Ended January 3, 2014		For the Fiscal Year Ended December 28, 2012
	Compensation Expense	Remaining Expense	Compensation Expense	Remaining Expense
Options	$3,923	$11,201	$9	$216
Warrants	186	905	—	—
RSU	—	—	102	—
Common Shares	1,170	—	745	311
	$5,279	$12,106	$856	$527
13.    Income Taxes
The components of income tax expense (benefit) for the Fiscal Years 2013 and 2012 are as follows (in thousands):

	January 3, 2014	December 28, 2012
		(Revised)
Current expense:
Federal	$35	$40
State	339	164
Foreign	—	—
Current expense	374	204

Deferred expense (benefit):
Federal	227	267
State	17	47
Foreign	(6)	—
Deferred expense (benefit)	238	314
Total income tax expense(benefit)	$612	$518

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows (in thousands):

	January 3, 2014	December 28, 2012
		(Revised)
Tax computed at federal statutory rate	$1,152	$(415)
Increase (decrease) in income taxes resulting from:
State tax, net of U.S. federal tax	239	169
Permanent differences	267	38
Intangible amortization	—	313
Foreign tax rate differential on current income	4	—
Change in valuation allowance	(1,050)	413
Total income tax expense (benefit)	$612	$518

The components of deferred tax assets (liabilities) are as follows (in thousands):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 3, 2014	December 28, 2012
		(Revised)
Assets:
Allowance for doubtful accounts	$877	$1,255
Accrued bonus	123	—
Intangible assets	1,690	1,481
Stock based compensation	1,619	298
Federal net operating loss	—	1,916
State net operating loss	444	593
U.K. net operating loss	5	—
Transaction costs	122	107
Charitable contributions	—	7
Tax credits	49	238
Gross deferred tax assets	$4,929	$5,895

	January 3, 2014	December 28, 2012
		(Revised)
Liabilities:
Rents	$(6)	$(6)
Goodwill	(1,161)	(917)
U.K. intangibles and fixed assets	(724)	—
Depreciation	(130)	(51)
Gross deferred tax liabilities	(2,021)	(974)
Less: valuation allowance	(4,788)	(5,838)
Net deferred tax asset/(liability)	$(1,880)	$(917)

Net current deferred tax assets	29	33
Net long-term deferred tax assets	(29)	(33)
Net long-term deferred tax liabilities	(1,880)	(917)
Net deferred tax assets (liability)	$(1,880)	$(917)

Income before provision for income taxes by jurisdiction is as follows (in thousands):

	January 3, 2014	December 28, 2012
		(Revised)
U.S. income	$3,388	$(1,219)
Non-U.S. income (loss)	(30)	—
Total income before provision for income taxes	$3,358	$(1,219)

As of January 3, 2014 and December 28, 2012, we had approximately $2.0 million and $7.7 million, respectively, of federal net operating loss carry forwards ("NOLs") available to offset future taxable income which begin to expire in 2031. As of January 3, 2014 and December 28, 2012, we had approximately $7.6 million and $20.0 million, respectively, of state NOLs which begin to expire in 2031.

We have not provided for U.S. federal income taxes on undistributed earnings from non-U.S. subsidiaries as of January 4, 2014 because such earnings are intended to be reinvested indefinitely outside of the United States. If in the future we decide to repatriate such foreign earnings, we would incur incremental U.S. federal and state income tax. However, our intent is to keep

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these funds indefinitely reinvested outside of the United States and not to repatriate them to fund our U.S. operations. To date, results related to these operations have been insignificant.

As of January 3, 2014 and December 28, 2012, we maintained a valuation allowance of $4.8 million and $5.8 million, respectively, against our deferred tax assets. In assessing the realizability of deferred tax assets, we assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Based on our assessment, we have provided a full valuation allowance against our net deferred tax assets as it is not more likely than not that the assets will be utilized.

We recorded our unrecognized tax benefits as a reduction of deferred tax assets on the accompanying consolidated balance sheets. The aggregate changes in the balance of our gross unrecognized tax benefits for the years ended January 3, 2014 and December 28, 2012 are as follows (in thousands):

	January 3, 2014	December 28, 2012
		(Revised)
Gross unrecognized tax benefits as of beginning of period	$838	$810
Increases based on tax positions related to the current year	—	28
Total gross unrecognized tax benefits as of end of period	$838	$838

As of January 3, 2014, there were no unrecognized benefits that would affect our effective tax rate, if recognized.

We recognize accrued interest and penalties, if any, related to uncertain tax positions through income tax expense. We did not recognize any interest and penalties for the years ended January 3, 2014 and December 28, 2012. We do not anticipate any material changes in these reserves in the next 12 months. Our federal income tax returns for the 2002 through 2012 tax years remain open to examination by the IRS. In addition, our state income tax returns for the 2002 through 2012 tax years also remain open to examination by state taxing authorities.

14. Reconciliation of earning per share

Diluted loss per share for Fiscal Year 2012 is not computed because any potential common shares would reduce the reported loss per share and, therefore, have an anti-dilutive effect. Such potential additional shares of Common Stock are included in the computation of diluted earnings per share for Fiscal Year 2013. The following table sets forth the computation of basic and diluted per share information (amounts in thousands):

	Years Ended
	January 3,	December 28,
	2014	2012
Denominator:
Weighted average shares of common stock outstanding	159,283	148,377
Dilutive effect of options, stock warrants, and restricted stock	3,234	—
Weighted average shares of common stock outstanding, assuming dilution	162,517	148,377

Basic income (loss) per common share is computed using the basic weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the basic weighted average number of common shares and common equivalent shares outstanding during the period. For the Fiscal Year 2012, the effect of approximately 0.8 million common equivalent shares were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss sustained during the period.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Disclosure of Cash Flow Information

	For the Fiscal Year ended
	January 3,	December 28,
	2014	2012
Cash paid for interest	4,102	2,939
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Conversion of loans payable to related party to unregistered common shares	—	14,100
Assets acquired for issuance of debt	160	802
Contingent consideration assumed in acquisition	2,359	282
Deferred acquisition consideration at fair value	2,777	—

16.    Prior Period Adjustments (unaudited)

We have revised certain prior period amounts and presentations to reflect our change in fiscal year end and to reflect the correction of certain errors. In particular:

•
During the fiscal year ended January 3, 2014, we identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 by $74.8 million and $68.8 million, respectively. The error had no impact on our Consolidated Statement of Operations for the nine months ended October 4, 2013, nor for the fiscal year ended December 28, 2012. The Consolidated Balance Sheet as of December 28, 2012 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, net income or net changes in cash for the nine months ended October 4, 2013 and the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expense included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012 by approximately $3.3 million and $0.2 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues or net change in cash for the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified an error in our accounting for deferred tax liabilities relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $1.1 million and $0.9 million, respectively. The error also understated our deferred income tax provision included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 and Fiscal Year ended December 28, 2012 by approximately $0.2 million and $0.3 million, respectively. The Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the Fiscal Year ended December 28, 2012.

•
During the fiscal year ended January 3, 2014, we also identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, other liabilities and business combinations that resulted in an understatement of assets included in our Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $0.5 million and $0.7 million, respectively. These errors also overstated our operating income, taxable income and net income included in our Consolidated Statement of Operations for the nine months ended October 4, 2013 by $0.1 million, $0.2 million and $0.2 million, respectively, overstated our operating income in our Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 by $0.7 million, and understated our taxable income and net income included in our Consolidated Statement of Operations for the Fiscal Year ended December 28, 2012 by$0.5 million and $0.4 million, respectively. The Consolidated Statement

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Operations for the Fiscal Year ended December 28, 2012 and the Consolidating Balance Sheet as of December 28, 2012 included herein have been revised to correct these errors.

•
During the fiscal year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC, our joint venture in retail energy, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our financial statements for each of the first three quarters of 2013. While the Consolidated Balance sheet as of January 3, 2014 and the Consolidated Statement of Operations for the year ended January 3, 2014, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and report the loss for Abest as a loss on equity investment.

The impact of the revisions on the consolidated balance sheets and consolidated statements of income by quarter is outlined in the tables below. The corrections had no impact on our compliance with any contractual obligations.

The following tables presents selected balance sheet data by fiscal quarter as previously reported compared to revised amounts for the previously disclosed changes, excluding any effect for Pooling-of-Interest related to our Summit acquisition (in thousands) (unaudited):

	As of
	March 30, 2012		June 29, 2012		September 28, 2012		December 28, 2012
	As Previously Reported (1)	As Revised*	As Previously Reported (2)	As Revised*	As Previously Reported (3)	As Revised*	As Previously Reported (4)	As Revised*
Current assets	$21,941	$70,466	$23,166	$71,575	$30,422	$92,276	$27,954	$96,519
Total assets	39,370	86,957	39,656	87,711	48,280	110,336	50,747	119,049
Current liabilities	19,490	68,602	22,566	70,588	31,030	90,940	27,309	95,708
Total liabilities	21,337	70,442	24,067	73,442	33,541	96,973	29,219	99,209
Owner's equity	18,033	16,515	15,589	14,269	14,739	13,363	21,528	19,840
Total liabilities and owner's equity	$39,370	$86,957	$39,656	$87,711	$48,280	$110,336	$50,747	$119,049

	As of
	April 5, 2013		July 5, 2013		October 4, 2013
	As Previously Reported (5)	As Revised*	As Previously Reported (6)	As Revised	As Previously Reported (7)	As Revised
Current assets	$33,921	$101,701	$35,148	$107,866	$39,874	$113,401
Total assets	59,017	126,438	59,855	132,712	66,328	140,308
Current liabilities	35,016	104,881	34,691	109,985	37,109	113,522
Total liabilities	37,560	106,805	36,993	111,951	39,368	115,497
Owner's equity	21,457	19,633	22,862	20,761	26,960	24,811
Total liabilities and owner's equity	$59,017	$126,438	$59,855	$132,712	$66,328	$140,308
* The revised amounts do not reflect the effect of the Summit Acquisition Pooling-of-Interest

The following tables presents a condensed Consolidated Statements of Operations per fiscal quarter as previously reported compared to revised amounts for the previously disclosed changes (in thousands) (unaudited):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal quarter ending
	March 30, 2012		June 29, 2012		September 28, 2012		December 28, 2012
	As Previously Reported (5)	As Revised*	As Previously Reported (6)	As Revised*	As Previously Reported (7)	As Revised*	As Previously Reported (4)	As Revised*
Revenue	$144,678	$144,678	$154,082	$154,082	$180,409	$180,409	$200,158	$200,181
Cost of revenue	128,381	128,381	135,540	135,540	158,832	158,832	176,824	176,781
Gross margin	16,297	16,297	18,542	18,542	21,577	21,577	23,334	23,400
Selling, general, administrative and other expenses	18,068	18,654	19,258	20,203	18,899	20,245	19,816	21,732
Net income (loss) before income taxes	(2,743)	(2,590)	(2,231)	(1,661)	1,392	1,332	2,007	1,668
Income tax benefit(provision)	—	124	—	(349)	—	(45)	—	(158)
Net Income (loss)	$(2,743)	$(2,466)	$(2,231)	$(2,010)	$1,392	$1,287	$2,007	$1,510

	For the fiscal quarter ending
	April 5, 2013		July 5, 2013		October 4, 2013
	As Previously Reported (5)	As Revised*	As Previously Reported (6)	As Revised	As Previously Reported (7)	As Revised
Revenue	$194,218	$194,218	$199,195	$199,126	$208,957	$208,637
Cost of revenue	172,569	172,569	176,169	176,106	183,040	182,680
Gross margin	21,649	21,649	23,026	23,020	25,917	25,957
Selling, general, administrative and other expenses	20,249	21,980	19,199	21,703	20,184	24,176
Net income before income taxes	37	(331)	1,956	1,317	4,284	1,781
Income tax benefit(provision)	82	(48)	71	(62)	113	(78)
Net Income	$119	$(379)	$2,027	$1,255	$4,397	$1,703
* The revised amounts do not reflect the effect of the Summit Acquisition Pooling-of-Interest

1	on our Form 10-Q for the fiscal quarter ended March 30, 2012
2	on our Form 10-Q for the fiscal quarter ended June 29, 2012
3	on our Form 10-Q for the fiscal quarter ended September 28, 2012
4	on our Form 10-QT for the fiscal quarter ended December 28, 2012
5	on our Form 10-Q for the fiscal quarter ended April 5, 2013
6	on our Form 10-Q for the fiscal quarter ended July 5, 2013
7	on our Form 10-Q for the fiscal quarter ended October 4, 2013

17.    Commitments and Contingencies
Lease Commitments
We have operating leases, primarily for office premises. The following table is a schedule by Fiscal Year of future minimum lease commitments under operating leases as of January 3, 2014 (in thousands):

Fiscal year ending:
January 2, 2015	$2,275
January 1, 2016	1,317
December 30, 2016	282
December 29, 2017	74
December 28, 2018	17
Thereafter	—
Total	$3,965

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Fiscal Years 2013 and 2012 we recorded $3.9 million and $4.0 million in rent expense, respectively.
In addition to operating lease agreements, we have entered into non-cancelable contract obligations totaling $0.4 million. These obligations primarily relate to various on-line job search engines. See the Debt and Related Party footnotes to these consolidated financial statements for additional commitments.
Employment Agreements
We have employment agreements with certain key members of management, requiring mutual termination notice periods. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.
Legal Proceedings

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business, including those related to payroll and various employment related matters, typically alleging employment discrimination, labor law and wage and hour violations or enforcing the restrictive covenants in our employment agreements. While there is no expectation that any of these matters will have a material adverse effect on our results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and we are not able to reasonably predict if any matter will be resolved in a manner that is materially adverse to us.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Subsequent Events
Staff Management Group, LLC
On January 31, 2014 we closed an asset purchase agreement to acquire Staff Management Group, LLC of New Jersey ("SMG"), a staffing company engaged in the business of providing temporary employment services and related support services in New Jersey and Pennsylvania.
We paid the following consideration (in thousands)(unaudited):

January 31, 2014
Cash*	$5,000
Fair value of promissory note (par value of $5,000)	4,751
Total purchase price	$9,751
* Paid with proceeds from borrowings from related parties.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the tangible and intangible assets acquired. The amounts below are preliminary and are subject to change (in thousands)(unaudited):

January 31, 2014
Property and equipment	$16
Customer relationships	6,276
Assembled workforce	515
Non-compete agreement	1,121
Goodwill	1,823
Total purchase price	$9,751
In accordance with the accounting guidance, we are required to provide estimated pro-forma revenue and income (loss) from continuing operations before income taxes as if SMG had been included in our consolidated results as of December 31, 2011 and after applying our accounting policies to material amounts and also adjusting the results of SMG to reflect the additional amortization that would have been expensed assuming the fair value adjustments to intangible assets had been applied on December 31, 2011. As of the date of this report, we did not have sufficient information to be able to present the required pro-forma disclosure or historical financial information. We expect to file the required disclosures on a Form 8-K as soon as such information becomes available to us.
Alar Staffing Corp.
On February 10, 2014 we closed an asset purchase agreement to acquire Alar Staffing Corp. of Southern California ("Alar"), a staffing company engaged in the business of providing temporary employment services and related support services.
We paid the following consideration (in thousands) (unaudited):

February 10, 2014
Cash*	$1,000
Fair value of subsequent payments	1,768
Total purchase price	$2,768
* Paid with proceeds from borrowings from related parties.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the tangible and intangible assets acquired. The amounts below are preliminary and are subject to change (in thousands)(unaudited):

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 10, 2014
Property and equipment	$70
Sales Representative Network	1,565
Goodwill	1,133
Total purchase price	$2,768
In accordance with the accounting guidance, we are required to provide estimated pro-forma revenue and income (loss) from continuing operations before income taxes as if Alar had been included in our consolidated results as of December 31, 2011 and after applying our accounting policies to material amounts and also adjusting the results of Alar to reflect the additional amortization that would have been expensed assuming the fair value adjustments to intangible assets had been applied on December 31, 2011. As of the date of this report, we did not have sufficient information to be able to present the required pro-forma disclosure or historical financial information.
Nationwide Security Services, Inc.
On February 28, 2014 we closed an asset purchase agreement to acquire Nationwide Screening Services, Inc. of New Jersey ("NSS"), a company engaged in the business of providing background checks for potential hires within the United States. The company was previously headquartered in Farmingdale, NY.
We paid the following consideration (in thousands)(unaudited):

February 28, 2014
Fair value of contingent consideration	1,644
Total purchase price	$1,644
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the tangible and intangible assets acquired. The amounts below are preliminary and are subject to change (in thousands)(unaudited):

February 28, 2014
Unidentifiable intangible assets	1,644
Total purchase price	$1,644
In accordance with the accounting guidance, we are required to provide estimated pro-forma revenue and income (loss) from continuing operations before income taxes as if NSS had been included in our consolidated results as of December 31, 2011 and after applying our accounting policies to material amounts and also adjusting the results of NSS to reflect the additional amortization that would have been expensed assuming the fair value adjustments to intangible assets had been applied on December 31, 2011. As of the date of this report, we did not have sufficient information to be able to present the required pro-forma disclosure or historical financial information.
Wells Fargo Bank, National Association Agreement
On June 20, 2014 Corporate Resource Services, Inc. and its associated entities (Accountabilities, Inc,; Diamond Staffing Services, Inc.; Insurance Overload Services, Inc.; TS Staffing Services, Inc.; Corporate Resource Development Inc.; and Integrated Consulting Group, Inc.) each executed an amendment to their Account Purchase Agreement with Wells Fargo (the "Agreements") that effectively extends the term of the existing Agreements through June 30, 2015, provides for an aggregate of $80 million in financing of receivables at an annual rate equal to LIBOR plus 4.25% to 6.17%, establishes financial covenants and milestones for the Company to maintain, and provides for other fees over the course of the term.
The amounts owed to Tri-State are related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. On June 20, 2014, as required by Wells Fargo, Tri-State agreed that they would not demand payment of the outstanding balance on the related party loans payable of at least $15 million for a period of at least one year. Other than the $15 million amount, for a period of at least one year, the related party loans are due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 27, 2013, our Audit Committee dismissed Rosen Seymour Shapss Martin & Company LLP (“RSSM”) as our independent registered public accounting firm.

The reports of RSSM on the financial statements for the years ended December 28, 2012, September 28, 2012 and September 30, 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Fiscal Years ended September 28, 2012 and September 30, 2011 and through December 27, 2013, there were no: (i) disagreements with RSSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RSSM, would have caused them to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years; or (ii) “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. A letter from RSSM addressed to the Commission agreeing with the above statements was filed as Exhibit 16.1 to our Form 8-K filed with the Commission on January 3, 2014.

Also on December 27, 2013, our Audit Committee engaged Crowe Horwath LLP (“Crowe Horwath”) as our independent registered public accounting firm effective as of January 3, 2014 , the date Crowe Horwath completed its client acceptance procedures and formally accepted the Registrant as a client.

ITEM 9A.	CONTROLS AND PROCEDURES

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of January 3, 2014.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 3, 2014 because of the material weaknesses set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the Fiscal Year ended January 3, 2014. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of January 3, 2014 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of January 3, 2014:

•	Financial Accounting and Reporting

Management identified that we had: inadequate controls over journal entries and approvals; had inadequate account reconciliation controls; lacked sufficient personnel with knowledge, experience, and training in U.S. GAAP; lacked a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures; and lacked effective controls over the period-end financial close and reporting processes. The foregoing weaknesses resulted in actual or potential misstatements in many accounts including: accounts receivable; equity based compensation; equity method intangible assets including goodwill; and provision for income taxes. Based on the nature of noted deficiencies, management concluded that each of these deficiencies resulted in a reasonable possibility that a material misstatement in our interim our annual financial statements would not be prevented or detected on a timely basis, and as such, each of these constitutes a material weakness.

•	Information Technology General Controls

Management identified a number of deficiencies related to the design, implementation and effectiveness of certain information technology general controls, including segregation of duties, user access, change management, data back-ups, and hardware security, some of which have a direct impact on our financial reporting. Based on the nature and interrelationship of the noted deficiencies, management concluded that these deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, constitutes a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

Our management performed extensive procedures designed to ensure the reliability of our financial reporting. In addition to other internal processes undertaken, procedures performed included, but were not limited to the following actions: (a) dedicating significant resources, including the engagement of subject matter specialists to support management in its efforts to complete our financial filings and (b) performing extensive, substantive reviews of our accounting for revenue recognition, cost of revenue, income and expense classification, stock compensation, and tax provisions.

While there were no changes made to our internal control over financial reporting from October 4, 2013 through January 3, 2014, our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. Some of the proposed improvements include: the development of new or improved policies and procedures; the hiring of additional personnel in areas that the current personnel do not have sufficient knowledge and experience; implement training procedures on U.S. GAAP and the revised policies and procedures; and strengthening general controls around our information technology systems.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS

Our Board of Directors is presently composed of eight members, John Messina, James Altucher, Karen Amato, Joseph Cassera, Robert Cassera, Thomas Clarke, Jr., James Foley and Larry Melby. Mr. Messina serves as Chairman of the Board of Directors.

Our Board of Directors has determined that Ms. Amato and Messrs. Clarke and Melby are “independent” as that term is defined under the applicable rules and regulations of the SEC. There are no family relationships between any director and an executive officer except that Messrs. John Cassera and Robert Cassera are brothers.

Information about the Directors

In accordance with our By-Laws, each member of our Board of Directors holds office until the next annual meeting of stockholders. At each annual general meeting of stockholders, the successors to our directors will be elected to serve until the next annual meeting or until their successors are duly elected and qualified. Set forth below is information regarding our current directors:

Name	Age	Position	Director Since
John Messina	47	President, Chief Executive Officer and Chairman	2007
Joseph Cassera	54	Director	2009
Robert Cassera	51	Director	2009
James Altucher	45	Director	2012
James Foley	52	Director	2012
Karen Amato	48	Director	2013
Thomas J. Clarke, Jr.	57	Director	2013
Larry Melby	53	Director	2013

Business Experience and Qualifications of Directors

John Messina was appointed President in March 2009, Chairman of the Board on May 21, 2012 and Chief Executive Officer on October 10, 2012. Mr. Messina joined the Board in April 2007 and has served as Executive Vice President of Tri-State Employment Services, Inc., or TSE, since January 1998.  Mr. Messina has been employed by TSE since 1997. Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses. Mr. Messina brings extensive experience in temporary staffing services, as well as executive management and entrepreneurial experience to our Company.

James Altucher was named to the Board on September 13, 2012 and brings a wide range of investment experience to our Company.  He was the founder of Stockpickr LLC and served as its Chief Executive Officer from June 2006 to April 2007 when it was acquired by TheStreet.com (NASDAQ: TST), where Mr. Altucher remained through March 2009.  From March 2009 to September 2010, he was a member of the Board of Directors of Bit.ly, Inc., a URL shortening and bookmarking service, and has served on the Board of Directors of Optimal, Inc., a social meeting advertising and analytics platform, since November 2012.  In addition, Mr. Altucher was a managing partner at Formula Capital Management LLC, an alternative asset management firm that runs a fund of hedge funds, from November 2004 to January 2010. He also is a columnist for the Financial Times as well as other blogs and publications and the author of the New York Times' bestseller "Choose yourself", "Trade Like a Hedge Fund", "Trade Like Warren Buffett" and "SuperCa$h." Previously, Mr. Altucher was a managing partner at technology venture capital firm 212 Ventures and was the founder of Vaultus and Reset Inc. He holds a bachelor's degree from Cornell and was a doctoral candidate at Carnegie Mellon University.

Karen Amato was named to the Board on August 8, 2013 and brings a wide range of accounting and auditing experience to our Company.  A former partner at the Big Four accounting firm KPMG, Karen has had an extensive career in public accounting, servicing clients ranging from large public companies to smaller private entities and in a variety of industries. After leaving KPMG in September 2011 after twenty-three years, Ms. Amato has been providing consulting services since February 2012, advising on accounting and SEC requirements. She is a member of the Board of Governors of the Long Island Chapter of the Institute of Internal Auditors and was named one of the Top 50 Women in Business by the Long Island Business News in 2010. Ms. Amato received her Bachelor Degree from Hofstra University and is a Certified Public Accountant licensed in New York.

Joseph Cassera has served as a Director since September 2009. Mr. Cassera has served as Vice President of Operations of TSE since January 2001. Prior to joining TSE, Mr. Cassera served as the Senior Network Administrator overseeing information technology operations and other wide area network activities for Siemens AG from 1986 to September 2001. Mr. Cassera brings extensive experience in temporary staffing and information technology to our Company.

Robert Cassera has served as a Director since February 2009. Mr. Cassera is the founder, sole owner, and has been the president and director of TSE since 1993. TSE itself and through several wholly-owned subsidiaries, including TSE-PEO, Inc. and TS Employment, Inc., primarily offers professional employer organization related services to privately-held and public companies, as well as to other professional employer organizations. Mr. Cassera brings extensive entrepreneurial, temporary staffing and management experience to our Company.

Thomas J. Clarke, Jr. has served as a Director since April 2013.  Mr. Clarke serves as the Chief Executive Officer of Weiss Group, LLC, a leading provider of independent research, since July 2010. From 1999 through 2009, he served as Chief Executive Officer of TheStreet.com, Inc., (NASDAQ:TST) a financial media company. From 2002 through 2008, Mr. Clarke also served as Chairman of TheStreet.com. From 1998 through 1999, he served as President of Thomson Financial Investor Relations, following the acquisition of Technimetrics, Inc. by Thomson Financial. From 1984 through 1998, Mr. Clarke served in executive positions of increasing responsibility at Technimetrics, a global information company, rising to Chief Executive Officer from 1992 through the company's sale in 1998. From 1980 through 1984, he served as Operations Manager for McAuto Systems Group, Incorporated, a Medicaid billing processor. Mr. Clarke currently serves on the Board of Reis, Inc. (NASDAQ:REIS), a provider of commercial real estate information and analysis. He is also a mentor to students at Columbia University involved in the Executive Masters Program focusing on technology. Mr. Clarke received a B.S. degree in marketing from St. John’s University and an M.B.A. degree from Hofstra University. Mr. Clarke brings extensive management and public company experience to our Company.

James Foley was named to the Board on May 21, 2012.  Mr. Foley has been Chief Operating Officer of TSE since 1997 (as well as Chief Financial Officer from 1997 to 2004) and consults with the Board on insurance and operational matters as well as assisting our management team in acquisitions and other valuations.  Prior to joining TSE, Mr. Foley was a Financial Risk Manager in the Treasury Department of Chase Manhattan Bank, N.A. Mr. Foley has a B.A. in Economics from Wagner College. Mr. Foley brings extensive knowledge and risk management experience to our Company.

Larry Melby was elected to the Board on February 5, 2013. Mr. Melby has, since September 2009, held the position of Chief Executive Officer of Select Specialty Hospital in Lake Worth, Florida. Previously, and from May 2003 until July 2008, he was the Chief Executive Officer of Town and Country Hospital in Tampa. From September 2001 until March 2003 he served as Chief executive officer of the Hollywood Medical Center of Hollywood, Florida. Mr. Melby was instrumental in establishing these facilities as healthcare leaders in South Florida.  Mr. Melby also served as CEO of HCA Grant Center Hospital and HCA Deering Hospital, both in Miami.  Mr. Melby has held other executive positions such as Chief Operating Officer for University Hospital in Tamarac, Florida and CEO of the Charter Hospital of Miami. Throughout Mr. Melby’s career, he has earned leadership roles with major national healthcare organizations like Tenet, HCA, Columbia and IASIS. Mr. Melby brings extensive managerial experience and knowledge of the health care industry to our Company.

Committees of the Board of Directors

In May 2008, the Board assumed the responsibilities of the audit committee after the departure of the independent directors that served on the Board and the audit committee. In 2012, our Board of Directors did not operate through committees.  In April 2013, with the appointment of a third independent director, we had a sufficient number of directors to form an audit committee. With the appointment of Ms. Amato to the Board, we now have an audit committee that is in compliance with the requirements of the NASDAQ Stock Market, Inc. Marketplace Rules and the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee of the Board of Directors is comprised of Ms. Amato, who serves as chairperson, Mr. Clarke and Mr. Melby.  The Board of Directors has determined that all of the Audit Committee members are independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities and Exchange Act of 1934.  The Board of Directors has also determined that Mr. Axelrod is an Audit Committee Financial Expert as that term is defined in rules issued pursuant to the Sarbanes-Oxley Act of 2002.

We do not have a compensation committee or nominating committee as we are deemed to be a “controlled company,” which is defined to be a company with more than 50% of the voting power for the election of directors held by an individual, a group or another company.

Director Qualifications

The Board evaluates each individual in the context of the membership of the Board as a group, with the objective of having a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of background and experience in the various areas. Each director should be an individual of high character and integrity. In determining whether to recommend a director for re-election, the Board also considers the director’s past attendance at meetings, participation in and contributions to the activities of the Board and the Company and other qualifications and characteristics.

Each director must ensure that other existing and anticipated future commitments do not materially interfere with the members’ service as a director. Any employee director must submit his or her offer of resignation from the Board in writing upon termination of employment with the Company.

Communications with the Board of Directors

Stockholders may communicate with our Board of Directors at the following address:

The Board of Directors
c/o Gina L. Russo, Secretary
160 Broadway, 13th Floor,
New York, New York 10038

Communications are distributed to the Board of Directors or to any individual director, as appropriate, depending on the facts and circumstances outlined in the communication. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any non-management director upon request.

Code of Conduct

We have adopted a Code of Business Conduct that applies to all of our directors, executive officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. We have posted our Code of Conduct on our website at www.crsco.com and will post on our website any subsequent amendments thereto (other than technical, administrative or non-substantive amendments) and any waivers of provisions contained in our Code of Conduct for directors, executive officers or employees.

Board Leadership and Role in Risk Oversight

We believe that our Board provides strong overall management of the Company. The Board of Directors believes that Mr. Messina’s service as Board Chair, President and Chief Executive Officer is appropriate and is in the best interests of the Board, the Company and its stockholders.  Mr. Messina was appointed President in March 2009, Chairman of the Board on May 21, 2012 and Chief Executive Officer on October 10, 2012. He brings valuable insight given his tenure with us, as well as his knowledge of our industry.

Our Board of Directors as a whole has responsibility for risk oversight. The oversight responsibility of the Board is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks.

Involvement in Legal Proceedings
To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in one of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of our equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Director Compensation

Until recently, we did not have a compensation policy for our Board members and they did not receive compensation for their service on the Board in 2012.  Beginning in 2013 we began to issue on an annual basis, 20,000 restricted shares of our Common Stock to each of our independent directors as compensation for their services.  We did not have any equity compensation plan for our directors or executive officers in Fiscal Year 2012.

Executive Officers

Each officer serves at the discretion of our Board of Directors and holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our executive officers.  Set forth below is information regarding our executive and certain key officers as of January 3, 2014.

Name	Age	Position
John Messina	47	President, Chief Executive Officer and Chairman
Michael J. Golde	45	Chief Financial Officer and Treasurer
Mark S. Levine	53	Chief Operating Officer
Gina L. Russo, Esq.	30	Secretary
Frank Vaccaro	57	President of Sales

John Messina was appointed President in March 2009, Chairman of the Board on May 21, 2012 and Chief Executive Officer on October 10, 2012. Mr. Messina joined the Board in April 2007 and has served as Executive Vice President of TSE since January 1998.  Mr. Messina has been employed by TSE since 1997. Prior to joining TSE, Mr. Messina worked in the transportation industry and has been an entrepreneur in several small businesses. Mr. Messina brings extensive experience in temporary staffing services, as well as executive management and entrepreneurial experience to our Company.

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

Mark S. Levine has served as Chief Operating Officer of our Accountabilities subsidiary since February 2007 and became the Company’s Chief Operating Officer on May 21, 2012. From 2001 until joining the Company, he served as Executive Vice President of Accretive Solutions, Inc., a professional staffing services firm. From 1997 until 2001, he was Chief Marketing Officer of Stratus Services Group, Inc., a national staffing firm. From 1995 until 1997, Mr. Levine was Regional Vice President of CoReStaff Services, Inc., a staffing services provider. From 1993 until 1995, Mr. Levine was employed in various capacities by Norrell Services, including Regional Vice President. Mr. Levine brings his extensive experience in the temporary staffing industry and management to the Company.

Gina L. Russo, Esq. was appointed Secretary on October 10, 2012 and is an attorney duly admitted in New York and New Jersey. She specializes in corporate law and labor and employment law. Ms. Russo joined TSE in 2007 and has served as Assistant General Counsel to Tri-State since May 2008. She received a Bachelor of Arts from Marist College and a Juris Doctor from Brooklyn Law.

Frank Vaccaro was appointed President of Sales on January 31, 2011.  Mr. Vaccaro previously served as the Chief Executive Officer and President of Diamond Staffing Services Inc.(which entity was acquired by the Company on January 31, 2011) since January 2009, and in February 2010 was appointed as the Company’s Senior Vice President of Sales, a position that he filled in a part-time capacity. From 2003 through December 2008, Mr. Vaccaro was President and the primary shareholder of a national staffing company, also named Diamond Staffing Services Inc.

ITEM 11.       EXECUTIVE COMPENSATION

Employment Arrangements
John P. Messina, President, Chief Executive Officer and Chairman

Mr. John P. Messina did not have an employment contract in 2012.  For 2012, Mr. Messina received annual compensation of $140,000. Mr. Messina also received health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical. We entered into an employment contract with Mr. Messina on September 23, 2013. The employment agreement provides for a term of employment of one year with automatic one year renewals. During the term of the agreement, Mr. Messina will receive an annual salary of $208,000, which the Company may increase at its discretion and he will be eligible to receive a discretionary bonus, based on his performance if and when determined by our Board of Directors.  Mr. Messina also receives health benefits, a monthly membership for a health and fitness facility as well as a complete annual physical.  In addition, the amount of severance compensation that would be payable to Mr. Messina in the event of the termination of his employment without cause would be equal to one year’s salary.
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

Summary Compensation Table
The following table sets forth information concerning the total compensation awarded to, earned by or paid during the Fiscal Years ended January 3, 2014 and December 28, 2012 to our Chief Executive Officer, and our two next most highly compensated executive officers, whom we sometimes refer to herein as the “Named Officers”.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Deferred Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
John P.	2013	$208,000	(1)	$—	$—	$5,647,884	$—	$—	$—	$5,855,884
Messina
Chief	2012	192,000		—	—	—	—	—	—	192,000
Executive
Officer,
President and
Chairman

Frank	2013	629,808		—	—	1,647,083	—	—	108,530	2,385,421
Vaccaro
President of	2012	750,000		—	—	—	—	—	99,451	849,451
Sales

Mark S.	2013	300,000		—	—	1,270,774	—	—	43,590	1,614,364
Levine
Chief	2012	300,000		—	128,400	—	—	—	29,732	458,132
Operating
Officer
(1)  Beginning on January 1, 2012 Mr. Messina began receiving compensation from the Company in addition to his salary from TSE.
(2)  Represents automobile lease payments and health, life and disability insurance premiums paid by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the named Executive Officers as of January 3, 2014:

OUTSTANDING EQUITY AWARDS
	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John	7/18/13	—	2,000,000	—	$0.65	1/31/23			$—	$—
Messina

Frank	7/18/13	625,000	—	—	0.65	1/31/23			—	—
Vaccaro

Mark	7/18/13	—	450,000	—	0.65	1/31/23			—	—
Levine

Compensation of Our Board of Directors
The members of the Board did not receive any compensation for such service during Fiscal Year 2012. Beginning in Fiscal Year 2013 we began to issue on an annual basis, 20,000 restricted shares of our Common Stock to each of our independent directors as compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 3, 2014 with respect to our Common Stock that is beneficially owned by (i) each director and executive officer, (ii) each person known to us to beneficially own more than five percent of the shares of Common Stock, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the mailing address for each person listed in the table is 160 Broadway, 13th Floor, New York, NY 10038.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares (1)

John Messina	320,300		*
Michael J. Golde	205,050	(2)	*
Frank Vaccaro	1,380,050	(3)	*
Mark Levine	1,062,550	(4)	*
Gina L. Russo	250		*
James Altucher	3,000,000	(5)	1.9%
Karen Amato	20,000		*
Joseph Cassera	300		*
Robert Cassera	141,647,354	(6)	89.1%
Thomas J. Clarke, Jr	20,000		*
James Foley	300		*
Larry Melby	28,726		*
All Executives Officers and Directors as a Group (12 persons)	147,684,880		92.9%
 * Less than 1%

(1)
Percentages are based on 158,015,295 shares of Common Stock outstanding as of January 3, 2014.  Additionally, options to purchase 1,825,000 shares of Common Stock that have vested or will vest within the next 60 days (see notes (2), (3) and (4)) have been included the calculation of the Company’s total number of shares of Common Stock for those applicable individuals and the group total.

(2)	Includes vested options to purchase up to 200,000 shares of Common Stock exercisable through January 31, 2023, but as to which shares Mr. Golde disclaims beneficial ownership.

(3)
Includes vested options to purchase up to 625,000 shares of Common Stock exercisable through January 31, 2023 and 5,000 shares of Common Stock owned by an adult that lives in Mr. Vaccaro’s household, but as to which shares he disclaims beneficial ownership.

(4)	Includes 50,000 shares of Common Stock owned by two children who live in Mr. Levine’s household, but as to which shares he disclaims beneficial ownership.

(5)
Pursuant to a Business Advisory Consulting Agreement our Company entered into on October 11, 2012 with Spruce Goose, Inc., an affiliate of Mr. Altucher, we: (a) issued 1,000,000 shares of Common Stock ; (b) undertook to issue an additional 100,000 shares of Common Stock each month from January through October 2013 all of which have been vested and issued as of January 3, 2014 have been included in Mr. Altucher’s beneficial ownership, but as to which he disclaims beneficial ownership; and (c) issued options to purchase up to 1,000,000 additional shares of Common Stock, vesting in monthly increments over 12 months, and exercisable through January 31, 2023, all of which have vested as January 3, 2014 included in Mr. Altucher’s beneficial ownership, but as to which he disclaims beneficial ownership.

(6)	Includes 47,806,743 shares of Common Stock held of record by TSE and 21,000,000 shares of Common Stock issued to Tri-Tel Communications, Inc.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We entered into a Master Service Agreement with Tri-State's affiliates TS Employment and TSE-PEO on August 27, 2010. These agreements provide for the provision of professional employer services for the Company and its subsidiaries. The majority shareholder of the Company who, with Tri-State and its wholly-owned affiliates, is beneficial owner of approximately 89.1% of our outstanding common stock as of the date hereof.

Tri-State provides professional employer services to us as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers' compensation insurance coverage, customer invoicing and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for accrued wages and related obligations provided by Tri-State was $9.4 million and $9.6 million as of January 3, 2014 and December 28, 2012, respectively.
We are charged an amount equal to the actual wages and associated payroll taxes for the employee plus an agreed upon rate for workers' compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the Fiscal Years 2013 and 2012 was $717.2 million and $596.2 million, respectively. Tri-State charges us their current market rate for services, which is consistent with the amounts that it charges its other customers with its affiliate Group of PEOs.
The amounts owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments, and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. We recognized $1.7 million and $0.9 million of related party interest expense for Fiscal Years 2013 and 2012, respectively.
On March 30, 2012, we entered into an agreement to convert $12.0 million of the loan payable to Tri-State into 25,962,788 shares of common stock, at a value per share of $0.4622 Additionally, on July 31, 2012, we and Tri-State agreed to convert an additional $2.1 million of the loan into 4,543,488 shares of common stock, at a value per share of $0.4622. These conversions are reflected in the loan payable - related party balance, after giving effect to the conversions noted above as of January 3, 2014 and December 28, 2012.
On May 7, 2013, our wholly owned subsidiary, CRS Group, Inc. (the “CRS Group”) acquired certain assets and assumed certain liabilities of the Summit Software Division ("Summit") of Tri-Tel Communications, Inc., a related party under common control (the "Summit Acquisition"). Accordingly, in accordance with ASC Topic 805, with respect to business combinations for transactions between entities under common control, the merger has been accounted for using Pooling-of-Interest with no adjustment to the historical basis of the assets and liabilities of CRS Group or Summit. Summit financial position and results of operations have therefore been included in all periods presented as if we had been combined at all times the entities were under common control. Pursuant to the terms of the agreement, we acquired certain assets and assumed certain liabilities in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, based upon an independent valuation.
The following table provides data with respect to the largest aggregate balances, year ending balances, net proceeds paid and interest paid under our related party loans (amounts in thousands, except for interest rates):

Related Party Liabilities	Fiscal Year Ended January 3, 2014				Fiscal Year ending December 28, 2012				Interest Rate
	Largest Aggregate Balance	Ending Balance	Net Proceeds (Principal Paid)	Interest Paid	Largest Aggregate Balance	Ending Balance	Net Proceeds (Principal Paid)	Interest Paid
Accrued wages and related party obligations - due to related party	$15,959	$9,499	$(165,127)	N/A	$15,167	$9,649	$(141,052)	N/A	N/A
Current portion of related party long-term debt	750	—	(750)	N/A	750	750	—	N/A	N/A
Loan payable - related party	13,589	12,730	(762,749)	1,693	16,068	15,748	(646,024)	861	12%

Director Independence

Our Board of Directors has determined that Ms. Amato and Messrs. Clarke and Melby are “independent” as that term is defined under the applicable rules and regulations of the SEC. There are no family relationships between any director and an executive officer except that Messrs. John Cassera and Robert Cassera are brothers.
ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for Professional Services Rendered, Accrued for or Billed by Our Independent Registered Public Accountants

Our financial statements for Fiscal Year 2012 have been audited by Rosen Seymour Shapss Martin and Company LLP, an independent registered public accounting firm. On December 27, 2013, our Audit Committee replaced Rosen Seymour Shapss Martin & Company LLP as our independent registered public accounting firm and engaged Crowe Horwath LLP as our independent registered public accounting firm effective January 3, 2014. Our financial statements for Fiscal Year 2013 have been audited by Crowe Horwath LLP.

The following table sets forth the aggregate fees billed to us for the Fiscal Years ended January 3, 2014 and December 28, 2012 by our independent auditors for such Fiscal Years (in thousands):

	for the Fiscal Year ended
	January 3, 2014	December 28, 2012
Audit Fees	$1,893	$241
Audit-Related Fees	80	59
Tax Fees	158	73
All Other Fees	2	11
Total	$2,133	$384

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings.  The Board has considered whether provision of the non-audit services described above is compatible with maintaining the independent auditors’ independence and has determined that such services did not adversely affect their independence.

PART IV
ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)            Financial Statements.
The index of the financial statements filed herewith is presented on page 25.
 (b)            Exhibit Index.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.	10-Q	2.4	February 16, 2011

2.2	Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.	10-Q	2.5	February 16, 2011

2.3	Acquisition and Share Exchange Agreement dated as of November 21, 2011 by and among Corporate Resource Services, Inc. TS Staffing Services, Inc., and Mr. Robert Cassera.	8-K	2.1	November 25, 2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	A	October 8, 2013

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	February 24, 2010

10.1*	2013 Equity Incentive Plan of the Registrant.	DEF14A	B	October 8, 2013

10.2*	2013 Employee Stock Purchase Plan of the Registrant.	DEF14A	C	October 8, 2013

10.3	Registration Rights Agreement dated as of August 27, 2010 by and between Corporate Resource Services, Inc. and TS Staffing Corp.	8-K	10.1	September 1, 2010

10.4	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TSE-PEO, Inc.	8-K	10.1	September 2, 2010

10.5	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TS Employment, Inc.	8-K	10.2	September 2, 2010

10.6*	Employment Agreement, dated as of January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro.	8-K	10.1	February 1, 2011

10.7*	Employment Agreement, dated January 30, 2007, by and between Accountabilities, Inc. and Mark Levine.	10-K	10.4	December 28, 2011

10.8*	Executive Employment Agreement dated as of January 30, 2012 and Amendment to Executive Employment Agreement dated as of May 21, 2012, by and between Corporate Resource Services, Inc. and Michael J. Golde.	8-K	10.1	May 22, 2012

10.9	Account Purchase Agreement, dated August 27, 2010 between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	September 1, 2010

10.10	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	10-K	10.21	December 21, 2012

10.11	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	April 23, 2012

10.12	Third Amendment to Account Purchase Agreement dated October 1, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	June 21, 2013

10.13	Fourth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.7	June 21, 2013

10.14	Fifth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	September 17, 2013
10.15	Tenth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	June 26, 2014

10.16	Account Purchase Agreement, dated November 2, 2010, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	November 5, 2010

10.17	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	10-K	10.24	December 21, 2012

10.18	Second Amendment to Account Purchase Agreement dated January 1, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	10-K	10.25	December 21, 2012

10.19	Third Amendment to Account Purchase Agreement dated March 29, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	April 23, 2012

10.20	Fourth Amendment to Account Purchase Agreement dated October 1, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	June 21, 2013

10.21	Fifth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.8	June 21, 2013

10.22	Sixth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	September 17, 2013
10.23	Eleventh Amendment to Account Purchase Agreement dated June 20, 2014, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	June 26, 2014

10.24	Account Purchase Agreement, dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc.	8-K	10.1	February 1, 2011

10.25	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	10-K	10.27	December 21, 2011

10.26	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	April 23, 2012

10.27	Third Amendment to Account Purchase Agreement dated October 1, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.5	June 21, 2013

10.28	Fourth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.9	June 21, 2013

10.29	Fifth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	September 17, 2013
10.30	Tenth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	June 26, 2014

10.31	Amended and Restated Account Purchase Agreement dated November 21, 2011, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	November 25, 2011

10.32	First Amendment to Account Purchase Agreement dated March 29, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	April 23, 2012

10.33	Second Amendment to Account Purchase Agreement dated October 1, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.6	June 21, 2013

10.34	Third Amendment to Account Purchase Agreement dated June 13, 2013, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.10	June 21, 2013

10.35	Fourth Amendment to Account Purchase Agreement dated August 27, 2013, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	September 17, 2013
10.36	Ninth Amendment to Account Purchase Agreement dated June 20, 2014, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	June 26, 2014

10.37	Account Purchase Agreement dated June 13, 2013 by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	June 21, 2013

10.38	Amendment to Account Purchase Agreement and other Documents dated June 13, 2013 by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	June 21, 2013

10.39	First Amendment to Account Purchase Agreement dated August 27, 2013, by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.5	September 17, 2013
10.40	Continuing Guaranty, dated June 13, 2013, executed by Accountabilities, Inc. in favor of Wells Fargo Bank, National Association.	8-K	10.11	June 21, 2013
10.41	Sixth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Accountabilities, Inc. and Wells Fargo Bank, National Association..	8-K	10.5	June 26, 2014

10.42	Conversion Agreement dated March 30, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.	10-K/A	10.31	May 7, 2013

10.43	Amended and Restated Commission Agreement, dated August 24, 2013 by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc.	8-K	10.32	May 7, 2013
10.44	Account Purchase Agreement dated November 1, 2013, by and between Integrated Consulting Group, Inc. and Wells Fargo Bank, National Association	8-K	10.6	June 26, 2014
10.45	Fourth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Integrated Consulting Group, Inc.. and Wells Fargo Bank, National Association.	8-K	10.7	June 26, 2014

10.46	Conversion Agreement dated July 31, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.	8-K	10.33	May 7, 2013

10.47	Acquisition and Share Exchange Agreement dated as of November 21, 2011 by and among Corporate Resource Services, Inc. TS Staffing Services, Inc., and Mr. Robert Cassera.	8-K	2.1	November 25, 2011

10.48	Asset Purchase Agreement dated as of May 7, 2013, by and among Tri-Tel Communications, Inc., the CRS Group, Inc, and Corporate Resource Services Inc.	8-K/A	2.1	July 19, 2013

10.49	Asset Purchase Agreement dated as of January 31, 2014, by and between Staff Management Group, LLC and Diamond Staffing Services, Inc.	8-K/A	2.1	February 14, 2014

10.50*	Employment Agreement, dated as of January 23, 2013, by and between Corporate Resource Services, Inc. and John Messina.	8-K	10.1	October 4, 2013

10.51*	Option held by Michael J. Golde to purchase common shares of Corporate Resource Services, Inc.	8-K	10.1	June 26, 2013

21.1**	Subsidiaries of Corporate Resource Services, Inc.

23.1**	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of Rosen Seymour Shapss Martin & Company LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.PRE	XBRL Presentation

101.CAL	XBRL Calculation

101.DEF	XBRL Definition
*    Compensation agreement
**     Filed herewith electronically.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

By:	/s/ John P. Messina, Sr.
John P. Messina, Sr.
Chief Executive Officer

Date:	June 30, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Messina, Sr.	Chief Executive Officer, President and Chairman	June 30, 2014
John P. Messina, Sr.	(Principal Executive Officer)

/s/ Michael J. Golde	Chief Financial Officer and Treasurer	June 30, 2014
Michael J. Golde	(Principal Financial and Accounting Officer)

/s/ Joseph Cassera	Director	June 30, 2014
Joseph Cassera

/s/ Robert Cassera	Director	June 30, 2014
Robert Cassera

/s/ James Altucher	Director	June 30, 2014
James Altucher

/s/ James Foley	Director	June 30, 2014
James Foley

/s/ James Foley	Director	June 30, 2014
Karen Amato

/s/ Thomas J. Clarke, Jr.	Director	June 30, 2014
Thomas J. Clarke, Jr.

/s/ Larry Melby	Director	June 30, 2014
Larry Melby

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Exhibit	Filing Date/ Period End Date

2.1	Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.	10-Q	2.4	February 16, 2011

2.2	Amendment No. 1, dated as of January 28, 2011, to the Agreement and Plan of Merger, dated as of January 10, 2011 by and among TS Staffing Corp., Tri-Diamond Staffing Inc., Diamond Staffing, Inc., Corporate Resource Services, Inc. and Diamond Staffing Services, Inc.	10-Q	2.5	February 16, 2011

2.3	Acquisition and Share Exchange Agreement dated as of November 21, 2011 by and among Corporate Resource Services, Inc. TS Staffing Services, Inc., and Mr. Robert Cassera.	8-K	2.1	November 25, 2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	DEF14A	A	October 8, 2013

3.2	Amended and Restated By-Laws of the Registrant.	8-K	3.2	February 24, 2010

10.1*	2013 Equity Incentive Plan of the Registrant.	DEF14A	B	October 8, 2013

10.2*	2013 Employee Stock Purchase Plan of the Registrant.	DEF14A	C	October 8, 2013

10.3	Registration Rights Agreement dated as of August 27, 2010 by and between Corporate Resource Services, Inc. and TS Staffing Corp.	8-K	10.1	September 1, 2010

10.4	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TSE-PEO, Inc.	8-K	10.1	September 2, 2010

10.5	Master Services Agreement (PEO Services) dated August 27, 2010 by and between Corporate Resource Services, Inc. and TS Employment, Inc.	8-K	10.2	September 2, 2010

10.6*	Employment Agreement, dated as of January 31, 2011, by and between Corporate Resource Services, Inc. and Frank Vaccaro.	8-K	10.1	February 1, 2011

10.7*	Employment Agreement, dated January 30, 2007, by and between Accountabilities, Inc. and Mark Levine.	10-K	10.4	December 28, 2011

10.8*	Executive Employment Agreement dated as of January 30, 2012 and Amendment to Executive Employment Agreement dated as of May 21, 2012, by and between Corporate Resource Services, Inc. and Michael J. Golde.	8-K	10.1	May 22, 2012

10.9	Account Purchase Agreement, dated August 27, 2010 between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	September 1, 2010

10.10	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	10-K	10.21	December 21, 2012

10.11	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	April 23, 2012

10.12	Third Amendment to Account Purchase Agreement dated October 1, 2012, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	June 21, 2013

10.13	Fourth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.7	June 21, 2013

10.14	Fifth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	September 17, 2013
10.15	Tenth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Insurance Overload Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	June 26, 2014

10.16	Account Purchase Agreement, dated November 2, 2010, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	November 5, 2010

10.17	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	10-K	10.24	December 21, 2012

10.18	Second Amendment to Account Purchase Agreement dated January 1, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	10-K	10.25	December 21, 2012

10.19	Third Amendment to Account Purchase Agreement dated March 29, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	April 23, 2012

10.20	Fourth Amendment to Account Purchase Agreement dated October 1, 2012, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	June 21, 2013

10.21	Fifth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.8	June 21, 2013

10.22	Sixth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	September 17, 2013
10.23	Eleventh Amendment to Account Purchase Agreement dated June 20, 2014, by and between Corporate Resource Development, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	June 26, 2014

10.24	Account Purchase Agreement, dated as of January 31, 2011, between Wells Fargo Bank, National Association and Diamond Staffing Services, Inc.	8-K	10.1	February 1, 2011

10.25	First Amendment to Account Purchase Agreement dated November 21, 2011, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	10-K	10.27	December 21, 2011

10.26	Second Amendment to Account Purchase Agreement dated March 29, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	April 23, 2012

10.27	Third Amendment to Account Purchase Agreement dated October 1, 2012, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.5	June 21, 2013

10.28	Fourth Amendment to Account Purchase Agreement dated June 13, 2013, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.9	June 21, 2013

10.29	Fifth Amendment to Account Purchase Agreement dated August 27, 2013, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	September 17, 2013
10.30	Tenth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Diamond Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.3	June 26, 2014

10.31	Amended and Restated Account Purchase Agreement dated November 21, 2011, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	November 25, 2011

10.32	First Amendment to Account Purchase Agreement dated March 29, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	April 23, 2012

10.33	Second Amendment to Account Purchase Agreement dated October 1, 2012, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.6	June 21, 2013

10.34	Third Amendment to Account Purchase Agreement dated June 13, 2013, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.10	June 21, 2013

10.35	Fourth Amendment to Account Purchase Agreement dated August 27, 2013, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	September 17, 2013
10.36	Ninth Amendment to Account Purchase Agreement dated June 20, 2014, by and between TS Staffing Services, Inc. and Wells Fargo Bank, National Association.	8-K	10.4	June 26, 2014

10.37	Account Purchase Agreement dated June 13, 2013 by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	June 21, 2013

10.38	Amendment to Account Purchase Agreement and other Documents dated June 13, 2013 by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.2	June 21, 2013

10.39	First Amendment to Account Purchase Agreement dated August 27, 2013, by and between Accountabilities, Inc. and Wells Fargo Bank, National Association.	8-K	10.5	September 17, 2013
10.40	Continuing Guaranty, dated June 13, 2013, executed by Accountabilities, Inc. in favor of Wells Fargo Bank, National Association.	8-K	10.11	June 21, 2013
10.41	Sixth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Accountabilities, Inc. and Wells Fargo Bank, National Association..	8-K	10.5	June 26, 2014

10.42	Conversion Agreement dated March 30, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.	10-K/A	10.31	May 7, 2013

10.43	Amended and Restated Commission Agreement, dated August 24, 2013 by and among The Tuttle Agency, Inc., Segue Search of New Jersey Inc., Tuttle Agency of New Jersey, Inc., Tuttle Specialty Services Inc., Rosenthal & Rosenthal, Inc., Integrated Consulting Group, Inc. and Tri-State Employment Services, Inc.	8-K	10.32	May 7, 2013
10.44	Account Purchase Agreement dated November 1, 2013, by and between Integrated Consulting Group, Inc. and Wells Fargo Bank, National Association	8-K	10.6	June 26, 2014

10.45	Fourth Amendment to Account Purchase Agreement dated June 20, 2014, by and between Integrated Consulting Group, Inc.. and Wells Fargo Bank, National Association.	8-K	10.7	June 26, 2014

10.46	Conversion Agreement dated July 31, 2012, by and between Corporate Resource Services, Inc., its subsidiaries and TS Employment, Inc.	8-K	10.33	May 7, 2013

10.47	Acquisition and Share Exchange Agreement dated as of November 21, 2011 by and among Corporate Resource Services, Inc. TS Staffing Services, Inc., and Mr. Robert Cassera.	8-K	2.1	November 25, 2011

10.48	Asset Purchase Agreement dated as of May 7, 2013, by and among Tri-Tel Communications, Inc., the CRS Group, Inc, and Corporate Resource Services Inc.	8-K/A	2.1	July 19, 2013

10.49	Asset Purchase Agreement dated as of January 31, 2014, by and between Staff Management Group, LLC and Diamond Staffing Services, Inc.	8-K/A	2.1	February 14, 2014

10.50*	Employment Agreement, dated as of January 23, 2013, by and between Corporate Resource Services, Inc. and John Messina.	8-K	10.1	October 4, 2013

10.51*	Option held by Michael J. Golde to purchase common shares of Corporate Resource Services, Inc.	8-K	10.1	June 26, 2013

21.1**	Subsidiaries of Corporate Resource Services, Inc.

23.1**	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of Rosen Seymour Shapss Martin & Company LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance	**

101.XSD	XBRL Schema	**

101.PRE	XBRL Presentation	**

101.CAL	XBRL Calculation	**

101.DEF	XBRL Definition	**
*    Compensation agreement
**     Filed herewith electronically.