Form 10-Q
period 2014-04-04
Corporate Resource Services, Inc.
filed 2014-08-20
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-36060

(Exact name of Registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

160 Broadway, 13th Floor

New York, New York 10038

(Address of principal executive offices)

(646) 443-2380

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐
Non - accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of Common Stock, $.0001 par value, outstanding as of August 18, 2014 was 158,015,000.

Safe Harbor Statement

Certain statements in this Quarterly Report, excluding those statements that relate purely to historical information, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Forward-looking statements include, without limitation, statements relating to plans, objectives, goals, strategies and future events or performance, as well as the assumptions upon which such statements are based. The words “expect”, “estimate”, “anticipate”, “believe”, “intend”, “project”, “strategy”, “future”, “opportunity”, “plan”, “may”, “should”, “will”, “would”, “will be”, “will continue”, “will likely result” and similar expressions or phrases are generally intended to identify forward-looking statements. Such statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.

Our business involves a number of risks, many of which are beyond our control. The risks and uncertainties set forth in “Part II. Item 1A. Risk Factors” of our Form 10-K filed on July 1, 2014 and those described below, if any, could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, our management believes that those set forth are the more significant risks and uncertainties.

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

In addition, we make available, on our website at http://www.crsco.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

1

Corporate Resource Services, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	As of April 4, 2014	As of January 3, 2014
	(unaudited)
ASSETS
Current assets
Cash	$179	$32
Accounts receivable, net of allowance for doubtful accounts of $3,365 and $2,291 as of April 4, 2014 and January 3, 2014, respectively	96,525	96,739
Unbilled receivables	17,513	10,815
Related party receivable	1,411	2,335
Other current assets	1,479	1,220
Total current assets	117,107	111,141
Equity investment	3,920	1,952
Property and equipment, net	1,340	1,285
Intangible assets, net	16,651	8,546
Goodwill	24,647	19,682
Other assets	449	520
Total assets	$164,114	$143,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,287	$7,578
Accrued wages and related obligations - due to related party	17,418	9,449
Borrowings under receivables-based credit facility	69,788	73,460
Long-term debt - related party	11,691	748
Loan payable	1,600	1,600
Deferred income tax liability	92	-
Contingent consideration	792	658
Long-term debt	4,715	2,159
Total current liabilities	114,383	95,652
Long-term debt, net of current portion	3,744	1,069
Long-term debt - related party, net of current portion	15,000	15,000
Contingent consideration, net of current portion	3,819	2,615
Deferred income tax liability	2,065	1,880
Other liabilities	53	36
Total liabilities	139,064	116,252

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 225,000 shares authorized and 158,015 shares issued and outstanding as of April 4, 2014 and January 3, 2014.	16	16
Additional paid-in capital	32,994	31,760
Retained earnings (accumulated deficit)	(8,023)	(4,976)
Accumulated other comprehensive income	63	74
Total stockholders' equity	25,050	26,874
Total liabilities and stockholders' equity	$164,114	$143,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Fiscal Quarter ended
	April 4, 2014	April 5, 2013
	(unaudited)	(revised and unaudited)
Revenues	$218,390	$194,197
Revenues from related parties	20	20
Total Revenue	218,410	194,217
Direct cost of producing revenues purchased from related parties	194,182	172,298
Direct cost of producing revenues	155	271
Total Direct cost of producing revenues	194,337	172,569
Gross profit	24,073	21,648
Selling, general and administrative expenses purchased from related parties	12,948	14,286
Selling, general and administrative expenses	9,162	5,247
Non-cash equity compensation	1,234	324
Depreciation and amortization	1,144	391
Income (loss) from operations	(415)	1,400
Interest expense	(980)	(1,166)
Interest expense – related party	(691)	(359)
Gain (loss) from equity investments	(522)	(164)
Change in contingent consideration	(380)	(41)
Other income (expense)	(41)	-

Income (loss) before benefit from (provision for) income taxes	(3,029)	(330)
Benefit from (provision for) income taxes	(18)	(48)
Net income (loss)	$(3,047)	$(378)

Total net income (loss) per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)
Weighted average shares outstanding:
Basic	158,015	159,433
Diluted	158,015	159,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)

(amounts in thousands)

	For the Fiscal Quarter ended
	April 4, 2014	April 5, 2013
	(unaudited)	(revised and unaudited)
Net income (loss)	(3,047)	(378)
Foreign currency translation adjustment	(11)	-
Comprehensive income (loss)	$(3,058)	$(378)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Fiscal Quarter ended
	April 4, 2014	April 5, 2013
	(unaudited)	(revised and unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,047)	$(378)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,144	391
Bad debt expense	1,094	-
Non-cash stock-based compensation	1,234	324
Accrued interest on outstanding loans	83	-
Change in fair value of contingent consideration	380	41
Loss on equity investment	522	164
Deferred tax liabilities	71	45
Deferred rent	17	7
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(7,580)	(5,111)
Prepaid expenses	(260)	(429)
Other assets	71	(129)
Accrued wages and related obligations - due related party	7,969	3,802
Accounts payable and accrued liabilities	724	(1,417)
Net cash used in operating activities	2,422	(2,690)

Cash flows from investing activities:
Purchase of property and equipment	(537)	(259)
Equity investment	(2,490)	(196)
Cash paid for business combinations	(6,000)	(675)
Net cash used in investing activities	(9,027)	(1,130)

Cash flows from financing activities:
Principal payments on long-term debt	(1,373)	(792)
Short term borrowings	-	650
Loan payable - related party - net	11,867	3,776
Payments on asset-based facility - net	(3,672)	387
Payments on Contingent Consideration	(86)	(109)
Net cash provided by financing activities	6,736	3,912
Foreign currency exchange rate effect on cash flows	16	-
Net change in cash	147	92
Cash at beginning of period	32	154
Cash at end of period	179	246

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	892	1,166
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Financing on ALAR & SMG acquisitions	6,519	-
Assets acquired for issuance of debt	-	72

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Description of the Company and its Business

Corporate Resource Services, Inc. (together with its consolidated subsidiaries, “Corporate Resource Services", "CRS", the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a diversified technology, staffing, recruiting and consulting services firm. We provide cloud-based enterprise applications and hosting services to PEO and staffing companies, as well as diversified staffing, recruiting and consulting services. The Company offers trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial Work. Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analysis and productivity/occupational engineering studies.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year

The 2014 fiscal year is a 52 week Fiscal Year (“Fiscal Year 2014”) with four fiscal quarters of thirteen weeks each ended on April 4, July 4, October 2 and January 2, 2015. The 2013 fiscal year was a 53 week Fiscal Year (“Fiscal Year 2013”) with the first fiscal quarter of fourteen weeeks ended on April 5 and three fiscal quarters of thirteen weeks each ended on July 5, October 4 and January 3, 2014 (each a “Fiscal Quarter”).

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”). We have revised certain prior period presentations to reflect the correction of certain errors. In particular:

-	During the fiscal year ended January 3, 2014, we identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Consolidated Balance Sheet as of April 5, 2013 and December 28, 2012 by $69.1 million and $68.8 million, respectively. The error had no impact on our Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013. Accordingly, the correction had no impact on revenues, operating income, taxable income, net income or net changes in cash for the Fiscal Quarter ended April 5, 2013.

-	During the fiscal year ended January 3, 2014, we also identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expenses included in our Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 by approximately $0.3 million. The Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 included herein has been revised to correct this error. The correction had no impact on revenues or net change in cash for the Fiscal Quarter ended April 5, 2013.

-	During the fiscal year ended January 3, 2014, we also identified an error in our accounting for deferred tax liabilities relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Condensed Consolidated Balance Sheet as of April 5, 2013 and December 28, 2012 of $1.0 million and $0.9 million, respectively. The error also understated our deferred income tax provision included in our Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 by approximately $0.1 million. The Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the Fiscal Quarter ended April 5, 2013.

-	During the fiscal year ended January 3, 2014, we also identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, other liabilities and business combinations that resulted in an overstatement of assets included in our Condensed Consolidated Balance Sheet as of April 5, 2013 of $1.7 million and an understatement of assets included in our Condensed Consolidated Balance Sheet as of December 28, 2012 of $0.7 million. These errors also understated our operating income included in our Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 by $7,000 and overstated our taxable income and net income included in our Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 by $61,000 each. The Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 5, 2013 included herein has been revised to correct these errors.

-	During the fiscal year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC (“Abest”), our joint venture in retail energy, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our financial statements as of and for the Fiscal Quarter ended April 5, 2013. While the Condensed Consolidated Balance Sheets as of January 3, 2014 and April 4, 2014 and the Condensed Consolidated Statement of Operations for the Fiscal Quarter ended April 4, 2014 and April 5, 2013, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and report the loss for Abest as a loss on equity investment.

The corrections of these errors had no impact on our compliance with any contractual obligations.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

We have ownership and other interests in various entities, including corporations, partnerships and limited liability companies. For each such entity, we evaluate our ownership and other interests to determine whether we should consolidate the entity or account for our ownership interest as an investment. As part of our evaluation, we initially determine whether the entity is a variable interest entity ("VIE") and, if so, whether we are the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately fewer voting rights. We consolidate VIEs for which we are the primary beneficiary, regardless of our ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb gains or losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We periodically make judgments in determining whether entities in which we invest are VIEs. If so, we then make judgments to determine whether we are the primary beneficiary and are thus required to consolidate the entity.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) asset impairments; (3) depreciable and amortizable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test; and (8) the estimate of income taxes. Actual results could significantly differ from those estimates.

Per Share Information

We present both basic and diluted earnings per share amounts (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects any potential dilution that could occur if securities or other contracts to issue common stock, such as options and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then would have shared in earnings. During any period in which we report a loss, we do not adjust the number of shares outstanding for potentially dilutive securities for dividing into the net loss, since such adjustment would be anti-dilutive.

The following table sets forth the reconciliation of basic and diluted shares (amounts in thousands):

	For the Fiscal Quarter ended
	April 4, 2014	April 5, 2013
		(Revised)
Basic weighted average shares of common stock outstanding	158,015	159,433
Dilutive effect of stock options and warrants	-	-
Diluted weighted average shares of common stock outstanding	158,015	159,433

Basic income (loss) per common share is computed using the basic weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using the diluted weighted average number of common shares which include any common equivalent shares calculated to be outstanding during the period. For the Fiscal Quarter ended April 4, 2014 and April 5, 2013, the effect of approximately 4.8 million and 0.3 million common equivalent shares, respectively, were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss sustained during the period.

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

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

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

Software Systems

Revenue primarily relates to sales of staffing support software systems and enhancements to existing systems. These arrangements generally contain multiple elements including software development and customization, sale of software licenses, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenue is recognized under these arrangements following the revenue recognition accounting guidance primarily related to software transactions and multiple element arrangements. To date, the revenue recorded for software or related services under this accounting treatment has been minimal.

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

Cash

We consider cash on hand and deposits in banks as cash. At times, cash balances on deposit exceed federally insured limits; however, to date, we have not experienced any losses in such accounts and management believes that the risk of loss is negligible.

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to selling, general and administrative (“SG&A”) expenses for the portion of the adjustment relating to uncollectible accounts receivable.

We fund our accounts receivable via a receivables-backed credit facility (the "Facility") with a financial institution. We receive 90% of the face value of qualified receivables as defined in the Facility. Since we retain risk of loss on the receivables, the agreement provides that receivables that are older than 90 days (120 days in certain categories of receivables) cease to be qualified at the discretion of the financial institution. In most cases, our customer pays the financial institution directly for the receivables under the Facility. The Facility calls for net settlement twice weekly. Additionally, the Facility is guaranteed by our majority shareholder. We record each cash amount advanced and repaid as an increase or decrease to the Facility respectively. We record customer payments made directly to the lender as a reduction in Accounts receivable and the Facility.

Our concentration of credit risk is limited due to the large number of customers comprising our customer base and their dispersion across different business and geographic areas. We monitor our exposure to credit losses and maintain an allowance for anticipated losses. To reduce credit risk, we perform credit checks on all our customers.

Related Party

We have significant transactions with our majority shareholder who is the beneficial owner of approximately 80% and 90% of our outstanding shares of common stock as of April 4, 2014 and January 3, 2014, respectively, and had the ability to exercise control over us.

We classify assets and liabilities to related parties on our Condensed Consolidated Balance Sheet as follows:

•	Related party receivable represent amounts due from a related party.
•	Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.
•	Long-term debt - related party represents the amount due for long-term borrowings from a related party that is considered a current liability.
•	Long-term debt - related party, net of current portion represents the total amount due for long-term borrowings from a related party less the current portion of the debt.

We classify revenue and expenses from related parties in our Condensed Consolidated Statements of Operations as follows:

•	Revenues from related parties are revenues for sales of services and software to related parties.
•	Direct cost of producing revenues purchased from related parties are PEO fees and reimbursements for our staffing service provided by related parties.
•	Selling, general and administrative expenses - related parties represents PEO fees for selling, general and administrative expenses incurred on our behalf.
•	Interest expense - related party is interest expense incurred for related party loans and advances.

In addition, we had related party transactions involving acquisitions and debt extinguishment in exchange for our common stock. Please see Related Party Transactions.

Equity-Based Compensation

We grant equity-based awards, such as stock options and restricted stock or restricted stock units, to certain key employees and consultants to create a clear and meaningful alignment between compensation and shareholder return and to enable the employees and consultants to develop and maintain a stock ownership position. While the majority of our equity awards feature time-based vesting, performance-based equity awards, which are awarded from time to time to certain key Company executives, vest as a function of performance and may also be subject to the recipient’s continued employment which also acts as a significant retention incentive.

Equity-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized as expense over the employee requisite service period. In order to determine the fair value of stock options on the date of grant we apply the Black-Scholes option-pricing model. Inherent in the model are assumptions related to risk-free interest rate, dividend yield, expected stock-price volatility and option life.

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not historically paid dividends and do not currently expect to in the future. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

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

With respect to grants of performance based awards, we assess the probability that such performance criteria will be met in order to determine the compensation expense. Consequently, the compensation expense is recognized straight-line over the vesting period. If that assessment of the probability of the performance condition being met changes, we would recognize the impact of the change in estimate in the period of the change. As with the use of any estimate, and due to the significant judgment used to derive those estimates, actual results may vary.

We have elected to treat future awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense would be recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any given vest date at least equals the portion of the grant date fair value of the award that has vested.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation cost is computed using the straight-line method over the following estimated useful lives:

Furniture and Fixtures	5 years
Office Equipment	3 years
Computer Equipment	3 years
Software	3 years
Leasehold Improvements	Shorter of life or term of lease

Long-lived tangible assets are tested for impairment when there are indicators of impairment. Indicators of impairment include: changes in the value of property and equipment; changes in expected future operating income; changes in business trends and prospects; and changes in demand, competition and other economic factors.

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

We perform this impairment test by first comparing the fair value of our reporting units to their respective carrying amount. Since reported quoted market prices exactly comparable to our reporting units are not available, when determining the estimated fair value of a reporting unit, we utilize a blend of discounted future cash flows, market multiples of similar companies that have quoted prices and market capitalization reconciliation. Developing the estimate of the discounted future cash flows require significant judgment and projections of future financial performance. The key assumptions used in developing the discounted future cash flows are the projection of future revenues and expenses, working capital requirements, residual growth rates and the weighted average cost of capital. In developing our financial projections, we consider historical data, current internal estimates and market growth trends. Changes to any of these assumptions could materially change the fair value of the reporting unit. We reconcile the aggregate fair value of our reporting units to our adjusted market capitalization as a supporting calculation. The adjusted market capitalization is calculated by multiplying the average share price of our common stock for the last ten trading days prior to the measurement date by the number of outstanding common shares and adding a control premium.

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

Business Combinations

We have made strategic acquisitions to expand our footprint, establish strategic partnerships and/or to obtain technology that is complementary to our product offerings and strategy. We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance Accounting Standards Codification (“ASC”) 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Fair Value of Financial Instruments

We believe that of our financial instruments, including: cash; accounts receivable; accounts payable and accrued liabilities; and long-term debt - related party, which are reflected at their carrying value in the consolidated financial statements, approximate fair value due to their short-term maturities. The fair value of contingent considerations, including current maturities, is estimated based on analysis of outcome probabilities and applying a discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two or more operating segments may be aggregated into a single reportable segment if they have similar economic characteristics and are similar in the following areas: the nature of products and services; nature of production processes; type or class of customer; methods used to distribute products or provide services; and the nature of the regulatory environment, if applicable. We have aggregated our two operating segments (staffing and Summit Software) into one reportable segment - staffing. Our staffing segment has similar types of products, contracts, customers and employees. In addition, we have similar long-term average margins across the staffing operating segment. Summit Software does not meet the size criteria to be its own reporting segment and therefore is aggregated into our single staffing reporting segment. Our chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a Company-wide basis for purposes of allocating resources and evaluating financial performance.

In fiscal 2013, with the acquisition of FlexPlus we acquired and operate facilities in the United Kingdom. As of April 4, 2014 and January 3, 2014, 98% and 97%, of our assets are located in the United States, respectively.

Recently Issued Accounting Standards to be Adopted

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts and Customers (Topic 606), to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities, industries, jurisdictions and capital market; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. This ASU is effective for us prospectively on January 03, 2015. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 3 – Acquisitions and Joint Ventures

Staff Management Group, LLC

On January 31, 2014 we entered into an asset purchase agreement to acquire Staff Management Group, LLC of New Jersey ("SMG"), a staffing company engaged in the business of providing temporary employment services and related support services in New Jersey and Pennsylvania.

We paid the following consideration (in thousands) (unaudited):

January 31. 2014
Cash*	$5,000
Present value of promissory note (par value of $5,000)	4,751
Total purchase price	$9,751

* Paid with proceeds from borrowings from related parties.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the tangible and intangible assets acquired. The amounts below are preliminary and are subject to review (in thousands) (unaudited):

January 31. 2014
Property, plant and equipment	$16
Customer relationships	5,609
Non-compete agreement	1,107
Goodwill	3,019
Total purchase price	$9,751

In accordance with the accounting guidance, we are required to provide estimated pro-forma revenue and income (loss) from continuing operations before income taxes as if SMG had been included in our consolidated results as of December 29, 2012 and after applying our accounting policies to material amounts and also adjusting the results of SMG to reflect the additional amortization that would have been expensed assuming the fair value adjustments to intangible assets had been applied on December 29, 2012. As of the date of this report, we did not have sufficient information to be able to present the required pro-forma disclosure or historical financial information. We expect to file the required disclosures on a Form 8-K as soon as such information becomes available to us.

Alar Staffing Corporation

On February 10, 2014 we entered into an asset purchase agreement to acquire Alar Staffing Corporation of Southern California ("Alar"), a staffing company engaged in the business of providing temporary employment services and related support services.

We paid the following consideration (in thousands) (unaudited):

February 10, 2014
Cash*	$1,000
Fair value of subsequent payments	1,768
Total purchase price	$2,768

* Paid with proceeds from borrowings from related parties.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the tangible and intangible assets acquired. The amounts below are preliminary and are subject to review (in thousands) (unaudited):

February 10, 2014
Property and equipment	$70
Customer relationships	1,565
Goodwill	1,133
Total purchase price	$2,768

In accordance with the accounting guidance, we are required to provide estimated pro-forma revenue and income (loss) from continuing operations before income taxes as if Alar had been included in our consolidated results as of December 29, 2012 and after applying our accounting policies to material amounts and also adjusting the results of Alar to reflect the additional amortization that would have been expensed assuming the fair value adjustments to intangible assets had been applied on December 29, 2012. As of the date of this report, we did not have sufficient information to be able to present the required pro-forma disclosure or historical financial information.

Abest Power & Gas, LLC Joint Venture

In January 2013, we entered into the retail energy services industry through the formation of Abest, a joint venture with Rosa Power, LLC. Based on the level of equity investment at risk, Abest is a VIE. While we and Rosa Power, LLC are partners who share equally in voting control, power is not shared because Rosa Power, LLC, through its owner, the President of Abest, directs the significant activities of Abest that most significantly impact its economic performance including selection of vendors, systems, marketing, pricing, balancing energy purchase commitments against energy sales commitments as well as selection and retention of key management personnel. Accordingly, we have determined that we are not the primary beneficiary of Abest and account for our investment in Abest using the equity method. We have contributed $2.5 million to Abest during the Fiscal Quarter ended April 4, 2014. The contributions did not impact our ownership interest, voting control or governance rights related to Abest.

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

The carrying value of the Company's investment in Abest was $3.9 million as of April 4, 2014, net of $1.3 million in accumulated investment loss and $1.9 million as of January 3, 2014, net of $0.8 million in accumulated investment loss.

Acquisition of Summit

Our CRS Group subsidiary completed the Summit Acquisition on May 7, 2013. Pursuant to the terms of the agreement, the CRS Group acquired certain assets and assumed certain liabilities of Summit in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.7 million, the agreed upon value of Summit’s business operations. The Summit Acquisition provides the Company with the ability to further diversify its service offerings to the marketplace.

As described in our note Related Parties, our controlling shareholder was both the beneficial owner of approximately 90% of our outstanding shares of common stock and beneficial owner of 100% Tri-Tel Communication (“Tri-Tel”), on the date of the acquisition, May 7, 2013. The acquisition was recorded using a method similar to the "pooling-of-interests" method as required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial results of the combined companies as if the acquisition had been in effect for all of the reported periods. For financial statement purposes, we have recorded the operations under a method similar to pooling-of-interests of Summit and the Company as if the Company owned Summit since its purchase by Tri-Tel on January 4, 2008. The financial statement presented in this report reflect the combined financial position and operations.

Strategic Minor Transactions

During the first quarter of 2014, the Company entered into additional strategic transactions to increase market share in certain markets that did not require more than nominal cash consideration. The transactions are not individually or in the aggregate material to our financial position or results of operations. We are evaluating these transaction to determine the appropriate accounting treatment and what the amounts to record to fixed assets, intangibles, goodwill and liabilities, if any.

The Company made acquisitions with an aggregate purchase price totaling $2.0 million during the Fiscal Quarter ended April 5, 2013. The first quarter 2013 acquisitions by TS Staffing included Personally Yours, Inc based in Florida, and Temploy, Inc. whose business is concentrated in Southern California.

The foregoing acquisitions were not material to our financial condition or results of operations. Additionally, the pro-forma consolidated statements of income as if the results of these acquisitions had been included in our consolidated results for fiscal quarters ended April 4, 2014 and April 5, 2013 would not have been materially different from our reported consolidated statements of income for these periods.

Note 4— Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of April 4, 2014 and January 3, 2014 (in thousands):

As of April 4, 2014 (unaudited)
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net	Useful Lives
Customer lists and relationships	$25,057	$-	$(10,502)	$105	$14,660	3 to 10 years
Backlog	338	-	(338)	-	-	6 to 10 years
Non-competition agreements	3,226	(112)	(1,842)	(32)	1,240	2 to 5 years
Trade name	1,045	(197)	(122)	25	751	20 years
Intellectual property	466	-	(466)	-	-	5 years
Lease agreements	250	-	(250)	-	-	5 years
Total	$30,382	$(309)	$(13,520)	98	$16,651
Goodwill	$24,366	$-		$281	$24,647	Indefinite Life

As of January 3, 2014
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net	Useful Lives
Customer lists and relationships	$17,474	$-	$(10,056)	$92	$7,510	3 to 10 years
Backlog	338	-	(338)	-	-	6 to 10 years
Non-competition agreements	2,119	(112)	(1,722)	-	285	2 to 5 years
Trade name	1,040	(197)	(112)	20	751	20 years
Intellectual property	466	-	(466)	-	-	5 years
Lease agreements	250	-	(250)	-	-	5 years
Total	$21,687	$(309)	$(12,944)	112	$8,546
Goodwill	$19,622	$-		$60	$19,682	Indefinite Life

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

The following table summarizes our changes in intangible assets (in thousands) (unaudited):

	As of January 3, 2014	Additions	Impairments	Amortization	Adjustments	As of April 4, 2014
Customer lists and relationships	$7,510	$7,583	$-	$(446)	$13	$14,660
Non-competition agreements	285	1,107	-	(120)	(32)	1,240
Trade name	751	5	-	(10)	5	751
Total	$8,546	$8,695	-	$(576)	$(14)	$16,651
Goodwill	$19,682	$4,744	$-		$221	$24,647

The Company recorded amortization expense of $0.5 million and $0.3 million for the Fiscal Quarter ended April 4, 2014 and April 5, 2013, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the Fiscal Year ending is as follows (in thousands) (unaudited):

Intangible Amortization
January 2, 2015	$1,792
January 1, 2016	2,351
December 30, 2016	1,846
December 29, 2017	1,608
December 28, 2018	1,593
Thereafter	7,461

Note 5— Accounts Receivable

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

Our subsidiaries Accountabilities, CRD, Insurance Overload, ICG, Diamond Staffing, and TS Staffing are parties to account purchase agreements with Wells Fargo Capital Finance, an operating division of Wells Fargo, N.A., or Wells Fargo, pursuant to which, a maximum amount of $80.0 million of accounts receivable can be financed through Wells Fargo, or the Facility. The aggregate amount of trade receivables from the permanent placement business that CRD may fund through the Facility at any one time is $1.3 million. The Facility is personally guaranteed by our majority shareholder. The Facility allows for 90% of qualifying receivables be funded with certain exceptions related to permanent placement related receivables. The Facility allows for funding of 65% of qualifying receivable related to permanent placement. The Facility requires that our customers pay those receivables assigned to Wells Fargo directly to Wells Fargo. The risk of bad debt losses on assigned accounts receivables is retained by us and receivables funded which become greater than 90 days old (120 days for certain health-care related receivables), at Wells Fargo’s option, can be required to be removed as eligible receivables from our outstanding balance. We pay Wells Fargo a fee for the funded balance outstanding daily at rate equal to an annual rate of the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum which is included in interest expense. The Facility calls for twice weekly net settlement of the additions, required reductions and customer repayments. In the event that our majority shareholder ceases to guarantee the Facility, the Facility may be closed.

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

Fees charged under the Facility are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $1.0 million and $1.2 million for the Fiscal Quarter ended April 4, 2014 and January 3, 2014, respectively.

In connection with the Company’s sale of its trade receivables it is contingently liable to repurchase,  at the sole discretion of Wells Fargo, any receivables that are 90 days past due,  with the exception of accounts related to the healthcare industry, because they are slow payers due to reimbursement cycles. Accordingly, the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Note 6— Related Parties

Tri-State, a related party, provides professional employer services to us as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers' compensation insurance coverage, customer invoicing and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for accrued wages and related obligations provided by Tri-State was $17.4 million and $9.4 million as of April 4, 2014 and January 3, 2014, respectively.

We are charged the wages and associated payroll taxes for the employee plus an agreed upon rate for workers' compensation and health insurance as well as an administrative fee. The total amount charged by Tri-State for the Fiscal Quarter ended April 4, 2014 and April 5, 2013 was $201.1 million and $186.6 million, respectively.

The amounts owed to Tri-State are classified as related party loans payable. The principal amount increases or decreases based on periodic borrowings or repayments and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. The related party loans payable are due on demand, subject to the restrictions described below. On June 20, 2014, as required by the Wells Fargo amendment, Tri-State agreed that they would not demand payment of the outstanding balance on the related party loans payable of at least $15 million for a period of at least one year. Other than the $15 million amount, for a period of at least one year, the related party loan is due on demand. We recognized $0.7 million and $0.4 million of related party interest expense in the Fiscal Quarter ended April 4, 2014 and April 5, 2013, respectively.

We have historically relied on funding from related parties in order to meet our liquidity needs. Tri-State grants us substantial liquidity by allowing extended payment terms with respect to its invoices. We rely on, and have relied on, these payment terms for much of our working capital. Should Tri-State determine that we are required to make payment on shorter terms, we would be required to find additional sources of working capital.

Note 7— Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands)

	April 4, 2014 (unaudited)	January 3, 2014
Accounts payable	$2,353	$2,128
Accrued expenses	1,041	440
Sales, use and other taxes	2,149	1,612
Customer deposits	348	205
Deferred revenue	321	348
Other	2,075	2,845
Total accounts payable and accrued liabilities	$8,287	$7,578

Borrowings Under Receivables-Based Credit Facility

We have account purchase agreements that are treated for accounting purposes as receivables-backed financing. Please see Accounts Receivable for details concerning the Facility.

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

Long-term debt at April 4, 2014 and January 3, 2014 consists of the following (in thousands, except payments required):

Instrument	Matures	Interest Rate	Payments required	Balance as of April 4, 2014 (unaudited)	Short term portion (unaudited)	Balance as of January 3, 2014	Short Term portion
Instrument A	3/7/2015	4.8%	Lump sum payable March 7, 2015	$428	$428	$869	$385
Instrument B	11/12/2014	5.1%	Lump sum payable November 12, 2014	796	796	793	786
Instrument C	5/24/2015	3.5%	Lump sum $225,000 due on Feb 21, 2014 and on May 24, 2015	216	2	438	216
Instrument D	10/17/2015	10.8%	$100,000 semi-annual through October 17, 2015	263	130	353	166
Instrument E	1/1/2015	4.6%	$27,885 per month for 26 months commencing on December 1, 2012 to January 1, 2015	216	216	298	129
Instrument F	11/12/2014	10.0%	Due on demand any time through Nov 12, 2014	248	248	264	264
Instrument G	Variable	0.0%	$1.25 million payable in amounts equal to .75% of sales until liquidates	1	1	1	1
Instrument H		10.0%	Due on demand any time	1,600	1,600	1,600	1,600
Instrument I	2/28/2016	4.6%	$208,333 per month for 24 months commencing on March 3, 2014 to Feb 28, 2016	4,371	2,339	-	-
Instrument J	2/10/2018	4.8%	Lump sum $1,000,000 due on Feb 10, 2014. $500,000 annual payment through Feb 10, 2018	1,778	413	-	-
Other Instruments	Various	Various	Various	142	142	212	212
				$10,059	$6,315	$4,828	$3,759

The aggregate amounts of debt maturing after April 4, 2014 are as follows (in thousands):

Fiscal Year ended:
January 2, 2015	$4,894
January 1, 2016	3,875
December 30, 2016	917
December 29, 2017	500
December 28, 2018	500
Thereafter	-
Total	$10,686

Contingent Consideration

In the course of various acquisitions, we assume certain obligation to the sellers as part of the purchase consideration. These obligations are not fixed in amount but rather are subject to acquisitions achieving certain results or reaching certain milestones. At the date of acquisition and at the end of each quarter, we estimate the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Fair Value of Financial Instruments and in note Fair Value Measurements. We evaluated our outstanding contingent consideration at April 4, 2014 and January 3, 2014 and it consists of the following at fair value (in thousands):

Contingent Consideration	Matures	Payments required	Balance as of April 4, 2014	Short term portion	Balance as of January 3, 2014	Short term portion
A	9/7/2019	1.5% of sales of acquired business through 09/07/2013 and 1% of sales thereafter until September 07, 2019	$830	$196	$789	$179
B	9/26/2015	0.5% of revenues of acquired business up to $125 or through September 25, 2015, whichever occurs first	174	125	125	125
C	Perpetual	5.00% of revenue generated from a certain client in perpetuity	2,586	348	2,359	354
D	Perpetual	1.25% of gross payroll	524	123	-	-
E	Perpetual	40% of Net Income Quarterly	497	-	-	-
Total			$4,611	$792	$3,273	$658

Long-Term Debt - Related Party

Please see Note Related parties.

Note 8— Equity-Based Compensation

During the Fiscal Quarter ended April 5, 2013, the Company issued 200,000 shares of common stock to a former officer of the Company in settlement of a termination agreement.

During the Fiscal Quarter ended April 5, 2013, the Company granted an officer of the Company options to purchase 600,000 shares of common stock that vest over three years and granted an employee of the Company options to purchase 75,000 shares of common stock, of which 50,000 options vested immediately (in lieu of previously vested restricted shares that were previously cancelled) and 25,000 options that vest in one year.

The Company recorded $1.2 million of stock compensation expense for the Fiscal Quarter ended April 4, 2014 compared to $0.3 million for the Fiscal Quarter ended April 5, 2013.  As of April 4, 2014, there is $10.9 million of unrecognized compensation expense related to share-based compensation arrangements and unvested options to purchase 5,000,000 shares of common stock and unvested warrants to purchase 750,000 shares of common stock are outstanding.

Note 9— Fair Value Measurements

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

The major category of liabilities measured on a recurring basis, at fair value, as of April 4, 2014 and January 3, 2014 are as follows (in thousands):

	As of April 4, 2014 (unaudited)
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$4,611	$4,611

	As of January 3, 2014
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$3,273	$3,273

A reconciliation of the amount in Level 3 is as follows (in thousands):

Level 3
Balance at January 4, 2014	$3,273
Addition of contingent consideration	1,021
Payment on contingent consideration	(86)
Fair value adjustment of contingent consideration	380
Effect of foreign currency exchange	23
Balance at April 4, 2014	$4,611

We estimate the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Fair Value of Financial Instruments. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in the guidance. We utilized discount rates for the time value of the contingent payments and estimated probabilities related to the anticipated revenue- or gross margin-related contingent payments. These rates were determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The estimating of probabilities and discounts requires significant judgment and the results may vary materially from the estimates.

We evaluate certain assets for fair value on a non-recurring basis when there are indications of impairment. In the periods ending April 4, 2014 and April 5, 2013 we measured certain assets consistent with Level 3 measurement principles using an income approach based on a discounted cash flow model in order to determine the amount of impairment, if any.

Note 10 – Accumulated Other Comprehensive Income

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

The components of accumulated other comprehensive incomes are (in thousands):

April 4, 2014 (unaudited)	Gross	Taxes	Net
Translation adjustments	63	-	63
Accumulated other comprehensive income	63	-	63

January 3, 2014	Gross	Taxes	Net
Translation adjustments	74	-	74
Accumulated other comprehensive income	74	-	74

Note 11— Commitments, Contingencies and Other Matters

Lease Commitments

As of April 4, 2014, the Company had operating leases, primarily for office premises, expiring at various dates through 2018. Future minimum rental commitments under operating leases are as follows (in thousands) (unaudited):

Fiscal Year
2014 (remaining)	$1,530
2015	1,246
2016	282
2017	74
2018	17
Thereafter	-
Total	$3,149

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere and in in “Part II. Item 1A. Risk Factors” of our Form 10-K filed on July 1, 2014.

Overview

Corporate Resource Services, Inc. (together with its consolidated subsidiaries, “Corporate Resource Services", "CRS", the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a diversified technology staffing, recruiting and consulting services firm. We provide cloud-based enterprise applications and hosting services to professional employer organizations ("PEOs") and staffing companies, as well as diversified staffing, recruiting and consulting services. The Company offers trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial Work. Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analyses and productivity/occupational engineering studies.

Our ability to deliver broad-based solutions provides our customers a “one stop shop” to fulfill their staffing needs from professional services and consulting to clerical and light industrial positions. Depending on the size and complexity of an assignment, we can create an on-site facility for recruiting, training and administration at the customer location. Our recruiters, who generally focus within their area of expertise, have the latest recruiting resources available to help our customers secure the best candidates available in today's ever changing marketplace.

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

As of April 4, 2014, we operated approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and employed approximately 800 full time and part time employees in our operations. We offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

Results of Operations:

The 2014 fiscal year is a 52 week fiscal year (“Fiscal Year 2014”) with four fiscal quarters of thirteen weeks each ended on April 4, July 4, October 2 and January 2, 2015. The 2013 fiscal year was a 53 week Fiscal Year (“Fiscal Year 2013”) with the first fiscal quarter of fourteen weeks ended on April 5 and three fiscal quarters of thirteen weeks ended on July 5, October 4 and January 3, 2014 (each a “Fiscal Quarter”).

Fiscal Quarter ended April 4, 2014 and April 5, 2013

Revenues

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Revenues	$218,410	$194,217	$24,193	12.5%

The increase in revenues is attributable to acquisitions that we made late in 2013 and in the first quarter of 2014 that added $24.2 million in revenues. In addition, the prior year period included fourteen weeks of operations as compared to thirteen weeks in the first quarter of 2014. Excluding the impact of the additional week, we generated organic revenue growth of approximately $13.9 million, or 7.7% in the Fiscal Quarter ended April 4, 2014 compared to the prior year period. We were able to generate this growth despite the severe winter weather in the U.S., which caused an overall reduction in economic activity. In addition, we continued to execute on our strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Direct cost of producing revenues	$194,337	$172,569	$21,768	12.6%

As a percentage of revenues, our cost of producing revenues increased slightly from 88.9% during the Fiscal Quarter ended April 5, 2013, to 89.0% during the Fiscal Quarter ended April 4, 2014. Wages represented a larger percentage of revenues for the Fiscal Quarter ended April 4, 2014 as the percentage of overall revenue comprised of light industrial labor increased slightly. In addition, workers’ compensation insurance expense increased slightly compared to the prior year period. These increases were offset by a reduction in payroll tax expense as a percentage of revenues, as well as a decrease in the administrative fee charged to us by Tri-State for the payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration it provides to us.

Gross profit

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Gross Profit	$24,073	$21,648	$2,425	11.2%
Gross Margin %	11.0%	11.1%

As a percentage of revenues, gross margin percentage declined slightly for the Fiscal Quarter ended April 4, 2014 compared to the prior year period. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to continue to see improvements in gross margin percentage as these initiatives yield results. However, we still see the potential for competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs to negatively impact our future gross margins.

Selling, general and administrative expenses

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Total selling, general and administrative	$22,110	$19,533	$2,577	13.2%
% of Revenues	10.1%	10.1%

The increase was primarily due to fees incurred with the change in auditors and the review of our previously reported financial statements, which accounted for approximately $1.3 million of the increase. Additional increases were due to costs relating to supporting our revenue growth. This increase was offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation.

Our revenue growth has allowed us to better leverage our fixed costs. In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative expenses through consolidation of select offices and administrative functions. We expect that the integration of recently acquired operations as well as the continued growth of revenues will continue to reduce selling, general and administrative expenses as a percentage of revenues in 2014 and beyond.

Depreciation and amortization

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Depreciation and amortization	$1,144	$391	$753	192.6%
% of Revenues	0.5%	0.2%

For the Fiscal Quarter ended April 4, 2014, the change is primarily due to acquisitions.

Income from Operations

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Income (Loss) from operations	$(415)	$1,400	$(1,815)	*
% of Revenues	0.2%	0.7%
* Not meaningful

The factors described above, primarily the increase in selling, general & administrative expenses, resulted in a decrease in income from operations for the Fiscal Quarter ended April 4, 2014 compared to the prior year period.

Interest expense

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Total interest expense	$(1,671)	$(1,525)	$(146)	9.6%
% of Revenues	0.8%	0.8%

Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense decreased 9.6% to $1.7 million compared to $1.5 million in the prior year period. This decrease was due to lower negotiated borrowing rates as well as transferring our borrowings on Accountabilities and ICG receivables from Amerisource to Wells Fargo in the second and fourth quarters of 2013, respectively, partially offset by a higher volume of accounts receivable financing during the 2014 period as our operations grew.

In addition, we recorded $0.7 million and $0.4 million of interest on related party balances for the Fiscal Quarter ended April 4, 2014 and April 5, 2013, respectively. The increase of $0.3 million was due to a higher average loan balance for the three months compared to the prior year period.

Loss on Equity Investment

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Gain (loss) from equity investments	$(522)	$(164)	$(358)	218.3%
% of Revenues	0.2%	0.1%

We recorded losses on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.

Loss on Contingent Consideration

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Change in contingent consideration	$(380)	$(41)	$(339)	*
% of Revenues	0.2%	0.0%
* Not meaningful

The fair value of contingent considerations is re-measured each quarter and the change is reported as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates.

Income Tax Benefit (Provision)

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Benefit from (provision for) income taxes	$(18)	$(48)	$30	-62.5%
% of Net Income	0.6%	12.7%

For the Fiscal Quarter ended April 4, 2014, income tax expense was $18,000 reflecting an effective tax rate of (0.59%).  Our April 4, 2014 effective tax rate differed from the federal statutory rate of 34% due tax expense associated with indefinite lived intangibles, valuation allowance recorded on three month loss, and state and local income taxes.  For the Fiscal Quarter ended April 5, 2013, income tax was $48,000 reflecting an effective tax rate of 14.55%. Our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Net Income (Loss)

	For the Fiscal Quarter ended		Dollar Change Period	Percentage Change Period
dollars in thousands	April 4, 2014	April 5, 2013	to Period	to Period
Net income (loss)	$(3,047)	$(378)	$(2,669)	*
% of Revenues	1.4%	0.2%
* Not meaningful

For the Fiscal Quarter ended April 4, 2014, the increase in net loss to $3.0 million compared to the comparable prior year period loss of $0.4 million was due to the factors described above.

Liquidity and Capital Resources

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

Cash Flows

For the Fiscal Quarter ended April 4, 2014, net cash provided by financing activities of $6.7 million was supplemented with cash provided from operating activities of $2.4 million, offset by cash used in investing activities of $9.0 million. For the Fiscal Quarter ended April 5, 2013, cash provided by financing activities of $3.9 million was offset by cash used in operating activities of $2.7 million and cash used in investing activities of $1.1 million.

Our cash used in operating activities decreased by $5.1 million due to an increase in net loss of $2.7 million coupled with an increase in trade receivables and unbilled receivables of $2.5 million for the Fiscal Quarter ended April 4, 2014 compared to the prior year period, primarily due to cash provided by the following:

•	$0.8 million increase in depreciation and amortization expense included in net loss
•	$1.1 million increase in bad debt expense included in net loss
•	$0.9 million increase in non-cash stock-based compensation expense included in net loss
•	$0.4 million increase in loss on equity investments included in net loss
•	$4.2 million increase in accrued wages and related obligations – due to related party

Cash used in investing activities increased $7.9 million for the Fiscal Quarter ended April 4, 2014 when compared to the Fiscal Quarter ended April 5, 2013.  Cash used in business combinations increased $5.3 million, cash used in equity investments increased $2.3 million and cash used in the purchase of property and equipment increased $0.3 million.  Cash provided from financing activities increased by $2.8 million primarily as a result of increased loans payable to related party of $8.1 million and an increase in payments under the asset-based facility of $4.1 million compared to the 2013 period.

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

Working Capital

As of April 4, 2014, we had working capital of $2.7 million as compared to $15.5 million as of January 3, 2014. The decrease of $12.8 million was primarily due to our net loss and increased borrowings from related parties. We also continue to engage in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increased costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities to accomplish these objectives, including focusing on increased profitability and raising new outside capital. Our existing asset-based factoring facility with Wells Fargo is scheduled to expire on June 30, 2015. In addition, Management has been negotiating with a number of potential lenders to refinance the borrowings under the Wells Fargo credit facility. Based on the above activities, we believe that we have adequate resources to meet our operating needs for the next twelve months.

Our subsidiaries are currently participating in accounts purchase agreements with Wells Fargo, under which the maximum amount of trade receivables that can be factored by our subsidiaries in the aggregate is $80 million. As collections reduce previously factored receivables, the subsidiaries may replenish these with new receivables. As of April 4, 2014 and April 5, 2013 trade receivables of $69.8 million and $73.5 million, had been factored and remained outstanding, and amounts due from Wells Fargo for collected reserves totaled $7.5 million  and $8.6 million, respectively. Interest charged on the amount of receivables factored prior to collection is charged at an annual rate equal to the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum. Receivables factored may not include amounts that are over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon presentation and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon presentation and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may have outstanding with Wells Fargo at any one time is $1.3 million.

Accountabilities participated in the Wells Fargo facility until June 13, 2011, when they entered into a similar two year receivable-backed credit facility with Amerisource Funding, Inc. (“Amerisource”) and ICG entered into a similar agreement on October 18, 2011. Accountabilities and ICG returned to participating in the Facility on June 13, 2013 and November 1, 2013, respectively.

Interest expense charged under the Wells Fargo trade accounts receivable factoring agreement is included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $1.2 million and $0.8 million for the periods ended April 4, 2014 and April 5, 2013, respectively. Interest expense charged under the Amerisource facility was included in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.3 million for the period ended April 5, 2013. Tri-State and Robert Cassera, which together with affiliated persons owned approximately 80% of our outstanding shares of common stock as of the date hereof, have guaranteed our obligations to Wells Fargo.

The terms of our new agreements with Wells Fargo, that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. This increase is the result of additional fees charged by Wells Fargo under our new agreements, which could total $500,000 in September of 2014, and increase by $100,000 each month thereafter until the agreements are terminated or replaced. We are seeking to replace our financing facility as soon as possible and we are currently negotiating with a financial institution on a potential replacement, but cannot assure you that we will be able to do so before the amended provisions go into effect, or at all.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company other than those previously disclosed in either this Current Report on Form 10-Q or our Annual Report on Form 10-K filed July 1, 2014.

Lease Commitments

We typically lease office space for terms not exceeding three years and generally provide renewal options for terms not exceeding an additional three years or convert to month to month rental agreements. As of April 4, 2014, the Company’s total future minimum lease payments under non-cancelable operating leases were $3.1 million related to leases for office space.

Application of Critical Accounting Policies

 Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation. Our Flex Plus foreign subsidiary in the U.K. is not subject to political, economic, or currency restrictions.

We have ownership and other interests in various entities, including corporations, partnerships and limited liability companies. For each such entity, we evaluate our ownership and other interests to determine whether we should consolidate the entity or account for our ownership interest as an investment. As part of our evaluation, we initially determine whether the entity is a variable interest entity ("VIE") and, if so, whether we are the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately fewer voting rights. We consolidate VIEs for which we are the primary beneficiary, regardless of our ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb gains or losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We periodically make judgments in determining whether entities in which we invest are VIEs. If so, we make judgments to determine whether we are the primary beneficiary and are thus required to consolidate the entity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition; (2) asset impairments; (3) depreciable and amortizable lives of assets; (4) fair value of stock-based compensation; (5) allocation of direct and indirect cost of sales; (6) fair value of identifiable purchased tangible and intangible assets in a business combination; (7) fair value of reporting units for goodwill impairment test; and (8) the estimate of income taxes. Actual results could significantly differ from those estimates.

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

Reimbursable costs, including those related to travel and out-of-pocket expenses, are also included in net revenue and equivalent amounts of reimbursable costs are included in direct cost of staffing services revenue.

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

Software Systems

Revenue primarily relates to sales of staffing support software systems and enhancements to existing systems. These arrangements generally contain multiple elements including software development and customization, sale of software licenses, installation, implementation and integration services, as well as post-contract customer support (“PCS”). Revenue is recognized under these arrangements following revenue recognition accounting guidance primarily relating to software transactions and multiple element arrangements. To date, the revenue recorded for software or related services under this accounting treatment has been minimal.

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

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables and reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to selling, general and administrative (“SG&A”) expenses for the portion of the adjustment relating to uncollectible accounts receivable.

We fund our accounts receivable via a receivables-backed credit facility (the "Facility") with a financial institution. We receive 90% of the face value of qualified receivables as defined in the Facility. Since we retain risk of loss on the receivables, the agreement provides that receivables that are older than 90 days (120 days in certain categories of receivables) cease to be qualified at the discretion of the financial institution. In most cases, our customer pays the financial institution directly for the receivables under the Facility. The Facility calls for net settlement twice weekly. Additionally, the Facility is guaranteed by our majority shareholder. We record each cash amount advanced and repaid as an increase or decrease to the Facility, respectively. We record customer payments made directly to the lender as a reduction in Accounts Receivable and the Facility.

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

The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not historically paid dividends and do not currently expect to in the future. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on objective data derived from public sources, the expected stock-price volatility and option life assumptions require a level of judgment which make them critical accounting estimates.

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

With respect to grants of performance based awards, we assess the probability that such performance criteria will be met in order to determine the compensation expense. Consequently, the compensation expense is recognized straight-line over the vesting period. If that assessment of the probability of the performance condition being met changes, we would recognize the impact of the change in estimate in the period of the change. As with the use of any estimate, and due to the significant judgment used to derive those estimates, actual results may vary.

We have elected to treat future awards with only service conditions and with graded vesting as one award. Consequently, the total compensation expense would be recognized straight-line over the entire vesting period, so long as the compensation cost recognized at any given vest date at least equals the portion of the grant date fair value of the award that has vested.

Related Party

We have significant transactions with our majority shareholder who is the beneficial owner of approximately 80% and 90% of our outstanding shares of common stock as of April 4, 2014 and January 3, 2014, respectively, and had the ability to exercise control over us.

We classify assets and liabilities to related parties on our Condensed Consolidated Balance Sheet as follows:

•	Related party receivable represent amounts due from a related party.
•	Accrued wages and related obligations – due to related party represent accrued wages, taxes and other related items that have not yet been invoiced.
•	Long-term debt - related party represents the amount due for long-term borrowings from a related party that is considered a current liability.
•	Long-term debt - related party, net of current portion represents the total amount due for long-term borrowings from a related party less the current portion of the debt.

We classify revenue and expenses from related parties in our Condensed Consolidated Statements of Operations as follows:

•	Revenues from related parties are revenues for sales of services and software to related parties.
•	Direct cost of producing revenues purchased from related parties are PEO fees and reimbursements for our staffing service provided by related parties.
•	Selling, general and administrative expenses - related parties represents PEO fees for selling, general and administrative expenses incurred on our behalf.
•	Interest expense - related party is interest expense incurred for related party loans and advances.

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

Business Combinations

We have made strategic acquisitions to expand our footprint, establish strategic partnerships and/or to obtain technology that is complementary to our product offerings and strategy. We evaluate each investment in a business to determine if we should account for the investment as a cost-basis investment, an equity investment, a business combination or a common control transaction. An investment in which we do not have a controlling interest and which we are not the primary beneficiary but where we have the ability to exert significant influence is accounted for under the equity method of accounting. For those investments that we account for in accordance ASC 805, Business Combinations, we record the assets acquired and liabilities assumed at our estimate of their fair values on the date of the business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish a liability or our expectations related to the timing and the successful completion of the integration of the business. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements. We account for business combinations under a method similar to the pooling-of-interest method ("Pooling-of-Interest") when the combination is with a business under common control with us by our majority shareholder.

Recently Issued Accounting Standards to be Adopted

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts and Customers (Topic 606), to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS") that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities, industries, jurisdictions and capital market; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. This ASU is effective for us prospectively on January 03, 2015. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Effects of Inflation

Inflation and changing prices have not had a material effect on the Company’s net revenues and results of operations as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of April 4, 2014.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 4, 2014 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the Fiscal Quarter ended April 4, 2014. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of January 3, 2014 and April 4, 2014 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of January 3, 2014 and April 4, 2014:

•	Financial Accounting and Reporting

Management identified that we had: inadequate controls over journal entries and approvals; had inadequate account reconciliation controls; lacked sufficient personnel with knowledge, experience, and training in U.S. GAAP; lacked a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures; and lacked effective controls over the period-end financial close and reporting processes. The foregoing weaknesses resulted in actual or potential misstatements in many accounts including: accounts receivable; equity based compensation; equity method intangible assets including goodwill; and provision for income taxes. Based on the nature of noted deficiencies, management concluded that each of these deficiencies resulted in a reasonable possibility that a material misstatement in our interim and or annual financial statements would not be prevented or detected on a timely basis, and as such, each of these constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

Our management performed extensive procedures designed to ensure the reliability of our financial reporting. In addition to other internal processes undertaken, procedures performed included, but were not limited to the following actions: (a) dedicating significant resources, including the engagement of subject matter specialists to support management in its efforts to complete our financial filings and (b) performing extensive, substantive reviews of our accounting for revenue recognition, cost of revenue, income and expense classification, stock compensation and tax provisions.

While there were no changes made to our internal control over financial reporting from January 3, 2014 through April 4, 2014, our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. Some of the proposed improvements include: the development of new or improved policies and procedures; the hiring of additional personnel in areas that the current personnel do not have sufficient knowledge and experience; implement training procedures on U.S. GAAP and the revised policies and procedures; and strengthening general controls around our information technology systems.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Information regarding risk factors appears in Part I – Item 1A of our annual report on Form 10-K for the year ended January 3, 2014. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended January 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

None

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Unless otherwise indicated, each of the following exhibits has been previously filed with the SEC by the Company.

Number	Description	Incorporated by Reference to the Following Document:
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**
101.PRE	XBRL Presentation	**

*	Filed herewith
**	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

Date: August 20, 2014	By:	/s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2014	By:	/s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**
101.PRE	XBRL Presentation	**

*	Filed herewith
**	Filed herewith electronically

