Form 10-Q
period 2014-07-04
Corporate Resource Services, Inc.
filed 2014-09-25
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2014

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

The number of shares of Common Stock, $.0001 par value, outstanding as of September 15, 2014 was 158,015,000.

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

1

Corporate Resource Services, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	As of July 4, 2014	As of January 3, 2014
	(unaudited)
ASSETS
Current assets
Cash	$311	$32
Accounts receivable, net of allowance for doubtful accounts of $3,544 and $2,291 as of July 4, 2014 and January 3, 2014, respectively	107,296	96,739
Unbilled receivables	16,024	10,815
Related party receivable	1,280	2,335
Other current assets	1,560	1,220
Total current assets	126,471	111,141
Equity investment	5,485	1,952
Property and equipment, net	1,310	1,285
Intangible assets, net	16,097	8,546
Goodwill	24,720	19,682
Other assets	450	520
Total assets	$174,533	$143,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,140	$7,578
Accrued wages and related obligations - due to related party	16,275	9,449
Borrowings under receivables-based credit facility	73,628	73,460
Long-term debt - related party	18,819	748
Loan payable	1,000	1,600
Deferred income tax liability	191	-
Contingent consideration	728	658
Long-term debt	4,757	2,159
Total current liabilities	123,538	95,652
Long-term debt, net of current portion	2,931	1,069
Long-term debt - related party, net of current portion	15,000	15,000
Contingent consideration, net of current portion	4,300	2,615
Deferred income tax liabilities	2,085	1,880
Other liabilities	63	36
Total liabilities	147,917	116,252

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 225,000 shares authorized and 158,015 shares issued and outstanding as of July 4, 2014 and January 3, 2014	16	16
Additional paid-in capital	34,186	31,760
Retained earnings (accumulated deficit)	(7,695)	(4,976)
Accumulated other comprehensive income	109	74
Total stockholders' equity	26,616	26,874
Total liabilities and stockholders' equity	$174,533	$143,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$246,087	$199,107	$464,478	$393,304
Revenues from related parties	20	20	40	40
Total revenue	246,107	199,127	464,518	393,344
Direct cost of producing revenues purchased from related parties	217,234	174,541	411,417	346,839
Direct cost of producing revenues	(30)	1,564	125	1,835
Total direct cost of producing revenues	217,204	176,105	411,542	348,674
Gross profit	28,903	23,022	52,976	44,670
Selling, general and administrative expenses purchased from related parties	13,490	12,168	26,469	26,453
Selling, general and administrative expenses	9,533	6,532	18,664	11,780
Non-cash equity compensation	1,192	603	2,426	927
Depreciation and amortization	880	360	2,023	751
Income (loss) from operations	3,808	3,359	3,394	4,759
Interest expense	(1,316)	(1,439)	(2,297)	(2,605)
Interest expense – related party	(941)	(421)	(1,633)	(780)
Gain (loss) from equity investments	(538)	(142)	(1,061)	(306)
Change in contingent consideration	(381)	(40)	(761)	(81)
Other income (expense)	(205)	-	(246)	-

Income (loss) before benefit from (provision for) income taxes	427	1,317	(2,604)	987
Benefit from (provision for) income taxes	(97)	(62)	(115)	(110)
Net income (loss)	$330	$1,255	$(2,719)	$877

Total net income (loss) per share:
Basic	$0.00	$0.01	$(0.02)	$0.01
Diluted	$0.00	$0.01	$(0.02)	$0.01
Weighted average shares outstanding:
Basic	158,015	159,723	158,015	159,632
Diluted	163,783	161,439	158,015	161,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the three months ended		For the six months ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	330	1,255	(2,719)	877
Foreign currency translation adjustment	46	-	35	-
Comprehensive income (loss)	$376	$1,255	$(2,684)	$877

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended
	July 4, 2014	July 5, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,719)	$877
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,023	751
Bad debt expense	1,337	137
Non-cash stock-based compensation	2,426	927
Accrued interest on outstanding loans	103	-
Change in fair value of contingent consideration	761	81
Loss on equity investment	1,061	306
Deferred tax liabilities	190	107
Deferred rent	28	(65)
Changes in operating assets and liabilities, net of effect of acquisitions
Trade accounts receivable including unbilled receivables	(17,103)	(2,505)
Prepaid expenses	(340)	(931)
Other assets	70	50
Accrued wages and related obligations - due related party	6,826	2,534
Accounts payable and accrued liabilities	562	(640)
Net cash provided by (used in) operating activities	(4,775)	1,629

Cash flows from investing activities:
Purchase of property and equipment	(690)	(422)
Equity investment	(4,594)	(840)
Cash paid for business combinations	(6,000)	(828)
Net cash provided by (used in) investing activities	(11,284)	(2,090)

Cash flows from financing activities:
Principal payments on long-term debt	(2,187)	(1,228)
Short term borrowings (repayment)	(600)	650
Long-term debt - related party, net	19,125	4,824
Proceeds from (payments on) asset-based facility, net	169	(3,466)
Payments on contingent consideration	(114)	(251)
Net cash provided by (used in) financing activities	16,393	529
Foreign currency exchange rate effect on cash flows	(55)	-
Net change in cash	279	68
Cash at beginning of period	32	154
Cash at end of period	$311	$222

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	2,112	2,566
Cash paid for taxes	52	2
Non-cash investing and financing activities:
Financing on acquisitions	6,519	-
Assets acquired for issuance of debt	-	72

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Description of the Company and its Business

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

We offer our services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

•	Accountabilities, Inc. (“Accountabilities”) provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;
•	Corporate Resource Development, Inc. (“CRD”) provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States;
•	The CRS Group, Inc. (“CRS Group”) provides software and related hosting and technology services through its Summit Software division;
•	Diamond Staffing Services Inc. (“Diamond Staffing”) provides administrative, light industrial and professional staffing solutions throughout the United States most heavily concentrated in New Jersey, California and New England;
•	Flex Recruitment Plus Limited (“FlexPlus”) is a staffing and technology business specializing in the placement of temporary, contract and permanent personnel in the United Kingdom. FlexPlus’ innovative on-line recruitment platform, i-Integra, enables it to provide complete end-to-end recruitment solutions to its clients;
•	Insurance Overload Services, Inc. (“Insurance Overload”) provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;
•	Integrated Consulting Group, Inc. (“ICG”) provides light industrial staffing solutions to our customers in the Northeastern United States; and
•	TS Staffing Services, Inc. (“TS Staffing”) provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.

We operate approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and we offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

Note 2—Summary of Significant Accounting Policies

Fiscal Year

The 2014 fiscal year (“Fiscal Year”) is a 52 week fiscal year (“Fiscal Year 2014”) with four fiscal quarters of thirteen weeks each ending on April 4, 2014, July 4, 2014, October 3, 2014, and January 2, 2015. The 2013 fiscal year was a 53 week fiscal year (“Fiscal Year 2013”) with the first fiscal quarter of fourteen weeks ended on April 5, 2013 and three fiscal quarters of thirteen weeks each ended on July 5, 2013, October 4, 2013, and January 3, 2014 (each a “Fiscal Quarter”). For ease of presentation a Fiscal Quarter may be referred to as “three months”, and two Fiscal Quarters as “six months”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending January 2, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 3, 2014 and our quarterly report on Form 10-Q for the period ended April 4, 2014.

We have revised certain prior period presentations to reflect the correction of certain errors. In particular:

-	We identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Condensed Consolidated Balance Sheet as of July 5, 2013 by $74.0 million. The error had no impact on revenues, operating income, taxable income, net income or net changes in cash for the three and six months ended July 5, 2013.

-	We identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expenses included in our Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 by approximately $0.7 million and $1.0 million, respectively. The Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 included herein has been revised to correct this error. The correction had no impact on revenues or net change in cash for the three and six months ended July 5, 2013.

-	We identified an error in our accounting for deferred tax liabilities relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Condensed Consolidated Balance Sheet as of July 5, 2013 of $1.0 million. The error also understated our deferred income tax provision included in our Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 by approximately $0.05 million and $0.1 million, respectively. The Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the three and six months ended July 5, 2013.

-	We identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, other liabilities and business combinations that resulted in an overstatement of assets included in our Condensed Consolidated Balance Sheet as of July 5, 2013 of $1.0 million. These errors also understated our operating income, taxable income and net income included in our Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 by $0.1 million, $0.1 million, $0.2 million, $0.3 million, $0.06 million and $0.3 million, respectively. The Condensed Consolidated Statements of Operations for the three and six months ended July 5, 2013 included herein have been revised to correct these errors.

-	During the fiscal year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC, our joint venture in retail energy, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our financial statements as of and for the three months ended April 5, 2013. While the Condensed Consolidated Balance Sheets as of January 3, 2014 and July 4, 2014 and the Condensed Consolidated Statements of Operations for the three and six months ended July 4, 2014 and July 5, 2013, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and report the loss for Abest as a loss on equity investment.

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

The following table sets forth the reconciliation of basic and diluted shares (amounts in thousands):

	For the three months ended		For the six months ended
	July 4, 2014	July 5, 2013	July 4, 2014	July 5, 2013
Basic weighted average shares of common stock outstanding	158,015	159,723	158,015	159,632
Dilutive effect of stock options and warrants	5,768	1,716	-	1,716
Diluted weighted average shares of common stock outstanding	163,783	161,439	158,015	161,348

For the six months ended July 4, 2014, the effect of approximately 5.8 million common equivalent shares were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive due to the net loss sustained during the period.

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

The following revenue recognition policies define the manner in which we account for specific transaction types:

Staffing Services

Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consists of contingent employees working under contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which are generally recognized after placements are made and when the fees are not contingent upon any future event.

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

Subscription Revenues

Subscription and other recurring revenues include fees for access rights to software solutions that are offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us and the customer accesses and use the software on an as-needed basis over the Internet. To date, the revenue recorded under this accounting treatment has been minimal.

Cash

We consider cash on hand and deposits in banks as cash. At times, cash balances on deposit exceed federally insured limits; however, to date, we have not experienced any losses in such accounts and management believes that the risk of loss is negligible.

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables, reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to selling, general and administrative (“SG&A”) expenses for the portion of the adjustment relating to uncollectible accounts receivable and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

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

Related Party

We have significant transactions with our majority shareholder who is the beneficial owner of approximately 80% and 90% of our outstanding shares of common stock as of July 4, 2014 and January 3, 2014, respectively, and has the ability to exercise control over us.

We classify assets and liabilities to related parties on our Condensed Consolidated Balance Sheet as follows:

•	Related party receivable represents amounts due from a related party.
•	Accrued wages and related obligations – due to related party represents accrued wages, taxes and other related items that have not yet been invoiced.
•	Long-term debt - related party represents the amount due for long-term borrowings from a related party that is considered a current liability.
•	Long-term debt - related party, net of current portion represents the total amount due for long-term borrowings from a related party less the current portion of the debt.

We classify revenue and expenses from related parties in our Condensed Consolidated Statements of Operations as follows:

•	Revenues from related parties are revenues for sales of services and software to related parties.
•	Direct cost of producing revenues purchased from related parties are PEO fees and reimbursements for our staffing services provided by related parties.
•	Selling, general and administrative expenses - related parties represents PEO fees for selling, general and administrative expenses incurred on our behalf.
•	Interest expense - related party is interest expense incurred for related party loans and advances.

In addition, we had related party transactions involving acquisitions in exchange for our common stock. Please see Related Parties and Acquisitions and Joint Ventures.

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

The guidance in the accounting standards codification (“ASC”) in section 350 provides an option for an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is greater than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step (quantitative) impairment test is unnecessary.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two or more operating segments may be aggregated into a single reportable segment if they have similar economic characteristics and are similar in the following areas: the nature of products and services; nature of production processes; type or class of customer; methods used to distribute products or provide services; and the nature of the regulatory environment, if applicable. We have three operating segments: Staffing; Software; and Screening Services. Our Staffing segment has similar types of products, contracts, customers and employees with all services being available for sale through the same network of our offices. Our Software segment sells licensed software and software as a service to the PEO market place. While our Screening Services segment primarily is utilized to leverage cost savings in our Staffing segment, it also sells screening services to customers in various market places. Since neither the Software segment nor the Screening Services segment meet the size criteria to be their own reporting segment, we have aggregated them into our Staffing reporting segment. Our chief operating decision maker is our CEO, who reviews financial information presented on a Company-wide basis for purposes of allocating resources and evaluating financial performance.

In fiscal 2013, with the acquisition of FlexPlus we acquired and operate facilities in the United Kingdom. As of July 4, 2014 and January 3, 2014, 95% and 97%, of our assets are located in the United States, respectively.

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

Note 3—Acquisitions and Joint Ventures

Staff Management Group, LLC

On January 31, 2014 we closed an asset purchase agreement to acquire Staff Management Group, LLC of New Jersey ("SMG"), a staffing company engaged in the business of providing temporary employment services and related support services in New Jersey and Pennsylvania.

We paid the following consideration (in thousands)(unaudited):

January 31. 2014
Cash*	$5,000
Fair value of promissory note (par value of $5,000)	4,751
Total purchase price	$9,751
* Paid with proceeds from borrowings from related parties.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the intangible assets acquired. The amounts below are preliminary and are subject to review (in thousands)(unaudited):

January 31. 2014
Property, plant and equipment	$16
Customer relationships	5,609
Assembled workforce	174
Non-compete agreement	1,107
Goodwill	2,845
Total purchase price	$9,751

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

We paid the following consideration (in thousands)(unaudited):

February 10, 2014
Cash*	$1,000
Fair value of subsequent payments	1,768
Total purchase price	$2,768
* Paid with proceeds from borrowings from related parties.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the intangible assets acquired. The amounts below are preliminary and are subject to review (in thousands)(unaudited):

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

Abest Power & Gas, LLC Joint Venture

In January 2013, we entered into the retail energy services industry through the formation of Abest, a joint venture with Rosa Power, LLC. Based on the level of equity investment at risk, Abest is a VIE. While we and Rosa Power, LLC are partners who share equally in voting control, power is not shared because Rosa Power, LLC, through its owner, the President of Abest, directs the significant activities of Abest that most significantly impact its economic performance including selection of vendors, systems, marketing, pricing, balancing energy purchase commitments against energy sales commitments as well as selection and retention of key management personnel. Accordingly, we have determined that we are not the primary beneficiary of Abest and account for our investment in Abest using the equity method. We have contributed $2.1 million and $4.6 million to Abest during the three and six months ended July 4, 2014, respectively. The contributions did not impact our ownership interest, voting control or governance rights related to Abest. While we have no further funding commitments pursuant to the operating agreement, we may provide additional funding to Abest, if necessary.

On August 25, 2014, the Abest venture was restructured and we entered into an agreement with BP Energy Company (“BP”) where we guarantee the payment of any unpaid liability of Abest to BP up to an aggregate of $4.0 million. We are evaluating if the restructuring will change our determination that Abest is a VIE and if the change will modify our determination that Abest is an entity controlled by Rosa Power, LLC.

The agreement calls for preferential distributions until our funding has been recouped. Abest’s subsequent cash distributions will be shared equally between us and Rosa Power, LLC.

In accordance with the agreement, losses generated by Abest are generally allocated to both investors based on their proportionate ownership interests. However, we have recorded our portion of Abest’s losses based upon accounting policies for equity method investments. In accordance with the accounting guidance, we have recorded 100% of Abest’s net losses against the carrying value of the investment. We will continue to record 100% of Abest's operating losses as long as we provide all the funding to Abest. All of Abest's future net income will initially be recorded by us until we recover losses absorbed in excess of our equity ownership interest.

The carrying value of the Company's investment in Abest was $5.5 million as of July 4, 2014, net of $1.9 million in accumulated investment losses, and $1.9 million as of January 3, 2014, net of $0.8 million in accumulated investment loss.

Acquisition of Summit

Our CRS Group subsidiary completed the Summit Acquisition on May 7, 2013. Pursuant to the terms of the agreement, the CRS Group acquired certain assets and assumed certain liabilities of Summit in exchange for 21,000,000 shares of our common stock, valued at $0.65 per share or $13.75 million, the agreed upon value of Summit’s business operations. The Summit Acquisition provides the Company with the ability to further diversify our service offerings to the marketplace.

As described above, our controlling shareholder is the sole owner of Tri-State and its affiliates and was the beneficial owner of approximately 90% of our outstanding shares of common stock on May 7, 2013. Because the Company and Tri-Tel were both controlled by our controlling shareholder, the acquisition was recorded using the "as if pooling-of-interests" method required under U.S. GAAP for business combinations of entities under common control and the financial information for all periods presented reflects the financial results of the combined companies as if the acquisition had been in effect for all of the reported periods. For financial statement purposes, we have recorded the operations under a method similar to pooling-of-interests of Summit and the Company as if the Company owned Summit since its purchase by Tri-Tel on January 4, 2008. The financial statements presented in this report reflect the combined financial position and operations.

Strategic Minor Transactions

During the six months ended July 4, 2014, the Company entered into additional strategic transactions to increase market share in certain markets that did not require more than nominal cash consideration. The transactions are not individually or in the aggregate material to our financial position or results of operations. We are evaluating these transaction to determine the appropriate accounting treatment and what the amounts to record to fixed assets, intangibles, goodwill and liabilities, if any.

The Company’s strategic minor acquisitions during the six months ended July 4, 2014 had an aggregate purchase price totaling $2.3 million and included: Personally Yours, Inc., based in Florida; Temploy, Inc., whose business is concentrated in Southern California; Personnel Solutions, Inc., which is based in Iowa; and, Nationwide Security Screening, which is based in Melville, NY.

The foregoing acquisitions were not material to our financial condition or results of operations. Additionally, the pro-forma consolidated statements of income as if the results of these acquisitions had been included in our consolidated results for fiscal quarters ended July 4, 2014 and July 5, 2013 would not have been materially different from our reported consolidated statements of income for these periods.

Note 4—Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of July 4, 2014 and January 3, 2014 (in thousands):

As of July 4, 2014 (unaudited)
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net
Customer lists and relationships	$25,058	$-	$(11,047)	$206	$14,217
Backlog	338	-	(338)	-	-
Non-competition agreements	3,226	(112)	(1,991)	-	1,123
Trade name	1,044	(197)	(129)	39	757
Intellectual property	466	-	(466)	-	-
Lease agreements	250	-	(250)	-	-
Total	$30,382	$(309)	$(14,221)	$245	$16,097
Goodwill	$24,647	$-		$73	$24,720

As of January 3, 2014
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net
Customer lists and relationships	$17,474	$-	$(10,056)	$92	$7,510
Backlog	338	-	(338)	-	-
Non-competition agreements	2,119	(112)	(1,722)	-	285
Trade name	1,040	(197)	(112)	20	751
Intellectual property	466	-	(466)	-	-
Lease agreements	250	-	(250)	-	-
Total	$21,687	$(309)	$(12,944)	$112	$8,546
Goodwill	$19,622	$-		$60	$19,682

We performed our annual qualitative assessment for indicators of goodwill impairment as of October 1, 2013 and determined that no events existed or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on this assessment we determined that we were not required to perform a step one analysis. We continue to monitor for indicators of impairment and will evaluate our goodwill, indefinite lived intangibles and long lived assets as conditions warrant. For the six months ended July 4, 2014, we noted no indicators of impairment.

The following table summarizes our changes in intangible assets (in thousands)(unaudited):

	As of January 3, 2014	Additions	Impairments	Amortization	Adjustments	As of July 4, 2014
Customer lists and relationships	$7,510	$7,583	$-	$(974)	$114	$14,233
Non-competition agreements	285	1,107	-	(287)	-	1,105
Trade name	751	5	-	(16)	19	759
Total	$8,546	$8,695	$-	$(1,277)	$133	$16,097
Goodwill (indefinite life)	$19,682	$4,965	$-		$73	$24,720

The Company recorded amortization expense of $0.7 million and $1.3 million for the three and six months ended July 4, 2014 and $0.1 million and $0.1 million for the three and six months ended July 5, 2013, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the Fiscal Year ending is as follows (in thousands)(unaudited):

Intangible Amortization
January 2, 2015	$1,354
January 1, 2016	2,667
December 30, 2016	2,014
December 29, 2017	1,911
December 28, 2018	1,900
Thereafter	6,251

Note 5—Accounts Receivable

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

On June 20, 2014, in conjunction with our amendments to the Wells Fargo Accounts Purchase Agreements, Tri-State agreed, as amended, that we would not be required to reduce the outstanding balance on the related party loans payable below $15 million any earlier than October 15, 2015. Other than the $15 million amount, for a period of at least one year, the related party loans are due on demand.

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

During the Fiscal Year ended January 3, 2014, we re-evaluated the accounts receivable purchase agreement in accordance with the accounting guidance and have concluded that the agreement should be treated as a financing arrangement for U.S. GAAP. Accordingly we record each cash amount advanced and repaid as an increase or decrease to Loan Payable respectively. We record customer payments made directly to the lender as a reduction in Accounts Receivable and Loan Payable. Previously we recorded the agreement as sale of receivables.

Fees charged under the Facility are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $1.3 million and $2.3 million for the three and six months ended July 4, 2014 and $1.4 million and $2.6 million for the three and six months ended July 5, 2013, respectively. The terms of our agreements with Wells Fargo, that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. This increase is the result of additional fees charged by Wells Fargo under our revised agreements, beginning with $500,000 in September of 2014, and increase by $100,000 each month thereafter until the agreements are terminated or replaced. We are seeking to replace our financing facility as soon as possible and we are currently negotiating with a financial institution on a potential replacement, but cannot assure you that we will be able to secure a replacement.

In connection with the Company’s factoring of its trade receivables it is contingently liable to repurchase,  at the sole discretion of Wells Fargo, any receivables that are 90 days past due,  with the exception of accounts related to the healthcare industry, because they are slow payers due to reimbursement cycles. Accordingly, the Company repurchases any healthcare industry related receivables that are 120 days past due. The Company provides an estimated allowance for doubtful accounts to address this contingency.

Note 6—Related Parties

Tri-State, a related party, provides professional employer services to us as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers' compensation insurance coverage, customer invoicing and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for accrued wages and related obligations provided by Tri-State was $16.3 million and $9.4 million as of July 4, 2014 and January 3, 2014, respectively.

We are charged the wages and associated payroll taxes for the employee plus an agreed upon rate for workers' compensation and health insurance as well as an administrative fee. The total amounts charged by Tri-State for the three and six months ended July 4, 2014 were $217.2 million and $411.4 million and for the three and six months ended July 5, 2013 were $174.5 million and $346.8 million, respectively. The amounts owed to Tri-State are classified as related party loans payable.

The principal amount increases or decreases based on periodic borrowings or repayments and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. The related party loans payable are due on demand, subject to the restrictions described below. On June 20, 2014, in conjunction with our amendments to the Wells Fargo Accounts Purchase Agreements, Tri-State agreed, as amended, that we would not be required to reduce the outstanding balance on the related party loans payable below $15 million any earlier than October 15, 2015. Other than the $15 million amount, for a period of at least one year, the related party loan is due on demand. During the three and six months ended July 4, 2014, we recognized $0.9 million and $1.6 million of related party interest expense, respectively. During the three and six months ended July 5, 2013, we recognized $0.4 million and $0.8 million of related party interest expense, respectively.

We have historically relied on funding from related parties in order to meet our liquidity needs. Tri-State grants us substantial liquidity by allowing extended payment terms with respect to its invoices. We rely on, and have relied on, these payment terms for much of our working capital. Should Tri-State require us to make payment on shorter terms, we would be required to find additional sources of working capital.

Note 7—Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands)

	July 4, 2014	January 3, 2014
	(unaudited)
Accounts payable	$2,221	$2,128
Accrued expenses	682	440
Sales, use and other taxes	2,627	1,612
Customer deposits	429	205
Deferred revenue	400	348
Other	1,781	2,845
Total accounts payable and accrued liabilities	$8,140	$7,578

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

Long-term debt at July 4, 2014 and January 3, 2014 consists of the following (in thousands, except payment amounts):

Instrument	Matures	Interest Rate	Payments required	Balance as of July 4, 2014 (unaudited)	Short term portion (unaudited)	Balance as of January 3, 2014	Short Term portion
Instrument A	3/7/2015	4.8%	Lump sum payable March 7, 2015	$434	$434	$869	$385
Instrument B	11/12/2014	5.1%	Lump sum payable November 12, 2014	828	828	793	786
Instrument C	5/24/2015	3.5%	Lump sum $225,000 due on February 21, 2014 and on May 24, 2015	218	218	438	216
Instrument D	10/17/2015	10.8%	$100,000 semi-annual through October 17, 2015	172	75	353	166
Instrument E	1/1/2015	4.6%	$27,885 per month for 26 months commencing on December 1, 2012 to January 1, 2015	135	135	298	129
Instrument F	11/12/2014	10.0%	Due on demand any time through Nov 12, 2014	236	236	264	264
Instrument G	Variable	0.0%	$1.25 million payable in amounts equal to .75% of sales until liquidates	-	-	1	1
Instrument I	2/28/2016	4.6%	$208,333 per month for 24 months commencing on March 3, 2014 to Feb 28, 2016	3,795	2,343	-	-
Instrument J	2/10/2018	4.8%	$500,000 annual payment through February 10, 2018	1,800	418	-	-
Other Instruments	Various	Various	Various	70	70	212	212
				$7,688	$4,757	$3,228	$2,159

Loan Payable

In addition to the amounts due under the Agreements (Please see Accounts Receivable), the Agreement allows us to borrow additional sums outside of the accounts receivable factored. At July 4, 2014 and January 3, 2014 we had $1,000 and $1,600 outstanding under this additional line of credit, respectively. The loan is due on demand and bears interest at 10% per annum.

The aggregate amounts of debt maturing after July 4, 2014 are as follows (in thousands)(unaudited):

Fiscal Year ended:
January 2, 2015	$3,245
January 1, 2016	3,875
December 30, 2016	917
December 29, 2017	500
December 28, 2018	500
Thereafter	-
Total	$9,037

Contingent Consideration

In the course of various acquisitions, we assume certain obligation to the sellers as part of the purchase consideration. These obligations are not fixed in amount but rather are subject to acquisitions achieving certain results or reaching certain milestones. At the date of acquisition and at the end of each quarter, we estimated the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Business Combinations and in note Fair Value Measurements. We evaluated our outstanding contingent consideration at July 4, 2014 and January 3, 2014 and it consists of the following at fair value (in thousands):

Contingent Consideration	Matures	Payments required	Balance as of July 4, 2014	Short-term portion	Balance as of January 3, 2014	Short-term portion
			(unaudited)	(unaudited)
A	9/7/2019	1% of sales until September 07, 2019	$838	$195	$789	$179
B	9/26/2015	0.5% of revenues of acquired business through September 26, 2015	160	127	125	125
C	Perpetual	5.00% of revenue generated from a certain client in perpetuity	2,957	238	2,359	354
D	Perpetual	1.25% of gross payroll	517	120	-	-
E	Perpetual	40% of Net Income Quarterly	556	48	-	-
Total			$5,028	$728	$3,273	$658

Long-term debt - related party

Please see Note Related parties.

Note 8—Equity-Based Compensation

The Company recorded $1.2 million and $2.4 million of stock compensation expense for the three and six months ended July 4, 2014, respectively, compared to $1.0 million and $1.0 million for the three and six months ended July 5, 2013, respectively. As of July 4, 2014, there is $9.7 million of unrecognized compensation expense related to share-based compensation arrangements and unvested warrants to purchase 750,000 shares of common stock outstanding.  No options have been granted to date under the Company’s equity incentive plan nor have shares been issued pursuant to our employee stock purchase plan.

Note 9—Fair Value Measurements

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

The major category of liabilities measured on a recurring basis, at fair value, as of July 4, 2014 and January 3, 2014 are as follows (in thousands):

	As of July 4, 2014 (unaudited)
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$5,028	$5,028

	As of January 3, 2014
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$3,273	$3,273

A reconciliation of the amount in Level 3 is as follows (in thousands)(unaudited):

Level 3
Balance at January 3, 2014	$3,273
Addition of contingent consideration	1,021
Payment on contingent consideration	(114)
Fair value adjustment of contingent consideration	761
Effect of foreign currency exchange	87
Balance at July 4, 2014	$5,028

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

We evaluate certain assets for fair value on a non-recurring basis when there are indications of impairment. For the six months ended July 4, 2014, we did not note any indicators of impairment. In the periods ending July 4, 2014 and July 5, 2013 we measured certain assets consistent with Level 3 measurement principles using an income approach based on a discounted cash flow model in order to determine the amount of impairment, if any.

Note 10—Accumulated Other Comprehensive Income

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

The components of accumulated other comprehensive income are (in thousands):

July 4, 2014 (unaudited)	Gross	Taxes	Net
Translation adjustments	109	-	109
Accumulated other comprehensive income	109	-	109

January 3, 2014	Gross	Taxes	Net
Translation adjustments	74	-	74
Accumulated other comprehensive income	74	-	74

Note 11—Commitments, Contingencies and Other Matters

Lease Commitments

As of July 4, 2014, the Company had operating leases, primarily for office premises, expiring at various dates through 2018. Future minimum rental commitments under operating leases are as follows (in thousands)(unaudited):

Fiscal Year ended:
January 2, 2015	$1,094
January 1, 2016	1,389
December 30, 2016	411
December 29, 2017	136
December 28, 2018	17
Thereafter	-
Total	$3,047

Employment Agreements

We have employment agreements with certain key members of management, requiring mutual termination notice periods. These agreements provide those employees with a specified severance amount in the event the employee is terminated without good cause as defined in the applicable agreement.

Legal Proceedings

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Management believes that the outcome of these matters will not have a material adverse effect upon the Company’s results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company, not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Additionally, although we intend to defend ourselves vigorously against all matters, we cannot assure that we will be able to do so successfully. Except, as disclosed below, reasonably possible losses are not material to the Company’s consolidated financial statements.

We and several employees that we have indemnified, pursuant to California labor law, have been sued by their former employer, a competitor of ours, alleging, among other things, breach of contract, violation of a non-competition agreement and the taking of trade secrets. The competitor has filed a compliant in Alameda County Superior Court in California claiming damages in excess of $3.5 million. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

A customer filed a lawsuit in New York Supreme Court in New York against us alleging the breach of a contract by us, claiming damages of $10.3 million. We are considering a counter suit alleging breach of contract among other matters. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements,

In addition to the foregoing, we are joined defendants in a variety of issues that mostly relate to workers compensation and liability issues that are covered by our insurance policy. We believe there are satisfactory defenses to each worker’s compensation and liability claim. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements and related notes. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially. Factors that could cause or contribute to these differences include those discussed below and elsewhere and in “Part II. Item 1A. Risk Factors” of our Annual Report on Form 10-K filed on July 1, 2014.

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

We offer our services through our wholly-owned specialty recruiting and staffing subsidiaries, which include the following companies:

•	Accountabilities, Inc. (“Accountabilities”) provides administrative and light industrial staffing solutions, primarily to our customers in the Western United States;
•	Corporate Resource Development, Inc. (“CRD”) provides permanent and temporary professional, administrative and clerical solutions to financial services, entertainment, media, advertising, fashion and other companies through locations primarily in the Northeastern United States;
•	The CRS Group, Inc. (“CRS Group”) provides software and related hosting and technology services through its Summit Software division;
•	Diamond Staffing Services Inc. (“Diamond Staffing”) provides administrative, light industrial and professional staffing solutions throughout the United States most heavily concentrated in New Jersey, California and New England;
•	Flex Recruitment Plus Limited (“FlexPlus”) is a staffing and technology business specializing in the placement of temporary, contract and permanent personnel in the United Kingdom. FlexPlus’ innovative on-line recruitment platform, i-Integra, enables it to provide complete end-to-end recruitment solutions to its clients;
•	Insurance Overload Services, Inc. (“Insurance Overload”) provides professional insurance industry staffing solutions for personnel in claims processing, customer services and related fields throughout the United States;
•	Integrated Consulting Group, Inc. (“ICG”) provides light industrial staffing solutions to our customers in the Northeastern United States; and
•	TS Staffing Services, Inc. (“TS Staffing”) provides temporary placement solutions across a range of administrative and professional fields throughout the United States, most heavily concentrated in California, the Midwestern United States and Florida.

The type and number of services we offer have grown largely through the acquisition of established offices from general staffing companies.

As of July 4, 2014, we operated approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and we offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

As of July 4, 2014, we employed approximately 800 full time and part time employees in our operations.

Results of Operations:

The 2014 fiscal year is a 52 week fiscal year (“Fiscal Year 2014”) with four fiscal quarters of thirteen weeks each ended on April 4, July 4, October 3 and January 2, 2015. The 2013 fiscal year was a 53 week Fiscal Year (“Fiscal Year 2013”) with the first fiscal quarter of fourteen weeks ended on April 5 and three fiscal quarters of thirteen weeks ended on July 5, October 4 and January 3, 2014 (each a “Fiscal Quarter”).

Three Months Ended July 4, 2014 and July 5, 2013

Revenues

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total revenue	$246,107	$199,127	$46,980	24%

The increase in revenues is primarily attributable to acquisitions that we made late in 2013 and in the first quarter of 2014 that added $32.5 million in revenues. Excluding the impact of acquisitions, we generated organic revenue growth of approximately $14.5 million or 31% of the growth in the three months ended July 4, 2014. We were able to generate this growth despite our continued strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct Cost of Producing Revenues

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total direct cost of producing revenues	$217,204	$176,105	$41,099	23%

As a percentage of revenues, our cost of producing revenues decreased slightly from 88.4% during the three months ended July 5, 2013, to 88.3% during the three months ended July 4, 2014. Wages represented a larger percentage of revenues for the three months ended July 4, 2014 as the percentage of overall revenue comprised of light industrial labor increased slightly. In addition, workers’ compensation insurance expense increased slightly compared to the prior year period. These increases were offset by a reduction in payroll tax expense as a percentage of revenues, as well as a decrease in the administrative fee charged to us by Tri-State for the payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration it provides to us.

Gross profit

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Gross profit	$28,903	$23,022	$5,881	26%
Gross margin %	11.7%	11.6%

As a percentage of revenues, gross margin percentage increased slightly for the three months ended July 4, 2014 compared to the prior year period. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to see improvements in gross margin percentage as these initiatives yield results. However, competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs may act as a drag on our future gross margins.

Selling, General and Administrative Expenses

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total selling, general and administrative expenses	$23,023	$18,700	$4,323	23%
% of Revenues	9.4%	9.4%

Total selling, general and administrative expenses was constant as a percentage of revenues from 9.4% for the three months ended July 5, 2013, to 9.4% of revenues for the three months ended July 4, 2014, despite an overall increase of $4.3 million. The increase was primarily due to fees incurred with the change in auditors and the review of our previously reported financial statements, which accounted for approximately $1.7 million of the increase. Additional increases were due to costs relating to supporting our revenue growth, including expenses related to acquired operations. These increases were offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation.

Our revenue growth has allowed us to better leverage our fixed costs. In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative expenses through consolidation of select offices and administrative functions. We expect that the integration of recently acquired operations as well as the growth of revenues will reduce selling, general and administrative expenses as a percentage of revenues in 2014 and beyond.

Depreciation and Amortization

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Depreciation and amortization	$880	$360	$520	144%
% of Revenues	0.4%	0.2%

For the three months ended July 4, 2014, the change is primarily due to acquisitions.

Income (Loss) from Operations

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Income (loss) from operations	$3,808	$3,359	$449	13%
% of Revenues	1.5%	1.7%

The factors described above, primarily the increase in selling, general & administrative expenses related to the change in auditors and the review of our previously reported financial statements, resulted in a decrease in income from operations for the three months ended July 4, 2014 compared to the prior year period.

Interest Expense

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total interest expense	$(2,257)	$(1,860)	$(397)	21%
% of Revenues	0.9%	0.9%

Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense decreased 8.5% to $1.3 million compared to $1.4 million in the prior year period. This decrease was due to lower negotiated borrowing rates as well as transferring our borrowings on Accountabilities and ICG receivables from Amerisource to Wells Fargo in the second and fourth quarters of 2013, respectively, partially offset by a higher volume of accounts receivable financing during the 2014 period as our operations grew.

In addition, we recorded $0.9 million and $0.4 million of interest on related party balances for the three months ended July 4, 2014 and July 5, 2013, respectively. The increase of $0.5 million was due to a higher average loan balance for the three months ended July 4, 2014 compared to the prior year period.

Gain (Loss) on Equity Investment

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Gain (loss) from equity investments	$(538)	$(142)	$(396)	279%
% of Revenues	0.2%	0.1%

We recorded losses on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.

Loss on Contingent Consideration

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Change in contingent consideration	$(381)	$(40)	$(341)	853%
% of Revenues	0.2%	0.0%

The fair value of contingent considerations is re-measured each quarter and the change is reported as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates.

Income Tax Benefit (Provision)

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Benefit from (provision for) income taxes	$(97)	$(62)	$(35)	56%
Effective tax rate	22.7%	4.7%

For the three months ended July 4, 2014, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.  For the three months ended July 5, 2013, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Net Income (Loss)

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Net income (loss)	$330	$1,255	$(925)	(74)%
% of Revenues	0.1%	0.6%

For the three months ended July 4, 2014, the decrease in net income to $0.3 million compared to the prior year period income of $1.3 million was due to the factors described above.

Six Months Ended July 4, 2014 and July 5, 2013

Revenues

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total revenue	$464,518	$393,344	$71,174	18%

The increase in revenues is primarily attributable to acquisitions that we made late in 2013 and in the first quarter of 2014 that added $56.5 million in revenues. In addition, the prior year period included twenty-seven weeks of operations as compared to twenty-six weeks in the first six months of 2014. Excluding the impact of the additional week, we generated organic revenue growth of approximately $14.7 million, or 21% of the growth in the six months ended July 4, 2014. We were able to generate this growth despite the severe winter weather in the U.S., which caused an overall reduction in economic activity during the first quarter. In addition, we continued to execute on our strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total direct cost of producing revenues	$411,542	$348,674	$62,868	18%

As a percentage of revenues, our cost of producing revenues remained at 88.6% during the six months ended July 4, 2014 as compared to the prior year period. Wages represented a larger percentage of revenues for the six months ended July 4, 2014 as the percentage of overall revenue comprised of light industrial labor increased slightly. In addition, workers’ compensation insurance expense increased slightly compared to the prior year period. These increases were offset by a reduction in payroll tax expense as a percentage of revenues, as well as a decrease in the administrative fee charged to us by Tri-State for the payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration it provides to us.

Gross profit

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Gross profit	$52,976	$44,670	$8,306	19%
Gross margin %	11.4%	11.4%

As a percentage of revenues, gross margin percentage remained at 11.4% for the six months ended July 4, 2014 compared to the prior year period. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to continue to see improvements in gross margin percentage as these initiatives yield results. However, we still see the potential for competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs to act as a drag on our future gross margins.

Selling, General and Administrative Expenses

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total selling, general and administrative expenses	$45,133	$38,233	$6,900	18%
% of Revenues	9.7%	9.7%

As a percentage of revenues, total selling, general and administrative expenses remained at 9.7%, despite an increase of $6.9 million, due primarily to $3.0 million of fees incurred with the change in auditors and the review of our previously reported financial statements, as well as additional costs relating to supporting our revenue growth, including the expenses of acquired operations. These increases were offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation.

Our revenue growth has allowed us to better leverage our fixed costs. In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative expenses through consolidation of select offices and administrative functions. We expect that the integration of recently acquired operations as well as the growth of revenues will reduce selling, general and administrative expenses as a percentage of revenues in 2014 and beyond.

Depreciation and Amortization

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Depreciation and amortization	$2,023	$751	$1,272	169%
% of Revenues	0.4%	0.2%

For the six months ended July 4, 2014, the change is primarily due to acquisitions.

Income (Loss) from Operations

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Income (loss) from operations	$3,394	$4,759	$(1,365)	(29)%
% of Revenues	0.7%	1.2%

The factors described above, primarily the increase in selling, general & administrative expenses, resulted in a decrease in income from operations for the six months ended July 4, 2014 compared to the prior year period.

Interest Expense

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Total interest expense	$(3,930)	$(3,385)	$(545)	16%
% of Revenues	0.8%	0.9%

Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense relating to the factoring arrangement decreased 11.8% to $2.3 million compared to $2.6 million in the prior year period. This decrease was due to lower negotiated borrowing rates as well as transferring our borrowings on Accountabilities and ICG receivables from Amerisource to Wells Fargo in the second and fourth quarters of 2013, respectively, partially offset by a higher volume of accounts receivable financing during the 2014 period as our operations grew.

In addition, we recorded $1.6 million and $0.8 million of interest on related party balances for the six months ended July 4, 2014 and July 5, 2013, respectively. The increase of $0.8 million was due to a higher average loan balance for the six months compared to the prior year period.

Gain (Loss) on Equity Investment

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Gain (loss) from equity investments	$(1,061)	$(306)	$(755)	247%
% of Revenues	0.2%	0.1%

We recorded losses on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.

Loss on Contingent Consideration

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Change in contingent consideration	$(761)	$(81)	$(680)	840%
% of Revenues	0.2%	0.0%

The fair value of contingent considerations is re-measured each quarter and the change is reported as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates.

Income Tax Benefit (Provision)

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Benefit from (provision for) income taxes	$(115)	$(110)	$(5)	5%
Effective tax rate	4.4%	11.1%

For the six months ended July 4, 2014, our effective tax rate differed from the federal statutory rate of 34% due tax expense associated with indefinite lived intangibles, valuation allowance recorded on six month loss, and state and local income taxes.  For the six months ended July 5, 2013, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Net Income (Loss)

	For the six months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	July 4, 2014	July 5, 2013
Net income (loss)	$(2,719)	$877	$(3,596)	(410)%
% of Revenues	0.6%	0.2%

For the six months ended July 4, 2014, the net loss of $2.7 million compared to the prior year period income of $0.9 million was due to the factors described above.

Liquidity and Capital Resources

We have relied on factoring our trade receivables prior to collection, funding from related parties and, periodically, proceeds from short term borrowings and issuance of our common stock to satisfy our working capital requirements and to fund acquisitions. Management believes that the funding from related parties has advantages to us, including a quick response to funding requirements and a lack of restrictive covenants. Management anticipates that we will continue to rely, in part, on related parties for our short-term financing needs, as well as other sources of funding. In the future, we may need to raise additional funds through debt or equity financings to satisfy our working capital needs and to take advantage of business opportunities, including growth of our existing business and acquisitions. To the extent that funds are not available to meet our operating needs, we may have to seek additional reductions in operating expenditures.

Cash Flows

For the six months ended July 4, 2014, net cash provided by financing activities of $16.4 million was offset by cash used in operating activities of $4.8 million and cash used in investing activities of $11.3 million. For the six months ended July 5, 2013, cash provided by financing activities of $0.5 million was supplemented with cash provided by operating activities of $1.6 million and offset by cash used in investing activities of $2.1 million.

Our cash used in operating activities increased by $6.4 million due to an increase in trade receivables and unbilled receivables of $14.6 million for the six months ended July 4, 2014 compared to the comparable prior year period offset by a net loss of $2.7 million for the six months ended July 4, 2014 compared to net income of $0.9 million in the comparable prior year period. Cash was additionally provided by $4.3 million increase in accrued wages and related obligations that are due to a related party. Changes in non-cash items included in operating activities included the following:

•	$1.3 million increase in depreciation and amortization expense included in net loss
•	$1.2 million increase in bad debt expense included in net loss
•	$1.5 million increase in non-cash stock-based compensation expense included in net loss
•	$0.8 million increase in loss on equity investments included in net loss

Cash used in investing activities increased $9.2 million for the six months ended July 4, 2014 compared to the prior year period. Cash used in business combinations increased $5.2 million, cash used in equity investments increased $3.8 million and cash used in the purchase of property and equipment increased $0.3 million. Cash provided from financing activities increased by $15.9 million primarily as a result of increased loans payable to related party of $14.3 million and decreased payments on asset-based facility of $3.6 million, offset by additional principal payments on long-term debt of $1.0 million, additional payments on short-term borrowings of $1.3 million and an increase in payments on contingent consideration of $0.1 million compared to the 2013 period.

We believe that improving cash flows from operating activities through improved operating profitability, the potential refinancing of our receivables based credit facility and other working capital management will enable us to finance our growth through acquisitions or other initiatives. We also believe these sources of cash will be sufficient to fund the monitoring fees included in the extension of our Facility with Wells Fargo, should we be unable to replace the Facility.

Working Capital

As of July 4, 2014, we had working capital of $2.9 million as compared $15.5 million as of January 3, 2014. The decrease of $12.6 million was primarily due to our net loss and increased borrowings from related parties. We are engaged in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increasing costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities to accomplish these objectives, including focusing on increased profitability and raising new outside capital. Our existing receivables based factoring facility with Wells Fargo is scheduled to expire on June 30, 2015. Management has been negotiating with a number of potential lenders to refinance the borrowings under the Wells Fargo credit facility. Based on the above activities, we believe that we have adequate resources to meet our operating needs for the next twelve months.

Our subsidiaries are currently participating in account purchase agreements with Wells Fargo, under which the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $80 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of July 4, 2014 and July 5, 2013 trade receivables of $85.7 million and $71.9 million, had been factored and remained outstanding, and amounts due from Wells Fargo for collected reserves totaled $13.8 million and $7.9 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate equal to the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum. Receivables sold may not include amounts that are over 90 days past due.

Under the terms of the Wells Fargo agreements, with the exception of CRD permanent placement receivables, Wells Fargo advances 90% of the assigned receivables’ value upon sale and the remaining 10% upon final collection. Under the terms of CRD’s agreement, the financial institution advances 65% of value of the assigned CRD permanent placement receivables’ value upon sale and the remaining 35% upon final collection. The aggregate amount of trade receivables from the permanent placement business that CRD may sell to Wells Fargo at any one time is $1.3 million.

Accountabilities participated in the Wells Fargo facility until June 13, 2011, when they entered into a similar two year receivable-backed credit facility with Amerisource Funding, Inc. (“Amerisource”) and ICG entered into a similar agreement on October 18, 2011. Accountabilities and ICG returned to participating in the Facility on June 13, 2013 and November 1, 2013, respectively.

Interest expense charged under the Wells Fargo trade accounts receivable factoring agreement is included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $2.3 million and $2.0 million for the six month periods ended July 4, 2014 and July 5, 2013, respectively. Interest expense charged under the Amerisource facility was included in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.6 million for the six month period ended July 5, 2013. Tri-State and Robert Cassera, who together with affiliated persons owned approximately 80% of our outstanding shares of common stock as of the date hereof, have guaranteed our obligations to Wells Fargo.

The terms of our new agreements with Wells Fargo, that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. This increase is the result of a additional fees charged by Wells Fargo under our new agreements, beginning with $500,000 in September of 2014, and increase by $100,000 each month thereafter until the agreements are terminated or replaced. We are seeking to replace our financing facility as soon as possible. We are currently negotiating with a financial institution on a potential replacement, but cannot assure you that we will be able to secure a replacement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company other than those previously disclosed in either this Current Report on Form 10-Q or our Annual Report on Form 10-K filed July 1, 2014.

Lease Commitments

We typically lease office space on leases that are typically for terms not exceeding three years and generally provide renewal options for terms not exceeding an additional three years or convert to month to month rental agreements. As of July 4, 2014, the Company’s total future minimum lease payments under non-cancelable operating leases were $3.0 million related to leases for office space.

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

The following revenue recognition policies define the manner in which we account for specific transaction types:

Staffing Services

Revenue is primarily derived from supplying contingent staff to our customers or providing other services on a time and material basis. Contingent staff primarily consists of contingent employees working under contract for a fixed period of time or on a specific customer project. Revenue is also derived from permanent placement services, which are generally recognized after placements are made and when the fees are not contingent upon any future event.

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

Accounts Receivable and Related Allowance

We maintain an allowance for doubtful accounts for estimated losses resulting from our clients failing to make required payments for services rendered. Management estimates this allowance based upon knowledge of the financial condition of our clients, review of historical receivables, reserve trends and other pertinent information. If the financial condition of our clients deteriorates or there is an unfavorable trend in aggregate receivable collections, additional allowances may be required. We review the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increase or decrease the balance by recording a charge or credit to SG&A expenses for the portion of the adjustment relating to uncollectible accounts receivable and a charge or credit to revenue from services for the portion of the adjustment relating to sales allowances.

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

Related Party

We have significant transactions with our majority shareholder who is the beneficial owner of approximately 80% and 90% of our outstanding shares of common stock as of July 4, 2014 and January 3, 2014, respectively, and has the ability to exercise control over us.

We classify assets and liabilities to related parties on our Condensed Consolidated Balance Sheet as follows:

•	Related party receivable represents amounts due from a related party.
•	Accrued wages and related obligations – due to related party represents accrued wages, taxes and other related items that have not yet been invoiced.
•	Long-term debt - related party represents the amount due for long-term borrowings from a related party that is considered a current liability.
•	Long-term debt - related party, net of current portion represents the total amount due for long-term borrowings from a related party less the current portion of the debt.

We classify revenue and expenses from related parties in our Condensed Consolidated Statements of Operations as follows:

•	Revenues from related parties are revenues for sales of services and software to related parties.
•	Direct cost of producing revenues purchased from related parties are PEO fees and reimbursements for our staffing services provided by related parties.
•	Selling, general and administrative expenses - related parties represents PEO fees for selling, general and administrative expenses incurred on our behalf.
•	Interest expense - related party is interest expense incurred for related party loans and advances.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of July 4, 2014.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 4, 2014 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of July 4, 2014. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of July 4, 2014 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of July 4, 2014:

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation by our independent registered public accounting firm pursuant to rules of the SEC for smaller reporting companies.

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

While there were no completed material changes made to our internal control over financial reporting from April 5, 2014 through July 4, 2014, our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. Some of the proposed and in process improvements include: the development of new or improved policies and procedures; the hiring of additional personnel in areas that the current personnel did not have sufficient knowledge and experience; implement training procedures on U.S. GAAP and the revised policies and procedures; and strengthening general controls around our information technology systems.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Management believes that the outcome of these matters will not have a material adverse effect upon the Company’s results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company, not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Additionally, although we intend to defend ourselves vigorously against all matters, we cannot assure that we will be able to do so successfully. Except, as disclosed below, reasonably possible losses are not material to the Company’s consolidated financial statements.

We and several employees that we have indemnified, pursuant to California labor law, have been sued by their former employer, a competitor of ours, alleging, among other things, breach of contract, violation of a non-competition agreement and the taking of trade secrets. The competitor has filed a compliant in Alameda County Superior Court in California claiming damages in excess of $3.5 million. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

A customer filed a lawsuit in New York Supreme Court in New York against us alleging the breach of a contract by us, claiming damages of $10.3 million. We are considering a counter suit alleging breach of contract among other matters. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements,

In addition to the foregoing, we are joined defendants in a variety of issues that mostly relate to workers compensation and liability issues that are covered by our insurance policy. We believe there are satisfactory defenses to each worker’s compensation and liability claim. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

Item 1A. Risk Factors

Information regarding risk factors appears in Part I – Item 1A of our annual report on Form 10-K for the year ended January 3, 2014. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended January 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Unregistered Securities

None

Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description	Incorporated by Reference to the Following Document:
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance	*
101.SCH	XBRL Schema	*
101.CAL	XBRL Calculation	*
101.DEF	XBRL Definition	*
101.LAB	XBRL Label	*
101.PRE	XBRL Presentation	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE RESOURCE SERVICES, INC.

Date: September 25, 2014	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: September 25, 2014	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description	Incorporated by Reference to the Following Document:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	*
101.SCH	XBRL Schema	*
101.CAL	XBRL Calculation	*
101.DEF	XBRL Definition	*
101.LAB	XBRL Label	*
101.PRE	XBRL Presentation	*

*	Filed herewith

