Form 10-Q
period 2014-10-03
Corporate Resource Services, Inc.
filed 2014-11-14
CIK 943110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-36060

(Exact name of Registrant as specified in its charter)

Delaware	80-0551965
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

The number of shares of Common Stock, $.0001 par value, outstanding as of October 3, 2014 was 158,015,000.

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

1

Corporate Resource Services, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except per share data)

	As of October 3, 2014	As of January 3, 2014
	(unaudited)
ASSETS
Current assets
Cash	$156	$32
Accounts receivable, net of allowance for doubtful accounts of $3,928 and $2,291 as of October 3, 2014 and January 3, 2014, respectively	113,217	96,739
Unbilled receivables	19,351	10,815
Related party receivable	1,536	2,335
Other current assets	1,398	1,220
Total current assets	135,658	111,141
Equity investment	6,389	1,952
Property and equipment, net	1,282	1,285
Intangible assets, net	15,402	8,546
Goodwill	24,710	19,682
Other assets	442	520
Total assets	$183,883	$143,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,987	$7,578
Accrued wages and related obligations - due to related party	18,919	9,449
Borrowings under receivables-based credit facility	74,342	73,460
Long-term debt - related party	21,888	748
Loan payable	-	1,600
Deferred income tax liability	310	-
Contingent consideration	615	658
Long-term debt	4,718	2,159
Total current liabilities	129,779	95,652
Long-term debt, net of current portion	2,320	1,069
Long-term debt - related party, net of current portion	15,000	15,000
Contingent consideration, net of current portion	4,397	2,615
Deferred income tax liabilities	2,085	1,880
Other liabilities	64	36
Total liabilities	153,645	116,252

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 225,000 shares authorized and 158,015 shares issued and outstanding as of October 3, 2014 and January 3, 2014	16	16
Additional paid-in capital	35,379	31,760
Retained earnings (accumulated deficit)	(5,261)	(4,976)
Accumulated other comprehensive income	104	74
Total stockholders' equity	30,238	26,874
Total liabilities and stockholders' equity	$183,883	$143,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the three months ended		For the nine months ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$260,265	$208,617	$724,743	$601,921
Revenues from related parties	20	20	60	60
Total revenue	260,285	208,637	724,803	601,981
Direct cost of producing revenues purchased from related parties	226,806	182,256	638,222	529,095
Direct cost of producing revenues	781	424	906	2,259
Total direct cost of producing revenues	227,587	182,680	639,128	531,354
Gross profit	32,698	25,957	85,675	70,627
Selling, general and administrative expenses purchased from related parties	13,489	10,833	39,958	37,286
Selling, general and administrative expenses	8,995	9,142	26,530	20,603
Non-cash equity compensation	1,192	1,936	3,619	2,864
Depreciation and amortization	896	460	2,919	1,211
Income (loss) from operations	8,126	3,586	12,649	8,663
Interest expense	(3,091)	(954)	(5,387)	(3,559)
Interest expense – related party	(1,241)	(465)	(2,874)	(1,245)
Gain (loss) from equity investments	(360)	(198)	(1,421)	(504)
Change in contingent consideration	(21)	(39)	(782)	(120)
Other expense (income)	(680)	(149)	(2,055)	(468)

Income (loss) before benefit from (provision for) income taxes	2,733	1,781	130	2,767
Benefit from (provision for) income taxes	(301)	(77)	(415)	(187)
Net income (loss)	$2,432	$1,704	$(285)	$2,580

Total net income (loss) per share:
Basic	$0.02	$0.01	$0.00	$0.02
Diluted	$0.01	$0.01	$0.00	$0.02
Weighted average shares outstanding:
Basic	158,015	159,841	158,015	159,668
Diluted	162,159	166,275	158,015	166,102

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(amounts in thousands)

	For the three months ended		For the nine months ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	2,432	1,704	(285)	2,580
Foreign currency translation adjustment	(4)	-	30	-
Comprehensive income (loss)	$2,428	$1,704	$(255)	$2,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Nine Months Ended
	October 3, 2014 (unaudited)	October 4, 2013 (unaudited)
Cash flows from operating activities:
Net income (loss)	$(285)	$2,580
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,919	1,211
Bad debt expense	1,722	394
Non-cash stock-based compensation	3,619	2,864
Accrued interest on outstanding loans	291	-
Change in fair value of contingent consideration	782	120
Loss on equity investment	1,421	504
Deferred tax liabilities	296	(1,044)
Deferred rent	28	(137)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable including unbilled receivables	(26,737)	(8,102)
Prepaid expenses	(178)	(1,273)
Other assets	78	79
Accrued wages and related obligations - due related party	9,470	5,508
Accounts payable and accrued liabilities	1,410	1,237
Net cash provided by (used in) operating activities	(5,164)	3,941

Cash flows from investing activities:
Purchase of property and equipment	(841)	(665)
Equity investment	(5,856)	(1,280)
Cash paid for business combinations	(6,000)	(828)
Net cash provided by (used in) investing activities	(12,697)	(2,773)

Cash flows from financing activities:
Principal payments on long-term debt	(2,993)	(1,582)
Short term borrowings	(1,600)	650
Loan payable - related party, net	21,939	2,772
Proceeds from (payments on) asset-based facility, net	882	(2,333)
Payments on contingent consideration	(152)	(251)
Net cash provided by (used in) financing activities	18,076	(744)
Foreign currency exchange rate effect on cash flows	(91)	-
Net change in cash	124	424
Cash at beginning of period	32	154
Cash at end of period	$156	$578

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	4,011	3,529
Cash paid for taxes	84	24
Non-cash investing and financing activities:
Financing on acquisitions	6,519	-
Assets acquired for issuance of debt	-	72

The accompanying notes are an integral part of these condensed consolidated financial statements.

CORPORATE RESOURCE SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1— Description of the Company and its Business

Corporate Resource Services, Inc. (together with its consolidated subsidiaries, “Corporate Resource Services", "CRS", the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a diversified technology, staffing, recruiting and consulting services firm. We provide cloud-based enterprise applications and hosting services to professional employer organizations (“PEO”) and staffing companies, as well as diversified staffing, recruiting and consulting services. The Company offers trained employees in the areas of Insurance, Information Technology, Accounting, Legal, Engineering, Science, Healthcare, Life Sciences, Creative Services, Hospitality, Retail, General Business and Light Industrial Work. Our blended staffing solutions are tailored to our customers’ needs and can include customized employee pre-training and testing, on-site facilities management, vendor management, risk assessment and management, market analysis and productivity/occupational engineering studies.

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

Note 2— Summary of Significant Accounting Policies

Fiscal Year

The 2014 fiscal year (“Fiscal Year”) is a 52 week fiscal year (“Fiscal Year 2014”) with four fiscal quarters of thirteen weeks each ending on April 4, 2014, July 4, 2014, October 3, 2014, and January 2, 2015. The 2013 fiscal year was a 53 week fiscal year (“Fiscal Year 2013”) with the first fiscal quarter of fourteen weeks ended on April 5, 2013 and three fiscal quarters of thirteen weeks each ended on July 5, 2013, October 4, 2013, and January 3, 2014 (each a “Fiscal Quarter”). For ease of presentation a Fiscal Quarter may be referred to as “three months”, and three Fiscal Quarters as “nine months”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending January 2, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended January 3, 2014 and our quarterly reports on Form 10-Q for the periods ended April 4, 2014 and July 4, 2014.

We have revised certain prior period presentations to reflect the correction of certain errors. In particular:

-	During the fiscal year ended January 3, 2014, we identified an error in our historical accounting for the factoring of our receivables to Wells Fargo, resulting in an understatement of our assets and liabilities included in our Condensed Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 by $74.8 million and $68.8 million, respectively. The error had no impact on revenues, operating income, taxable income, net income or net changes in cash for the three and nine months ended October 4, 2013.

-	During the fiscal year ended January 3, 2014, we also identified an error in our accounting for stock-based compensation expense relating to awards of shares, warrants to acquire common stock, and employee stock options as previously reported. The error resulted in an understatement of our selling, general and administrative expenses included in our Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 by approximately $2.5 million and $3.3 million, respectively. The Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 included herein has been revised to correct this error. The correction had no impact on revenues or net change in cash for the three and nine months ended October 4, 2013.

-	During the fiscal year ended January 3, 2014, we also identified an error in our accounting for deferred tax liabilities relating to the amortization of indefinite-life intangibles that originated during 2005, resulting in an understatement in liabilities in our Condensed Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $1.1 million and $0.9 million, respectively. The error also understated our deferred income tax provision included in our Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 by approximately $1.1 million and $0.2 million, respectively. The Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 included herein has been revised to correct this error. The correction had no impact on revenues, operating income, taxable income, or net change in cash for the three and nine months ended October 4, 2013.

-	During the fiscal year ended January 3, 2014, we also identified a number of miscellaneous errors relating to our accounting for cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, other liabilities and business combinations that resulted in an overstatement of assets included in our Condensed Consolidated Balance Sheet as of October 4, 2013 and December 28, 2012 of $0.7 million and $0.4 million, respectively. These errors also affected our operating income, taxable income and net income included in our Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 by $0.1 million, $0.0 million, $0.0 million, -$0.1 million, -$0.2 million and -$0.2 million, respectively. The Condensed Consolidated Statements of Operations for the three and nine months ended October 4, 2013 included herein have been revised to correct these errors.

-	During the fiscal year ended January 3, 2014, we also evaluated our consolidation of Abest Power & Gas, LLC, our joint venture in retail energy, and determined that Abest is an entity that should not be consolidated. We had presented the results of Abest as a consolidated entity in our financial statements as of and for the three months ended April 5, 2013. While the Condensed Consolidated Balance Sheets as of January 3, 2014 and October 3, 2014 and the Condensed Consolidated Statements of Operations for the three and nine months ended October 3, 2014 and October 4, 2013, included herein, do not include the assets, liabilities or equity of Abest, we do include our investment in Abest under the equity method of investment and currently report 100% of Abest’s losses as a loss on equity investment.

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

The following table sets forth the reconciliation of basic and diluted shares (amounts in thousands ):

	For the three months ended		For the nine months ended
	October 3, 2014	October 4, 2013	October 3, 2014	October 4, 2013
Basic weighted average shares of common stock outstanding	158,015	159,841	158,015	159,668
Dilutive effect of stock options and warrants	4,144	6,434	-	6,434
Diluted weighted average shares of common stock outstanding	162,159	166,275	158,015	166,102

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

Related Party

We have significant transactions with our majority shareholder who was the beneficial owner of approximately  80% and 90% of our outstanding shares of common stock as of October 3, 2014 and January 3, 2014, respectively, and has the ability to exercise control over us.

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

Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. We account for goodwill and intangible assets with indefinite useful lives in accordance with relevant accounting guidance related to goodwill and other intangible assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date around the 20th day of the second month of our fiscal fourth quarter or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets.

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

In order to perform the qualitative or quantitative testing, we determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. In identifying the reporting units, management considers the economic characteristics of the reporting units including the products and services provided, production processes, types or classes of customer and product distribution.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two or more operating segments may be aggregated into a single reportable segment if they have similar economic characteristics and are similar in the following areas: the nature of products and services; nature of production processes; type or class of customer; methods used to distribute products or provide services; and the nature of the regulatory environment, if applicable. We have three operating segments: Staffing, Software; and Screening Services. Our Staffing segment has similar types of products, contracts, customers and employees with all services being available for sale through the same network of our offices. Our Software segment sells licensed software and software as a service to the PEO market place. While our Screening Services segment primarily is utilized to leverage cost savings in our Staffing segment, it also sells screening services to customers in various market places. Since neither the Software segment nor the Screening Services segment meet the size criteria to be their own reporting segment, we have aggregated them into our Staffing reporting segment. Our chief operating decision maker is our CEO, who reviews financial information presented on a Company-wide basis for purposes of allocating resources and evaluating financial performance.

In fiscal 2013, with the acquisition of FlexPlus we acquired and operate facilities in the United Kingdom. As of October 3, 2014 and January 3, 2014, 95% and 97%,  of our assets  are located in the United States, respectively.

Recently Issued Accounting Standards to be Adopted

In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the intangible assets acquired. The amounts below are preliminary and are subject to change (in thousands)(unaudited):

January 31, 2014
Property, plant, and equipment	$16
Customer relationships	5,609
Non-competition agreement	1,107
Goodwill	3,019
Total purchase price	$9,751

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We utilized third-party valuations of the intangible assets acquired. The amounts below are preliminary and are subject to change (in thousands)(unaudited):

January 31, 2014
Property, plant , and equipment	$70
Customer relationships	1,565
Goodwill	1,133
Total purchase price	$2,768

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

Abest Power & Gas, LLC Joint Venture

In January 2013, we entered into the retail energy services industry through the formation of Abest, a joint venture with Rosa Power, LLC. Based on the level of equity investment at risk, Abest is a VIE. While we and Rosa Power, LLC are partners who share equally in voting control, power is not shared because Rosa Power, LLC, through its owner, the President of Abest, directs the significant activities of Abest that most significantly impact its economic performance, including selection of vendors, systems, marketing, pricing, balancing energy purchase commitments against energy sales commitments, as well as selection and retention of key management personnel. Accordingly, we have determined that we are not the primary beneficiary of Abest and account for our investment in Abest using the equity method. We have contributed $1.3 million  and $5.9 million to Abest during the three and nine months ended October 3, 2014, respectively. The contributions did not impact our ownership interest, voting control or governance rights related to Abest.

While we have no further funding commitments pursuant to the operating agreement, we may provide additional funding to Abest, if necessary. On August 25, 2014, the Abest venture was restructured wherein; a holding company (“Abest Power Holdings LLC”) was formed and became the 100% holder of the all interest in Abest. As part of the restructuring, Abest admitted BP Energy Company (“BP”) as special member who does not participate in the profits or losses of Abest but has the sole right to determine when, and if, distribution to the other members takes place. In addition to the foregoing, we entered into an agreement with BP where we guarantee the payment of any unpaid liability of Abest to BP up to an aggregate of $4.0 million. Pursuance to the guidance, we have determined the fair value of the guarantee as $0.1 million and have included it as part of our investment in Abest, as required. We will reassess the fair value of the guarantee each quarter in accordance with the guidance and include such changes, if any, other comprehensive income. Due to the short period of time from the initial measurement date to the end of this fiscal quarter, we have elected not to re-measure the guarantee at the end of this fiscal quarter.

As result of the restructuring and guarantee, we determined that it was appropriate revaluate Abest as a VIE. Based on our assessment, we determined that Abest is still a VIE and that Abest remains an entity controlled by Rosa Power, LLC. We also performed a step one impairment test on our investment in Abest and determined that the investment is not impaired as of October 3, 2014.

The partnership agreement calls for preferential distributions until our funding has been recouped. Abest’s subsequent cash distributions will be shared equally between us and Rosa Power, LLC. In accordance with the venture agreement, losses generated by Abest are generally allocated to both investors based on their proportionate ownership interests. However, we have recorded our portion of Abest’s losses based upon accounting policies for equity method investments. The accumulated operating losses at Abest exceeded the equity contributed to Abest. In accordance with the accounting guidance, we have recorded 100% of Abest’s net losses against the carrying value of the investment. We will continue to record 100% of Abest's operating losses as long as we provide all the funding to Abest and Abest’s accumulated losses continues to exceed the equity contributed. All of Abest's future net income will initially be recorded by us until we recover losses absorbed in excess of our equity ownership interest.

The carrying value of the Company's investment in Abest was $6.4 million as of October 3, 2014 net of $2.2 million  in accumulated investment losses and $1.9 million as of January 3, 2014, net of $0.8 million  in accumulated investment loss.

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

Strategic Minor Transactions

During the nine months ended October 3, 2014, the Company entered into additional strategic transactions to increase market share in certain markets that did not require more than nominal cash consideration. The transactions are not individually or in the aggregate material to our financial position or results of operations. We are evaluating these transaction to determine the appropriate accounting treatment and what the amounts to record to fixed assets, intangibles, goodwill and liabilities, if any.

The Company’s strategic minor acquisitions during the nine months ended October 3, 2014 had an aggregate purchase price totaling $2.3 million and included: Personally Yours, Inc., based in Florida; Temploy, Inc., whose business is concentrated in Southern California; Personnel Solutions, Inc., which is based in Iowa; and Nationwide Security Screening, which is based in Melville, NY.

The foregoing acquisitions were not material to our financial condition or results of operations. Additionally, the pro-forma consolidated statements of income, as if the results of these acquisitions had been included in our consolidated results for fiscal quarters ended October 3, 2014 and October 4, 2013, would not have been materially different from our reported consolidated statements of income for these periods.

Note 4— Intangible Assets and Goodwill

The following table presents details of the Company’s intangible assets, estimated lives, related accumulated amortization and goodwill as of October 3, 2014 and January 3, 2014 (in thousands):

As of October 3, 2014 (unaudited)
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net	Useful Lives
Customer lists and relationships	$25,058	$-	$(11,560)	$197	$13,695	3 to 10 years
Backlog	$338	$-	$(338)	$-	-	6 to 10 years
Non-competition agreements	$3,226	$(112)	$(2,156)	$1	959	2 to 5 years
Trade name	$1,044	$(197)	$(144)	$45	748	20 years
Intellectual property	$466	$-	$(466)	$-	-	5 years
Lease agreements	$250	$-	$(250)	$-	-	5 years
Total	$30,382	$(309)	$(14,914)	$243	$15,402
Goodwill	$24,647	$-	$-	$63	$24,710	Indefinite Life

As of January 3, 2014
	Gross	Accumulated Impairment	Accumulated Amortization	Adjustments	Net	Useful Lives
Customer lists and relationships	$17,474	$-	$(10,056)	$92	$7,510	3 to 10 years
Backlog	338	-	(338)	-	-	6 to 10 years
Non-competition agreements	2,119	(112)	(1,722)	-	285	2 to 5 years
Trade name	1,040	(197)	(112)	20	751	20 years
Intellectual property	466	-	(466)	-	-	5 years
Lease agreements	250	-	(250)	-	-	5 years
Total	$21,687	$(309)	$(12,944)	$112	$8,546
Goodwill	$19,622	$-		$60	$19,682	Indefinite Life

We performed our annual qualitative assessment for indicators of goodwill impairment as of October 5, 2013 and determined that no events existed or circumstances lead to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Based on this assessment we determined that we were not required to perform a step one analysis. We continue to monitor for indicators of impairment and will evaluate our goodwill, indefinite lived intangibles and long lived assets as conditions warrant. For the nine months ended October 3, 2014, we noted no indicators of impairment.

The following table summarizes our changes in intangible assets (in thousands)(unaudited):

	As of January 3, 2014	Additions	Amortization	Adjustments	As of October 3, 2014
Customer lists and relationships	$7,510	$7,583	$(1,486)	$88	$13,695
Non-competition agreements	285	1,107	(453)	20	959
Trade name	751	5	(31)	23	748
Total	$8,546	$8,695	$(1,970)	$131	$15,402
Goodwill (indefinite life)	$19,682	$4,965		$63	$24,710

The Company recorded amortization expense of $0.7 million and $2.0 million for the three and nine months ended October 3, 2014 and $0.3 million and $0.4 million for the three and nine months ended October 4, 2013, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the Fiscal Year ending is as follows (in thousands)(unaudited):

Intangible Amortization
January 2, 2015	$674
January 1, 2016	2,658
December 30, 2016	2,005
December 29, 2017	1,902
December 28, 2018	1,891
Thereafter	$6,272

Note 5— Accounts Receivable

Wells Fargo Bank, National Association Agreement

On June 20, 2014 Corporate Resource Services, Inc. and its associated entities (Accountabilities, Inc,; Diamond Staffing Services, Inc.; Insurance Overload Services, Inc.; TS Staffing Services, Inc.; Corporate Resource Development Inc.; and Integrated Consulting Group, Inc.) each executed an amendment to their account purchase agreement with Wells Fargo (the "Agreements") that effectively extends the term of the existing Agreements through June 30, 2015, provides for an aggregate of $80 million in financing of receivables at an annual rate equal to London Interbank Offered Rate (“LIBOR”) plus 4.25% to 6.17%, establishes financial covenants and milestones for the Company to maintain, and provides for other material fees over the course of the term.

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

Fees charged under the Facility are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $2.2 million and $2.7 million for the three and nine months ended October 3, 2014, respectively. The terms of our agreements with Wells Fargo, that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. This increase is the result of additional fees, included in interest expense, charged and to be charged by Wells Fargo under our revised agreements. The agreement contemplates these additional fees of approximately: $0.5 million, $2.1 million, $3.0 million, and $3.9 million for the calendar quarters ended September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015, respectively. In accordance with the accounting guidance we are recognizing the monitoring fees as interest expense using the effective interest rate method. We are seeking to replace our financing facility as soon as possible but cannot assure you that we will be able to secure a replacement.

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

Note 6— Related Parties

Tri-State, a related party, provides professional employer services to us as part of a co-employment arrangement where Tri-State is the employer of record and we are the worksite employer. Professional employer services provided by Tri-State include payroll services, administration of employee benefits, workers' compensation insurance coverage, customer invoicing and accounts receivable collection services. These arrangements allow us to reduce certain insurance risks and costs. Due to the timing and payment of invoices received, the aggregate amount payable for accrued wages and related obligations provided by Tri-State was $18.9 million and $9.4 million as of October 3, 2014 and January 3, 2014, respectively. Tri-State has agreed that they will modify the terms of their invoices to us, when and if necessary, for us to meet our cash flow and debt covenant obligations.

We are charged the wages and associated payroll taxes for the employee plus an agreed upon rate for workers' compensation and health insurance as well as an administrative fee. The total amounts charged by Tri-State for the three and nine months ended October 3, 2014 were $232.1 million and $652.9 million, respectively, and for the three and nine months ended October 4, 2013 were $190.9 million and $561.4 million, respectively. The amounts owed to Tri-State are classified as related party loans payable.

The principal amount increases or decreases based on periodic borrowings or repayments and each subsidiary of the Company is charged interest at the rate of 12% per annum of their net loan payable. The related party loans payable are due on demand, subject to the restrictions described below. On June 20, 2014, in conjunction with our amendments to the Wells Fargo Accounts Purchase Agreements, Tri-State agreed that we would not be required to reduce the outstanding balance on the related party loans payable below $15 million for a period of at least one year. On June 20, 2014, in conjunction with our amendments to the Wells Fargo Accounts Purchase Agreements, Tri-State agreed, as amended, that we would not be required to reduce the outstanding balance on the related party loans payable below $15 million any earlier than October 15, 2015. During the three and nine months ended October 3, 2014, we recognized $1.2 million and $2.9 million of related party interest expense, respectively. During the three and nine months ended October 4, 2013, we recognized $0.5 million and $1.2 million of related party interest expense, respectively.

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

Note 7— Liabilities

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands)

	October 3, 2014 (unaudited)	January 3, 2014
Accounts payable	$2,478	$2,128
Accrued expenses	719	440
Sales, use and other taxes	2,592	1,612
Customer deposits	372	205
Deferred revenue	404	348
Other	2,422	2,845
Total accounts payable and accrued liabilities	$8,987	$7,578

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

Long-term debt at October 3, 2014 and January 3, 2014 consists of the following (in thousands, except payment amounts):

Instrument	Matures	Interest Rate	Payments required	Balance as of October 3, 2014 (unaudited)	Short term portion (unaudited)	Balance as of January 3, 2014	Short Term portion
Instrument A	3/7/2015	4.8%	Lump sum payable March 7, 2015	$440	$440	$869	$385
Instrument B	11/12/2014	5.1%	Lump sum payable November 12, 2014	838	838	793	786
Instrument C	5/24/2015	3.5%	Lump sum $225,000 due on February 21, 2014 and on May 24,2015	220	220	438	216
Instrument D	10/17/2015	10.8%	$100,000 semi-annual through October 17, 2015	179	80	353	166
Instrument E	1/1/2015	4.6%	$27,885 per month for 26 months commencing on December 1, 2012 to January 1, 2015	53	53	298	129
Instrument F	11/12/2014	10.0%	Due on demand any time through Nov 12, 2014	214	214	264	264
Instrument I	2/28/2016	4.6%	$208,333 per month for 24 months commencing on March 3, 2014 to Feb 28, 2016	3,215	2,393	-	-
Instrument J	2/10/2018	4.8%	$500,000 annual payment through February 10, 2018	1,822	423	-	-
Other Instruments	Various	Various	Various	57	57	213	213
				$7,038	$4,718	$3,228	$2,159

The aggregate amounts of debt maturing after October 3, 2014 are as follows (in thousands)(unaudited):

Fiscal Year ended:
January 2, 2015	$1,378
January 1, 2016	3,917
December 30, 2016	958
December 29, 2017	542
December 28, 2018	528
Total	$7,323

Contingent Consideration

In the course of various acquisitions, we assume certain obligation to the sellers as part of the purchase consideration. These obligations are not fixed in amount but rather are subject to acquisitions achieving certain results or reaching certain milestones. At the date of acquisition and at the end of each quarter, we estimated the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Business Combinations and in note Fair Value Measurements. We evaluated our outstanding contingent consideration at October 3, 2014 and January 3, 2014 and it consists of the following at fair value (in thousands):

Contingent Consideration	Matures	Payments required	Balance as of October 3, 2014 (unaudited)	Short-term portion (unaudited)	Balance as of January 3, 2014	Short-term portion
A	9/7/2019	1.5% of sales of acquired business through September 7, 2013 and 1% of sales thereafter until September 07, 2019	$835	$213	$789	$179
B	9/26/2015	0.5% of revenues of acquired business through September 26, 2015	133	126	125	125
C	Perpetual	5.00% of revenue generated from a certain client in perpetuity	2,910	113	2,359	354
D	Perpetual	1.25% of gross payroll	511	115	-	-
E	Perpetual	40% of Net Income Quarterly	623	48	-	-
Total			$5,012	$615	$3,273	$658

Long-term debt - related party

Please see Note Related parties.

Note 8— Equity-Based Compensation

The Company recorded $1.2 million and $3.6 million of stock compensation expense for the three and nine months ended October 3, 2014, respectively, compared to $1.9 million and $2.9 million for the three and nine months ended October 4, 2013, respectively. As of October 3, 2014, there is $8.5 million of unrecognized compensation expense related to share-based compensation arrangements and warrants to purchase 750,000 shares of common stock outstanding.  No options have been granted to date under the Company’s equity incentive plan, nor have any shares been issued pursuant to the Company’s employee stock purchase plan.

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

The major category of liabilities measured on a recurring basis, at fair value, as of October 3, 2014 and January 3, 2014 are as follows (in thousands):

	As of October 3, 2014 (unaudited)
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$5,012	$5,012

	As of January 3, 2014
	Level 1	Level 2	Level 3	Total
Contingent consideration	$-	$-	$3,273	$3,273

A reconciliation of the amount in Level 3 is as follows (in thousands)(unaudited):

Level 3
Balance at January 3, 2014	$3,273
Addition of contingent consideration	1,021
Payment on contingent consideration	(152)
Fair value adjustment of contingent consideration	782
Effect of foreign currency exchange	88
Balance at October 3, 2014	$5,012

We estimate the fair value of the contingent consideration by applying various probabilities and discount factors to each of the various performance milestones as further discussed in note Summary of Significant Accounting Policies - Business Combinations. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in the guidance. We utilized discount rates for the time value of the contingent payments and estimated probabilities related to the anticipated revenue or gross margin-related contingent payments. These rates were determined based on the nature of the milestone, the risks and uncertainties involved and the time period until the milestone was measured. The estimating of probabilities and discounts requires significant judgment and the results may vary materially from the estimates.

We evaluate certain assets for fair value on a non-recurring basis when there are indications of impairment. For the nine months ended October 3, 2014, we did not note any indicators of impairment. In the periods ending October 3, 2014 and October 4, 2013 we measured certain assets consistent with Level 3 measurement principles using an income approach based on a discounted cash flow model in order to determine the amount of impairment, if any.

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

The components of accumulated other comprehensive income are (in thousands):

October 3, 2014 (unaudited)	Gross	Taxes	Net
Translation adjustments	104	-	104
Accumulated other comprehensive income	104	-	104

January 3, 2014	Gross	Taxes	Net
Translation adjustments	74	-	74
Accumulated other comprehensive income	74	-	74

Note 11— Commitments, Contingencies and Other Matters

Lease Commitments

As of October 3, 2014, the Company had operating leases, primarily for office premises, expiring at various dates through 2018. Future minimum rental commitments under operating leases are as follows (in thousands)(unaudited):

Fiscal Year ended:
January 2, 2015	$615
January 1, 2016	1,492
December 30, 2016	376
December 29, 2017	101
December 28, 2018	53
Thereafter	-
Total	$2,637

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

We and several employees that we have indemnified, pursuant to California labor law, have been sued by their former employer, a competitor of ours, alleging, among other things, breach of contract, violation of a non-competition agreement and the taking of trade secrets. The competitor has filed a complaint in Alameda County Superior Court in California claiming damages in excess of $3.5 million. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

A customer filed a lawsuit in New York Supreme Court in New York against us alleging the breach of a contract by us, claiming damages of $10.3 million. We have filed counter claims alleging breach of contract among other matters. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

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

As of October 3, 2014, we operated approximately 250 staffing and on-site facilities throughout the United States and in the United Kingdom and we offer our services to a wide variety of clients in many industries, ranging from sole proprietorships to Fortune 1000 companies.

As of October 3, 2014, we employed approximately 800 full time and part time employees in our operations.

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

Three Months Ended October 3, 2014 and October 4, 2013

Revenues

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total revenue	$260,285	$208,637	$51,648	25%

The increase in revenues is primarily attributable to acquisitions that we made late in 2013 and in the first quarter of 2014 that added $32.1 million in revenues. Excluding the impact of acquisitions, we generated organic revenue growth of approximately $19.5 million or 38% of the growth in the three months ended October 3, 2014. We were able to generate this growth despite our continued strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct Cost of Producing Revenues

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total direct cost of producing revenues	$227,587	$182,680	$44,907	25%

As a percentage of revenues, our cost of producing revenues decreased slightly from 87.6% during the three months ended October 4, 2013, to 87.4% during the three months ended October 3, 2014. Wages represented a smaller percentage of revenues for the three months ended October 3, 2014, reflecting improved pricing to our customers as compared to the year-ago period. In addition, payroll tax expense as a percentage of revenues decreased, as did the administrative fee charged to us by Tri-State for the payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration it provides to us. These increases were offset by an increase in workers’ compensation insurance expense compared to the prior year period.

Gross profit

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Gross profit	$32,698	$25,957	$6,741	26%
Gross margin %	12.6%	12.4%

As a percentage of revenues, gross margin percentage increased slightly for the three months ended October 3, 2014 compared to the prior year period. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to continue to see improvements in gross margin percentage as these initiatives yield results. However, competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs may act as a drag on our future gross margins.

Selling, General and Administrative Expenses

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total selling, general and administrative expenses	$22,484	$19,975	$2,509	13%
% of Revenues	8.6%	9.6%

Total selling, general and administrative expenses as a percentage of revenues decreased from 9.6% for the three months ended October 4, 2013, to 8.6% of revenues for the three months ended October 3, 2014, despite an overall increase of $2.5 million. The increase was primarily due to fees incurred with the change in auditors and the review of our previously reported financial statements, which accounted for approximately $1.1 million of the increase. Additional increases were due to costs relating to supporting our revenue growth, including expenses related to acquired operations, which amounted to $3.1 million. These increases were offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation. These efforts yielded a reduction in costs of $1.7 million compared to the prior year period.

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

Depreciation and Amortization

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Depreciation and amortization	$896	$460	$436	95%
% of Revenues	0.3%	0.2%

For the three months ended October 3, 2014, the change is primarily due to acquisitions.

Income (Loss) from Operations

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Income (loss) from operations	$8,126	$3,586	$4,540	127%
% of Revenues	3.1%	1.7%

The factors described above, primarily the increase in gross profit, resulted in a 127% increase in income from operations for the three months ended October 3, 2014 compared to the prior year period.

Interest Expense

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total interest expense	$(4,332)	$(1,419)	$(2,913)	205%
% of Revenues	1.7%	0.7%

Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense increased to $4.3 million compared to $1.4 million in the prior year period. This increase was primarily due to higher overall borrowing costs on our receivables-based credit facility. We recorded $1.2 million and $0.5 million of interest on related party balances for the three months ended October 3, 2014 and October 4, 2013, respectively. Of the increase, $0.7 million was due to a higher average loan balance for the three months ended October 3, 2014 compared to the prior year period. Additionally, for the three months ended October 3, 2014, we incurred $1.7 million in interest expense related to monitoring fees, of which, $0.6 million was paid in the current period.

Gain (Loss) on Equity Investment

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Gain (loss) from equity investments	$(360)	$(198)	$(162)	82%
% of Revenues	0.1%	0.1%

We recorded losses on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.

Loss on Contingent Consideration

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Change in contingent consideration	$(21)	$(39)	$18	-46%
% of Revenues	0.0%	0.0%

The fair value of contingent considerations is re-measured each quarter and the change is reported as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates.

Income Tax Benefit (Provision)

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Benefit from (provision for) income taxes	$(301)	$(77)	$(224)	291%
Effective tax rate	11.0%	4.3%

For the three months ended October 3, 2014, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles and state and local income taxes.  For the three months ended October 4, 2013, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Net Income (Loss)

	For the three months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Net income (loss)	$2,432	$1,704	$728	43%
% of Revenues	0.9%	0.8%

For the three months ended October 3, 2014, the increase in net income to $2.4 million compared to the prior year period net income of $1.7 million was due to the factors described above.

Nine Months Ended October 3, 2014 and October 4, 2013

Revenues

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total revenue	$724,803	$601,981	$122,822	20%

The increase in revenues is primarily attributable to acquisitions that we made late in 2013 and in the first quarter of 2014 that added $88.6 million in revenues. In addition, the prior year period included twenty-seven weeks of operations as compared to twenty-six weeks in the first six months of 2014. Excluding the impact of the additional week, we generated organic revenue growth of approximately $48.2 million, or 35% of the growth in the nine months ended October 3, 2014. We were able to generate this growth despite the severe winter weather in the U.S., which caused an overall reduction in economic activity during the first quarter. In addition, we continued to execute on our strategy to eliminate a select number of unprofitable accounts. We expect that our sales force, especially those whose previous staffing firms may have exited the industry, will continue to aggressively grow revenues from existing and new customers for the foreseeable future. We expect to be able to supplement this organic growth with strategic acquisition opportunities as they arise and by increasing the number of value-added services we offer to the marketplace.

Direct cost of producing revenues

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total direct cost of producing revenues	$639,128	$531,354	$107,774	20%

As a percentage of revenues, our cost of producing revenues decreased to 88.2% during the nine months ended October 3, 2014 as compared to 88.3% for the prior year period. Payroll tax expense as a percentage of revenues declined, as did the administrative fee charged to us by Tri-State for the payroll services, workers' compensation coverage and related risk management programs, and payroll tax and employee benefit plan administration it provides to us. These decreases were offset by a larger percentage of revenues being comprised of wages for the nine months ended October 3, 2014 as the percentage of light industrial labor revenue increased slightly. In addition, workers’ compensation insurance expense increased slightly compared to the prior year period.

Gross profit

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Gross profit	$85,675	$70,627	$15,048	21%
Gross margin %	11.8%	11.7%

As a percentage of revenues, gross margin percentage increased to 11.8% for the nine months ended October 3, 2014 compared to 11.7% in the prior year period. We continue to implement initiatives intended to increase our gross profit, including (i) the diversification of our service offerings, such as Summit's technology and related services; (ii) the continued review of pricing charged to all customers; and (iii) more effective management of unemployment claims to reduce the related state unemployment taxes. We expect to continue to see improvements in gross margin percentage as these initiatives yield results. However, we still see the potential for competitive pricing pressures, increased payroll tax costs at the state level and higher workers’ compensation insurance costs to act as a drag on our future gross margins.

Selling, General and Administrative Expenses

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total selling, general and administrative expenses	$66,488	$57,889	$8,599	15%
% of Revenues	9.2%	9.6%

As a percentage of revenues, total selling, general and administrative expenses decreased to 9.2%, despite an increase of $8.6 million, due primarily to $4.1 million of fees incurred with the change in auditors and the review of our previously reported financial statements, as well as additional costs relating to supporting our revenue growth, including the expenses of acquired operations which totaled $7.5 million. These increases were offset by our ability to curb and reduce non-personnel costs including our ongoing consolidation of offices and functions in connection with our announced rebranding and consolidation. These efforts yielded a reduction in costs of $3.0 million compared to the prior year period.

Our revenue growth has allowed us to better leverage our fixed costs. In addition, we have completed and continue to undertake initiatives to reduce selling, general and administrative expenses through consolidation of select offices and administrative functions. We expect that the integration of recently acquired operations, as well as the growth of revenues, will reduce selling, general and administrative expenses as a percentage of revenues in 2014 and beyond.

Depreciation and Amortization

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Depreciation and amortization	$2,919	$1,211	$1,708	141%
% of Revenues	0.4%	0.2%

For the nine months ended October 3, 2014, the change is primarily due to acquisitions.

Income (Loss) from Operations

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Income (loss) from operations	$12,649	$8,663	$3,986	46%
% of Revenues	1.7%	1.4%

The factors described above, primarily the increase in gross profit, resulted in an increase in income from operations for the nine months ended October 3, 2014 compared to the prior year period.

Interest Expense

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Total interest expense	$(8,261)	$(4,804)	$(3,457)	72%
% of Revenues	1.1%	0.8%

Interest expense includes the net discounts associated with the factoring of accounts receivable, as well as interest on debt associated with our acquisitions and financing our operations. Interest expense relating to the factoring arrangement increased 75% to $4.9 million compared to $2.8 million in the prior year period. This increase was due to higher overall borrowing costs under the facility, offset by the transfer of our borrowings on Accountabilities and ICG receivables from Amerisource to Wells Fargo in the second and fourth quarters of 2013. Additionally, in the nine months ended October 3, 2014 we incurred $1.7 million in interest expense related to monitoring fees, of which, $0.6 million was paid in the current period.

In addition, we recorded $2.9 million and $1.2 million of interest on related party balances for the nine months ended October 3, 2014 and October 4, 2013, respectively. The increase of $1.7 million was due to a higher average loan balance for the nine months compared to the prior year period.

Gain (Loss) on Equity Investment

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Gain (loss) from equity investments	$(1,421)	$(504)	$(917)	182%
% of Revenues	0.2%	0.1%

We recorded losses on our investment in Abest Power and Gas, LLC ("Abest") using the equity method of accounting. Abest is a joint venture formed in January 2013 with Rosa Power, LLC.

Loss on Contingent Consideration

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Change in contingent consideration	$(782)	$(120)	$(662)		*
% of Revenues	0.1%	0.0%

* Not meaningful

The fair value of contingent considerations is re-measured each quarter and the change is reported as a current period gain or loss. Fair value of contingent consideration requires us to make subjective judgments with regards to future events including discount rates.

Income Tax Benefit (Provision)

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Benefit from (provision for) income taxes	$(415)	$(187)	$(228)	122%
Effective tax rate	-319.2%	6.8%

For the nine months ended October 3, 2014, our effective tax rate differed from the federal statutory rate of 34% due tax expense associated with indefinite lived intangibles and state and local income taxes.  For the nine months ended October 4, 2013, our effective tax rate differed from the federal statutory rate of 34% due to tax expense associated with indefinite lived intangibles, valuation allowance release and state and local income taxes.

We do not record U.S. income tax expense for foreign earnings which we intend to reinvest indefinitely to expand our international operations. If in the future we decide to repatriate such foreign earnings, U.S. income tax expense and our effective tax rate could increase or decrease in that period.

Net Income (Loss)

	For the nine months ended		Dollar Change Period to Period	Percentage Change Period to Period
dollars in thousands	October 3, 2014	October 4, 2013
Net income (loss)	$(285)	$2,580	$(2,865)	-111%
% of Revenues	0.0%	0.4%

For the nine months ended October 3, 2014, we incurred a net loss of $0.3 million compared to net income of $2.6 million in the prior year period due to the factors described above.

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

Cash Flows

For the nine months ended October 3, 2014, net cash provided by financing activities of $18.1 million was offset by cash used in operating activities of $5.2 million and cash used in investing activities of $12.7 million. For the nine months ended October 4, 2013, cash provided by operating activities of $3.9 million was offset by cash used in investing activities of $2.8 million and cash used in financing activities of $0.7 million.

Our cash used in operating activities decreased by $9.1 million due primarily to an increase in trade receivables and unbilled receivables of $18.6 million for the nine months ended October 3, 2014 compared to the prior year period. Cash was provided by a $4.0 million increase in accrued wages and related obligations – due to a related party. Changes in non-cash items included in operating activities included the following:

•	$1.7 million increase in depreciation and amortization expense included in net loss
•	$1.3 million increase in bad debt expense included in net loss
•	$0.8 million increase in non-cash stock-based compensation expense included in net loss
•	$0.7 million increase in the change in fair value of contingent consideration included in net loss
•	$0.9 million increase in loss on equity investments included in net loss

Cash used in investing activities increased by $9.9 million for the nine months ended October 3, 2014 compared to the prior year period. Cash used in business combinations increased by $5.2 million, cash used in equity investments increased by $4.6 million and cash used in the purchase of property and equipment increased by $0.2 million. Cash provided from financing activities increased by $17.3 million primarily as a result of increased loans payable to related party of $19.2 million and decreased payments on asset-based facility of $3.2 million, offset by additional principal payments on long-term debt of $1.4 million and additional payments on short-term borrowings of $2.3 million.

We believe that improving cash flows from operating activities through improved operating profitability, the refinancing of our asset-based credit facility and other working capital management will enable us to finance our growth through acquisitions or other initiatives. We also believe these sources of cash will be sufficient to fund the monitoring fees contemplated by the extension of our Facility with Wells Fargo, should we be unable to replace the Facility.

Working Capital

As of October 3, 2014, we had working capital of $5.9 million as compared $15.5 million as of January 3, 2014. The decrease of $9.6 million was primarily due to our increased borrowings from related parties. We are engaged in several activities to further increase current assets and/or decrease current liabilities, including seeking additional reductions in operating expenditures and increases in operating efficiencies. In order to service our debt, maintain our current level of operations, as well as fund the increasing costs of being a public reporting company and our growth initiatives, we must be able to generate or obtain sufficient amounts of cash flow and working capital. Our management has engaged, and continues to engage, in activities to accomplish these objectives, including focusing on increased profitability and raising new outside capital. Our existing asset-based factoring facility with Wells Fargo is scheduled to expire on June 30, 2015. Management has been negotiating with a number of potential lenders to refinance the borrowings under the Wells Fargo credit facility. Based on the above activities, we believe that we should have adequate resources to meet our operating needs for the next twelve months. In the event that we are unable to replace the Wells Fargo credit facility by June 30th or to secure an extension of the facility it would adversely affect our current level of operations and financial condition.

Our subsidiaries are currently participating in account purchase agreements with Wells Fargo, under which the maximum amount of trade receivables that can be sold by our subsidiaries in the aggregate is $80 million. As collections reduce previously sold receivables, the subsidiaries may replenish these with new receivables. As of October 3, 2014 and October 4, 2013 trade receivables of $89.7 million and $72.2 million, had been factored and remained outstanding, and amounts due from Wells Fargo for collected reserves totaled $ 17.0 million and $7.5 million, respectively. Interest charged on the amount of receivables sold prior to collection is charged at an annual rate equal to the 90-day London Interbank Offered Rate plus 4.25% to 6.17% per annum. Receivables sold may not include amounts that are over 90 days past due.

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

Interest expense charged under the Wells Fargo trade accounts receivable factoring agreement is included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $4.9 million and $2.8 million for the nine month periods ended October 3, 2014 and October 4, 2013, respectively. Interest expense charged under the Amerisource facility was included in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.8 million for the nine month period ended October 4, 2013. Tri-State and Robert Cassera, who together with affiliated persons owned approximately 80% of our outstanding shares of common stock as of the date hereof, have guaranteed our obligations to Wells Fargo.

Fees charged under the Facility are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and amounted to $2.2 million and $2.7 million for the three and nine months ended October 3, 2014, respectively, of which $1.7 million are related to monitoring fees. The terms of our agreements with Wells Fargo, that we entered into on June 20, 2014, provide for significantly higher financing charges beginning in September 2014. This increase is the result of additional fees, included in interest expense, charged and to be charged by Wells Fargo under our revised agreements. The agreement contemplates these additional fees of approximately: $0.5 million, $2.1 million, $3.0 million, and $3.9 million for the calendar quarters ended September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015, respectively. We are seeking to replace our financing facility as soon as possible but cannot assure you that we will be able to secure a replacement.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company entered into a transaction with BP Energy (“BP”) wherein we agreed to provide a standby guarantee of $4 million in the event that Abest, our unconsolidated equity investment, defaults on their obligations to BP by Abest pursuant to their preferred supplier agreement. Please see Note 3 – Acquisitions and Joint Ventures in our Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

The Company has not entered into any other transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company other than those previously disclosed in either this Current Report on Form 10-Q or our Annual Report on Form 10-K filed July 1, 2014.

Lease Commitments

We typically lease office space on leases that are typically for terms not exceeding three years and generally provide renewal options for terms not exceeding an additional three years or convert to month to month rental agreements. As of October 3, 2014, the Company’s total future minimum lease payments under non-cancelable operating leases were $2.6 million related to leases for office space.

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

Related Party

We have significant transactions with our majority shareholder who is the beneficial owner of approximately  80% and 90% of our outstanding shares of common stock as of October 3, 2014 and January 3, 2014, respectively, and has the ability to exercise control over us.

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

Intangible Assets

Goodwill represents the excess cost of an acquisition over the fair value of the net assets acquired. We account for goodwill and intangible assets with indefinite useful lives in accordance with relevant accounting guidance related to goodwill and other intangible assets, which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level. Our policy is to perform this annual impairment test in the fourth quarter, using a measurement date around the 20th day of the second month of our fiscal fourth quarter or more frequently if impairment indicators arise. Impairment indicators include, among other conditions, cash flow deficits, a historical or anticipated decline in revenue or operating profit, adverse legal or regulatory developments and a material decrease in the fair value of some or all of the assets.

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

In order to perform the qualitative or quantitative testing, we determine if it is appropriate to use the operating segment, as defined under guidance for segment reporting, as the reporting unit, or one level below the operating segment, depending on whether certain criteria are met. In identifying the reporting units, management considers the economic characteristics of the reporting units including the products and services provided, production processes, types or classes of customer and product distribution.

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

Recently Issued Accounting Standards to be Adopted

In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our Consolidated Financial Statements. We are currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 3, 2014 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of October 3, 2014. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of October 3, 2014 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of October 3, 2014:

•	Financial Accounting and Reporting

Management identified that we had: inadequate controls over journal entries and approvals; inadequate account reconciliation controls; lacked sufficient personnel with knowledge, experience, and training in U.S. GAAP; lacked a formalized process for determining, documenting, communicating, implementing, monitoring or updating accounting policies and procedures; and lacked effective controls over the period-end financial close and reporting processes. The foregoing weaknesses resulted in actual or potential misstatements in many accounts including: accounts receivable; equity based compensation; equity method intangible assets including goodwill; debt and provision for income taxes. Based on the nature of noted deficiencies, management concluded that each of these deficiencies resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, each of these constitutes a material weakness.

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

Specifically, we made the following material change to our internal control over financial reporting from July 4, 2014 through October 3, 2014: hired an SVP-Finance who is a CPA with extensive U.S. GAAP technical accounting knowledge, SEC reporting experience and accounting process implementation and remediation experience;  implemented controls over journal entries and approvals;  implemented processes to reconcile material account balances; implemented a process for documenting, approving, communicating and updating accounting policies and procedures; implemented controls over period-end financial controls and reporting process; engaged third party specialists in income tax preparation; and  implemented certain compensating controls over some of our financial IT processes.

In addition, we expect to continue to: adopt additional accounting policies and procedures; hire additional personnel to enhance our level of knowledge and experience; implement training procedures on U.S. GAAP and the revised policies and procedures; and strengthen general controls around our information technology systems.

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

We and several employees that we have indemnified, pursuant to California labor law, have been sued by their former employer, a competitor of ours, alleging, among other things, breach of contract, violation of a non-competition agreement and the taking of trade secrets. The competitor has filed a complaint in Alameda County Superior Court in California claiming damages in excess of $3.5 million. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

A customer filed a lawsuit in New York Supreme Court in New York against us alleging the breach of a contract by us, claiming damages of $10.3 million. We have filed counter claims alleging breach of contract among other matters. We have assessed the status of this matter and have concluded that although an adverse result is reasonably possible, it is not probable. As a result, no provision has been made in the consolidated financial statements.

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

CORPORATE RESOURCE SERVICES, INC.

Date: November 14, 2014	By: /s/ John P. Messina
John P. Messina
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By: /s/ Michael J. Golde
Michael J. Golde
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission by the Company under File No. 0-16244.

Number	Description	Incorporated by Reference to the Following Document:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a—14(a) or Rule 15d—14(a) of the Securities and Exchange Act of 1934.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	*
101.INS	XBRL Instance	**
101.SCH	XBRL Schema	**
101.PRE	XBRL Presentation	**
101.CAL	XBRL Calculation	**
101.DEF	XBRL Definition	**
101.LAB	XBRL Label	**

*           Filed herewith

**         Filed herewith electronically

